Form 10-Q
period 1996-03-31
JEFFERSONVILLE BANCORP
filed 1996-05-15
CIK 874495

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996       Commission File Number: 0-19212

                           JEFFERSONVILLE BANCORP
           (Exact name of Registrant as specified in its charter)

               New York                              22-2385448
    -------------------------------      ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer identification No.)
    incorporation or organization)

P.O. Box 398, Jeffersonville, New York                  12748
- -----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                                        (914) 482-4000
Registrant's telephone number, including area code--------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [ ]

Indicate the number if shares outstanding in each Issuer's classes of common stock, as of the lates practicable date:

                                             Number of Shares Outstanding
         Class of Common Stock                   as of April 30, 1996
    -------------------------------      ------------------------------------
            $0.50 par value                           1,197,137



                            INDEX TO FORM 10-Q

                                                                           Page

Part 1

  Item 1    Consolidated Interim Financial Statements (Unaudited)

            Consolidated Statements of Condition at
            March 31, 1996 and December 31, 1995                             1

            Consolidated Statements of Income for the Three
            Months ended March 31, 1996 and 1995                             2

            Consolidated Statements of Cash Flows for the Three
            Months ended March 31, 1996 and 1995                            3-4

            Notes to Consolidated Interim Financial Statements               5

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operation                              6-7

Part 2

  Item 1    Legal Proceedings                                              NONE

  Item 2    Changes in Securities                                          NONE

  Item 3    Defaults upon Senior Securities                                NONE

  Item 4    Submission of Matters to a Vote of Security Holders            NONE

  Item 5    Other Information                                              NONE

  Item 6    Exhibits and Reports on Form 8-K                               NONE

  Signatures                                                                 8



Jeffersonville Bancorp
Consolidated Balance Sheets


                                                                     March 31,     December 31,
                                                                          1996             1995
                                                                   (Unaudited)


ASSETS
Cash and due from banks                                          $   5,470,000    $   5,938,000
Federal funds sold                                                           0        4,100,000
      CASH AND CASH EQUIVALENTS                                      5,470,000       10,038,000
Investment securities available for sale, fair value                72,004,000       61,614,000
Investment securities held to maturity, fair value
  $1,877,000 and $1,866,000 in 1996 and 1995                         1,775,000        1,782,000
Loans, less allowance for loan losses of $1,616,000
  and $1,675,000 in 1996 and 1995                                  110,442,000      109,288,000
Accrued interest receivable                                          1,459,000        1,180,000
Investments required by law, stock in Federal
  Home Loan Bank                                                       736,000          736,000
Premises and equipment                                               2,205,000        2,205,000
Other real estate owned                                                495,000          549,000
Other assets                                                         1,523,000        1,511,000
      TOTAL ASSETS                                               $ 196,109,000    $ 188,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Demand deposits--non-interest bearing                        $  20,603,000    $  20,879,000
    Now and super now deposits                                      28,947,000       28,457,000
    Savings and insured money market deposits                       56,275,000       51,563,000
    Time deposits                                                   62,055,000       63,285,000
      TOTAL DEPOSITS                                               167,880,000      164,184,000

Short-term debt                                                      3,973,000          197,000
Long-term debt                                                       1,723,000        1,700,000
Accrued expenses and other liabilities                               1,830,000        1,894,000
      TOTAL LIABILITIES                                            175,406,000      167,975,000

Stockholders' equity:
  Common stock; $.50 par value; 2,225,000 shares
    authorized; 1,264,190 shares issued and
    1,211,290 shares outstanding at March 31, 1996, and
    1,284,450 shares issued and 1,231,550 outstanding
    at December 31, 1995                                               632,000          642,000
  Paid-in capital                                                    1,033,000        1,450,000
  Undivided profits                                                 19,046,000       18,425,000
  Net unrealized gain on securities available for
    sale, net of tax                                                   202,000          621,000
                                                                    20,913,000       21,138,000
Less: treasury stock, 52,900 shares                                    210,000          210,000
      TOTAL STOCKHOLDERS' EQUITY                                    20,703,000       20,928,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 196,109,000    $ 188,903,000

See accompanying notes to consolidated financial statements




Jeffersonville Bancorp
Consolidated Statements of Income


                                                                       For the Three Months
                                                                         Ended March 31,
                                                                          1996             1995
                                                                   (Unaudited)      (Unaudited)


INTEREST INCOME
Loan interest and fees                                             $ 2,558,000      $ 2,419,000
Federal funds sold                                                      53,000           42,000
Investment securities and securities
  available for sale
    Taxable                                                            658,000          763,000
    Non-taxable                                                        388,000          474,000
      TOTAL INTEREST INCOME                                          3,657,000        3,698,000

INTEREST EXPENSE
Deposits                                                             1,510,000        1,500,000
Federal funds purchased and
  other short-term debt                                                  3,000               --
Long-term debt                                                          23,000           42,000
      TOTAL INTEREST EXPENSE                                         1,536,000        1,542,000
            NET INTEREST INCOME                                      2,121,000        2,156,000
Provision for loan losses                                                    0          (40,000)
      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN
        LOSSES                                                       2,121,000        2,116,000

OPERATING INCOME
Service charges                                                        163,000          144,000
Other non-interest income                                               57,000           55,000
Loss on the sale of securities
  available for sale, net                                                    0           (6,000)
                                                                       220,000          193,000

OPERATING EXPENSES
Salaries and wages                                                     658,000          612,000
Employee benefits                                                      190,000          202,000
Occupancy expense of bank premises                                     223,000          222,000
Other real estate expense, net                                          54,000           52,000
Other operating expense                                                393,000          438,000
                                                                     1,518,000        1,526,000
Income before income taxes                                             823,000          783,000
Income taxes                                                          (201,000)        (153,000)
      NET INCOME                                                   $   622,000      $   630,000

Net income per share                                               $      0.51      $      0.49

Shares outstanding                                                   1,226,441        1,288,330

See accompanying notes to consolidated financial statements




Jeffersonville Bancorp
Consolidated Statement of Cash Flows


                                                                  Three months ending March 31,
                                                                          1996             1995
                                                                   (unaudited)      (unaudited)

OPERATING ACTIVITIES
Net income                                                       $     622,000     $    630,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Write down of other real estate owned                               12,000               --
    Provision for loan losses                                               --           40,000
    Depreciation and amortization                                       75,000           92,000
    Loss on sale of securities available
      for sale, net                                                         --           (6,000)
    Increase in accrued interest receivable                           (279,000)         (90,000)
    (Increase) decrease in other assets                                (12,000)          50,000
    Increase in accrued expenses and
      other liabilities                                                224,000          312,000

        TOTAL ADJUSTMENTS                                               20,000          398,000

        NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                         642,000        1,028,000

INVESTING ACTIVITIES
Proceeds from maturity and calls of securities
  available for sale                                                 5,323,000        2,155,000
Proceeds from sales of securities
  available for sale                                                        --        2,654,000
Purchase of securities available for sale                          (16,421,000)      (7,211,000)
Proceeds from maturity and calls of investment
  securities                                                           180,000          124,000
Purchase of investment securities                                     (173,000)              --
Net increase in loans                                               (1,206,000)      (2,546,000)
Purchases of premises and equipment                                    (75,000)         (47,000)
Cash proceeds from sale of other real estate owned                      94,000          196,000

        NET CASH USED BY INVESTING
          ACTIVITIES                                               (12,278,000)      (4,675,000)

FINANCING ACTIVITIES
Net increase in deposits accounts                                    3,696,000        4,321,000
Increase (decrease) in short-term debt                               3,776,000         (373,000)
Purchase and retirement of common stock                               (427,000)              --
Increase in long-term debt                                              23,000               --

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,068,000        3,948,000

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                      (4,568,000)         301,000

Cash and cash equivalents at beginning of year                      10,038,000        7,524,000
Cash and cash equivalents at end of year                         $   5,470,000     $  7,825,000

Supplemental disclosure of cash flow
  information-cash paid during the year for:
    Interest                                                     $   1,515,000     $  1,427,000
    Taxes                                                        $     145,000     $     18,000

Supplemental schedule of noncash investing activities:
  Change in net unrealized (gain) loss on securities
    available for sale,net of tax                                $    (419,000)    $  2,107,000

  Change in deferred tax (benefit) on unrealized
    gain (loss) on securities available for sale                 $    (289,000)    $    865,000

  Transfer of loans to other real estate owned                   $     140,000     $    142,000

See accompanying notes to consolidated interim financial statements



                       JEFFERSONVILLE BANCORP

           NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           March 31, 1996
                            (Unaudited)

Part 1. Consolidated Interim Financial Statement Presentation

A. In the opinion of Management of Jeffersonville Bancorp, the accompanying unaudited interim consolidated financial statements contains all adjustments necessary to present the financial position as of March 31, 1996 and December 31, 1995, the Results of Operations for the three month periods ending March 31, 1996 and 1995 and Cash Flows for the three month periods ended March 31, 1996 and 1995. All adjustments are normal and recurring.
The accompanying statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1995 Annual Report.

B. Earnings per share was calculated for the three month periods ending March 31, 1996 and 1995 based on weighted average shares outstanding of 1,226,441 and 1,288,330, respectively.

Item 2: Management's discussion and analysis of Financial Conditions and Results of Operations

A. Overview--Financial Conditions

During the period from December 31, 1995 to March 31, 1996, total assets increased $7,206,000 or 3.81%. While growth during the period was flat, several changes did occur within the balance sheet structure. Investment securities available for sale increased $10,390,000 or 16.86%. This increase was made possible by redeployment of short-term funds to improve the yield. The funds were invested in tax exempt securities as well as short to intermediate term taxable securities. Federal funds sold, a short-term investment was reduced from $4,100,000 to zero as part of the funds redeployment. Loans increased from $109,288,000, at year end 1995 to $110,442,000 at March 31, 1996, an increase of $1,154,000 or 1.06%. Growth was spread across all types of loans. The new Home Equity Loan product was successfully launched during the first quarter of 1996 and accounted for $242,000 of the increase in loans.

Deposits increased from $164,184,000 at December 31, 1995 to $167,880,000 at March 31, 1996, an increase of $3,696,000 or 2.25%. Growth in deposits occurred in savings and insured money market deposits as a change in the top tier of the rate structure attracted large deposits mainly from municipal depositors. Short-term debt increased $3,776,000 in response to short-term liquidity needs.

Total shareholder equity at $20,703,000 at March 31, 1996 and $20,928,000 at December 31, 1995 decreased $225,000 or 1.08%. This decrease was primarily the result of two factors. First, on January 9, 1996 the Board of Directors authorized the repurchase and retirement of 50,000 shares of Common Stock at $21.00 per share. As of March 31, 1996, 20,260 shares have been repurchased and retired with the resultant reduction in Common Stock and Paid In Capital of $427,000. Second, the net unrealized gain on securities available for sale decreased $419,000 from $621,000 at December 31, 1995 to $202,000 at March 31, 1996. This reduction is brought about by changes in the securities market.

B. Results of Operation

Net income for the first three months of 1996 was $622,000 compared to $630,000 for the same period in 1995, a decrease of 1.27%. The Company's annualized return on average assets was 1.28% compared to 1.30% in the same period last year. The return on average shareholder's equity was 11.73% and 13.36% for the first three months of 1996 and 1995 respectively.

Net Interest Income

Tax equivalent interest income was virtually unchanged in the first three months of 1996 compared to the same period in 1995. The yield on investment securities decreased 36 basis points from 7.64% in 1995 to 7.28% in 1996. While commercial loan rates turned upward, real estate mortgages loans declined 13 basis points to 8.66% and installment loans declined 33 basis points from 11.65% to 11.32%. The overall yield on interest earning assets was down 11 basis points from 8.54% in 1995 to 8.43% in 1996.

Interest expense increased 40 basis points over the same period last year to reach 4.12%, the result of higher market rates. The overall net interest margin decreased 35 basis points from 5.42% in 1995 to 5.07% in 1996.

Provision for Loan Loss

The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan loss was zero and $40,000 for the three months ended March 31, 1996 and 1995 respectively. The net charge off for the 1996 period was $12,000 compared to a net recovery of $42,000 the prior year. Based on management analysis of the loan portfolio, management believes the current level of the allowance is adequate.

Operating Income and Expense

Operating income for the first three months of 1996 increased $27,000 or 13.99% compared to the same period in 1995. The increase is attributed to uniform collection of service charges and fees and absence of loss on the sale of securities.

Increases in salaries and wages, and occupancy expense were offset by reductions in employee benefits and other operating expense. The reduction in other operating expense was mainly due to a decrease in the FDIC insurance premium of $92,000. FDIC expense will also be lower in future accounting periods, as a result of the decreased FDIC assessment rates.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.

                       JEFFERSONVILLE BANCORP

Date: 5/3/96


                      /s/ K. Dwayne Rhodes
                --------------------------------------
                          K. Dwayne Rhodes
                Treasurer and Chief Accounting Officer