Form 10-Q
period 1996-06-30
JEFFERSONVILLE BANCORP
filed 1996-08-14
CIK 874495

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.  20549

QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996     Commission File Number:   0-19212

              JEFFERSONVILLE BANCORP
- ------------------------------------------------------
(Exact name of Registrant as specified in its charter)

        New York                                    22-2385448
- -------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer identification No.)
 incorporation or organization)

P. O. Box 398, Jeffersonville,  New York                12748
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (914) 482-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No   [   ]

Indicate the number if shares outstanding in each Issuer's classes of common stock, as of the lates practicable date:

                                    Number of Shares Outstanding
 Class of Common Stock                  as of July 25, 1996
- ----------------------                  -------------------
   $0.50 par value                           1,193,206

INDEX TO FORM 10-Q

                                                                         Page
Part 1

Item 1	Consolidated Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets at
        June 30, 1996 and December 31, 1995                                 1

	Consolidated Statements of Income for the Six
        Months ended June 30, 1996 and 1995                                 2

	Consolidated Statements of Income for
        Three months ended June 30, 1996 and 1995                           3

	Consolidated Statements of Cash Flows for the Six
        Months ended June 30, 1996 and 1995                               4-5

        Notes to Consolidated Interim Financial Statements                  6

Item 2	Management's Discussion and Analysis of Financial
        Condition and Results of Operation                                7-9

Part 2

Item 1  Legal Proceedings                                                NONE

Item 2  Changes in Securities                                            NONE

Item 3  Defaults upon Senior Securities                                  NONE

Item 4  Submission of Matters to a Vote of Security Holders                10

Item 5  Other Information                                                NONE

Item 6  Exhibits and Reports on Form 8-K                                 NONE

Signatures                                                                 10

                               Jeffersonville Bancorp Consolidated Balance Sheets
                                                                         June 30,           December 31,
                                                                         1996               1995
                                                                         (Unaudited)

ASSETS

Cash and due from banks                                                    5,105,000          5,938,000
Federal funds sold                                                                 0          4,100,000
        CASH AND CASH EQUIVALENTS                                          5,105,000         10,038,000

Investment securities available for sale, fair value                      70,043,000         61,614,000
Investment securities held to maturity, fair value $2,464,000
    and $1,866,000 in 1996 and 1995                                        2,413,000          1,782,000
Loans, less allowance for loan losses of $1,629,000 and
    $1,675,000 in 1996 and 1995                                          112,387,000        109,288,000
Accrued interest receivable                                                1,252,000          1,180,000
Investments required by law, stock in Federal
    Home Loan Bank                                                           736,000            736,000
Premises and equipment                                                     2,398,000          2,205,000
Other real estate owned                                                      661,000            549,000
Other assets                                                               2,059,000          1,511,000
        TOTAL ASSETS                                                     197,054,000        188,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
      Demand deposits-non-interest  bearing                               22,083,000         20,879,000
      Now and Super NOW deposits                                          28,486,000         28,457,000
      Savings and insured money market deposits                           54,238,000         51,563,000
      Time deposits                                                       66,215,000         63,285,000
        TOTAL DEPOSITS                                                   171,022,000        164,184,000

Short term debt                                                            2,569,000            197,000
Long-term debt                                                             1,721,000          1,700,000
Accrued expenses and other liabilities                                     1,873,000          1,894,000
        TOTAL LIABILITIES                                                177,185,000        167,975,000
Stockholders' equity:
     Common stock; $.50 par value; 2,225,000 shares
        authorized; 1,246,106 shares issued and
        1,193,206 shares outstanding at June 30,1996, and
        1,284,450 shares issued and 1,231,550 outstanding
        at December 31, 1995                                                 623,000            642,000
     Paid-in capital                                                         664,000          1,450,000
     Undivided profits                                                    19,253,000         18,425,000
     Net unrealized gain (loss) on securities available for
        sale, net of tax                                                    (461,000)           621,000
                                                                          20,079,000         21,138,000
Less: treasury stock, 52,900 shares                                          210,000            210,000
        TOTAL  STOCKHOLDERS' EQUITY                                       19,869,000         20,928,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               197,054,000        188,903,000

See accompanying notes to consolidated financial statements



                                                                          Jeffersonville Bancorp
                                                                     Consolidated Statements of Income

                                                                               For the Six  Months
                                                                                  Ended June 30,
                                                                     1996                        1995
                                                                     (Unaudited)                 (Unaudited)

INTEREST INCOME
Loan interest and fees                                               $ 5,199,000                 $ 4,944,000
Short-term investments                                                    53,000                      90,000
Investment securities:
   Taxable                                                             1,360,000                   1,516,000
   Non-taxable                                                           797,000                     888,000
     TOTAL INTEREST INCOME                                             7,409,000                   7,438,000

INTEREST EXPENSE
Deposits                                                               3,011,000                   3,056,000
Federal funds purchased and other short-term debt                         37,000                       9,000
Long-term debt                                                            45,000                      72,000
     TOTAL INTEREST EXPENSE                                            3,093,000                   3,137,000

     NET INTEREST INCOME                                               4,316,000                   4,301,000
Provision for loan losses                                                (60,000)                    (40,000)
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               4,256,000                   4,261,000

OPERATING INCOME
Service charges                                                          326,000                     293,000
Other non-interest income                                                204,000                     161,000
Gains on investment securities available for sale, net                         0                      26,000
                                                                         530,000                     480,000
OPERATING EXPENSES

Salaries and wages                                                     1,306,000                   1,198,000
Employee benefits                                                        417,000                     424,000
Occupancy expense of bank premises                                       459,000                     451,000
Other real estate owned expense,net                                      225,000                      92,000
Other operating expense                                                  848,000                     911,000
                                                                       3,255,000                   3,076,000
Income before income taxes                                             1,531,000                   1,665,000
Income taxes                                                            (320,000)                   (396,000)
     NET INCOME                                                      $ 1,211,000                 $ 1,269,000


Net income per share                                                 $      1.00                 $      1.00


Weighted average shares outstanding                                    1,211,806                   1,268,951


See accompanying notes to consolidated financial statements

                                                          Jeffersonville Bancorp
                                                   Consolidated Statements of Income

                                                                               For the Three Months
                                                                                  Ended June 30,
                                                                         1996                  1995
                                                                         (Unaudited)           (Unaudited)

INTEREST INCOME
Loan interest and fees                                                   $ 2,641,000           $ 2,525,000
Short-term investments                                                             0                48,000
Investment securities:
   Taxable                                                                   702,000               753,000
   Non-taxable                                                               409,000               414,000
     TOTAL INTEREST INCOME                                                 3,752,000             3,740,000

INTEREST EXPENSE
Deposits                                                                   1,501,000             1,556,000
Federal funds purchased and other short-term debt                             34,000                10,000
Long-term debt                                                                22,000                29,000
     TOTAL INTEREST EXPENSE                                                1,557,000             1,595,000

     NET INTEREST INCOME                                                   2,195,000             2,145,000
Provision for loan losses                                                    (60,000)                    0
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,135,000             2,145,000

OPERATING INCOME
Service charges                                                              163,000               149,000
Other non-interest income                                                    147,000               106,000
Gains on investment securities available for sale                                  0                32,000
                                                                             310,000               287,000
OPERATING EXPENSES

Salaries and wages                                                           648,000               586,000
Employee benefits                                                            227,000               222,000
Occupancy expense of bank premises                                           236,000               229,000
Other real estate owned expense,net                                          171,000                40,000
Other operating expense                                                      455,000               473,000
                                                                           1,737,000             1,550,000
Income before income taxes                                                   708,000               882,000
Income taxes                                                                (119,000)             (243,000)
     NET INCOME                                                          $   589,000           $   639,000

Net income per share                                                     $      0.49           $      0.51


Weighted average shares outstanding                                        1,197,180             1,249,573


See accompanying notes to consolidated financial statements




                                               Jeffersonville Bancorp
                                        Consolidated Statements of Cash Flows
                                                                               Six months ending June 30,
                                                                              1996                    1995
                                                                              (unaudited)             (unaudited)

OPERATING ACTIVITIES
Net income                                                                    $     1,211,000         $   1,269,000
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Write down of other real estate owned                                             12,000                40,000
     Provision for loan losses                                                         60,000                40,000
     Depreciation and amortization                                                    163,000               179,000
     Gain on sale of securities available for sale, net                                     0               (26,000)
     (Increase) decrease in accrued interest receivable                               (72,000)               37,000
     (Increase) decrease in other assets                                              195,000              (465,000)
     Increase (decrease) in accrued expenses and other liabilities                    (21,000)              301,000

         TOTAL ADJUSTMENTS                                                            337,000               106,000

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,548,000             1,375,000

INVESTING ACTIVITIES
Proceeds  from maturity and calls of securities available for sale                  6,666,000             5,546,000
Proceeds from sales of securities available for sale                                  500,000             9,228,000
Purchase of securities available for sale                                         (17,721,000)           (8,328,000)
Proceeds from maturity and calls of investment securities                             309,000               263,000
Purchase of investment securities                                                    (640,000)             (245,000)
Purchase of investments required by law                                                     0               (36,000)
Net increase in loans                                                              (3,593,000)           (5,772,000)
Purchases of premises and equipment                                                  (356,000)             (319,000)
Cash proceeds from sale of other real estate owned                                    310,000               184,000
         NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                         (14,525,000)              521,000
FINANCING ACTIVITIES
Net increase in deposits accounts                                                   6,838,000             1,135,000
Increase (decrease) in short-term debt                                              2,372,000               (97,000)
Increase (decrease) in long-term debt                                                  21,000              (901,000)
Dividends paid                                                                       (382,000)             (387,000)
Purchase and retirement of common stock                                              (805,000)             (992,000)
Proceeds from sale of treasury stock                                                        0                13,000
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                           8,044,000            (1,229,000)
         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (4,933,000)              667,000
Cash and cash equivalents at beginning of year                                     10,038,000             7,524,000
Cash and cash equivalents at end of year                                      $     5,105,000         $   8,191,000
Supplemental disclosure of cash flow information-cash paid
     during the year for:
          Interest                                                            $     3,044,000         $   3,097,000
          Taxes                                                               $       318,000         $     286,000

Supplemental schedule of noncash investing activities:
     Net change in net unrealized loss on securities
        available for sale, net of tax                                        $      764,000          $   3,727,000

     Decrease in deferred tax on unrealized
        loss on securities available for sale                                 $      310,000          $   1,446,000

     Transfer of loans to other real estate owned                             $       434,000         $     142,000

See accompanying notes to consolidated financial statements




JEFFERSONVILLE BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

Part 1.	Financial Statement Presentation

A. In the opinion of Management of Jeffersonville Bancorp, the accompanying unaudited interim Consolidated Financial
        Statements contains all adjustments necessary to present the financial position as of June 30 1996 and December 31, 1995, the Results of Operations for the six month periods and three months periods ending June 30, 1996 and 1995,and Cash Flows for the six month periods ended June 30, 1996 and 1995. All adjustments are normal and recurring. The accompanying consolidated interim statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1995 Annual Report.

B.	Earnings per share was calculated for the six month periods
        ending June 30, 1996 and 1995 based on weighted average shares outstanding of 1,211,806 and 1,268,951, respectively and for the three month periods ending June 30, 1996 and 1995 based on weighted average shares outstanding of 1,197,180 and 1,249,573 respectively.



Item 2:	Management's discussion and analysis of Financial Conditions and Results of Operations

A.	Overview - Financial Conditions

	During the period from December 31, 1995 to June 30, 1996, total assets increased $8,151,000 or 4.31%. Investment securities available for sale increased $8,429,000 or 13.68%. This increase was the result of a redeployment of short term funds in order to improve the yield on these investments. The funds were invested in tax exempt securities as well as short to intermediate term taxable securities. Federal funds sold, a short term investment was reduced from $4,100,000 to zero as part of the funds redeployment. Loans increased from $109,288,000 at year end 1995 to $112,387,000 at June 30, 1996, an increase of $3,099,000 or 2.84%. Growth was spread across all types of loans, however the new Home Equity Loan product which was successfully launched during the first quarter of 1996, accounted for $2,067,000 of the increase in loans.

	Deposits increased from $164,184,000 at December 31, 1995 to $171,022,000 at June 30, 1996, an increase of $6,838,000 or
        4.16%. Growth in deposits occurred in savings and insured money market deposits as a change in the top tier of the rate structure attracted large deposits mainly from municipal depositors. Short term debt increased $2,372,000 in response to short term liquidity needs.

	Total shareholder equity at $20,928,000 at December 31, 1995 and $19,869,000 at June 30, 1996 decreased $1,059,000 or 5.06%.
        This decrease was the result of two factors. First, on January 9, 1996 the Board of Directors authorized the repurchase and retirement of 50,000 shares of Common Stock at $21.00 per share. As of June 30, 1996, 38,344 shares have been repurchased and retired with the resultant reduction in Common Stock and Paid In Capital of $805,000. Second, the net unrealized gain/loss on securities available for sale decreased $1,082,000 from $621,000 gain at December 31, 1995 to $461,000 loss at June 30, 1996.

B.	Results of Operation

	Net income for the first six months of 1996 was $1,211,000 compared to $1,269,000 for the same period in 1995, a decrease of 4.57%. The Company's annualized return on average assets was 1.24% compared to 1.31% in the same period last year. The return on average shareholder's equity was 11.74% and 13.14% for the first six months of 1996 and 1995, respectively. Net income for the three months ended June 30, 1996 was $589,000 compared to $639,000 for the same period in 1995, a decrease of 7.82%.

	Net Interest Income

	Tax equivalent interest income was virtually unchanged in the first six months of 1996 compared to the same period in 1995.
        The yield on investment securities decreased 34 basis points from 7.56% in 1995 to 7.22% in 1996. While commercial loan and installment loan rates declined slightly, real estate mortgages loans, the major portion of the loan portfolio, declined 7 basis points to 8.78% for the six month period, but registered an increase of 12 basis points for three month period ended June 30, 1996. The overall yield on interest earning assets was down 10 basis points from 8.56% for the six months ended June 30, 1995 to 8.46% for the same period in 1996. The decline in the yield on interest earning assets was offset by an increase in average earning assets. The average balance for earning assets was $185,279,000 for the period ended June 30, 1996 compared to $184,747,000 for the same period in 1995.


        Interest expense only increased 3 basis points over the same period last year to reach 4.10%. The overall net interest margin decreased 5 basis points from 5.17% in 1995 to 5.12% in 1996.
        The net interest margin for the three month period ended June 30, 1996 compared to the three month period ended March 31, 1996 showed an increase of 5 basis points from 5.07% to 5.12%, a favorable indicator.

	Provision for Loan Loss

	The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan loss was $60,000 and $40,000 for the six months ended June 30, 1996 and 1995, respectively. The net charge off for the 1996 period was $59,000 compared to a net recovery of $40,000 the prior year. Based on management analysis of the loan portfolio, management believes the current level of the allowance is adequate.

	Operating Income and Expense

	Operating income for the first six months of 1996 increased $50,000 or 10.42% compared to the same period in 1995.

        Operating expense at $3,255,000 for the first six months of 1996 compared to 3,076,000 for the same period in 1995, an increase of $179,000 or 5.82%. This increase was the result of increased salaries and wages required to staff new branch offices and fund 1996 merit increases, and increased other real estate owned expense to maintain and liquidate foreclosed properties. Other operating expense declined primarily as the result of a decrease in FDIC Insurance premium of $182,000. FDIC Insurance expense will also be lower in future 1996 accounting periods, because of decreased FDIC assessment rates.

Item 4:	Submission of Matters to a Vote of Security Holders

	On May 28, 1996, The annual meeting of shareholders was held.
        The election of four Class I directors resulted in the reelection of John K. Gempler, Hon. Lawrence H. Cooke, Gibson E. McKean and
        Edward T. Sykes.

        The proposal to ratify the firm of KPMG Peat Marwick LLP as independent auditors for the fiscal year ended December 31, 1996 was approved.

	The proposal to amend article Four of the Certificate of Incorporation Authorizing the creation of 2,000,000 shares of Preferred Stock was approved.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize.

JEFFERSONVILLE BANCORP

Date:	7/25/96

/s/  K.Dwayne Rhodes
- -------------------------------------------
     K. Dwayne Rhodes
     Treasurer and Chief Accounting Officer