Form 10-Q
period 1996-09-30
JEFFERSONVILLE BANCORP
filed 1996-11-15
CIK 874495

[FILER]

                          Form 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington,  D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996     Commission File
Number:   0-19212

                   JEFFERSONVILLE BANCORP
   (Exact name of Registrant as specified in its charter)



        New York                              22-2385448
(State or other jurisdiction of   (I.R.S. Employer identification No.)
incorporation or organization)


P. O. Box 398, Jeffersonville,  New York               12748
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (914-482-4000)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X     No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                Number of Shares Outstanding
 Class of Common Stock          as of October 27, 1996
    $0.50 par value                   1,188,378






                     INDEX TO FORM 10-Q


                                                                Page
Part 1

  Item 1  Consolidated Interim Financial Statements
          (Unaudited)

          Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995                 1

          Consolidated Statements of Income for the Nine
          Months ended September 30, 1996 and 1995                 2

         Consolidated Statements of Income for the
         Three Months ended September 30, 1996 and 1995           3

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 1996 and 1995                4-5

         Notes to Consolidated Interim Finan                      6

  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7-9


Part 2

  Item 1 Legal Proceedings                                       NONE

  Item 2 Changes in Securities                                   NONE

  Item 3 Defaults upon Senior Securities                         NONE

  Item 4 Submission of Matters to a Vote of Security Holders     NONE

  Item 5 Other Information                                       NONE

  Item 6 Exhibits and Reports on Form 8-K                     Exhibit 27

  Signature                                                       10




                                                                    Jeffersonville Bancorp
                                                                            Consolidated Balance Sheets
                                                                              September 30,     December 31
                                                                                  1996              1996
                                                                               (Unaudited)
ASSETS
Cash and  due from banks                                                         $  7,906,000 $      5,938,000
Federal funds sold                                                                          0        4,100,000
        CASH AND CASH EQUIVALENTS                                                   7,906,000       10,038,000

Investment securities available for sale, at fair value                            68,665,000       61,614,000
Investment securities held to maturity, fair value $2,815,000
       and $1,866,000 in 1996 and 1995                                              2,758,000        1,782,000
Loans, less allowance for loan losses of $1,612,000 and
     $1,629,000 in1996 and 1995                                                   113,918,000      109,288,000
Accrued interest receivable                                                         1,411,000        1,180,000
Investments required by law, stock in Federal
      Home Loan Bank                                                                  736,000          736,000
Premises and equipment                                                              2,584,000        2,205,000
Other real estate owned                                                               641,000          549,000
Other assets                                                                        1,603,000        1,511,000
          TOTAL ASSETS                                                           $200,222,000 $    188,903,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
       Demand deposits-non-interest  bearing                                     $ 25,281,000 $     20,879,000
       Now and super now deposits                                                  27,423,000       28,457,000
       Savings and insured money market deposits                                   56,292,000       51,563,000
       Time deposits                                                               67,377,000       63,285,000
          TOTAL DEPOSITS                                                          176,373,000      164,184,000

Short- term debt                                                                      521,000          197,000
Long-term debt                                                                        815,000        1,700,000
Accrued expenses and other liabilities                                              1,785,000        1,894,000
          TOTAL LIABILITIES                                                       179,494,000      167,975,000
Stockholders' equity:
     Common stock; $.50 par value; 2,225,000 shares
          authorized; 1,243,236 shares issued and
          1,190,336  shares outstanding at September 30,1996,
         and 1,284,450 shares issued and 1,231,550
         outstanding at December 31, 1995                                             622,000          642,000
     Paid-in capital                                                                  605,000        1,450,000
     Undivided profits                                                             19,749,000       18,425,000
     Net unrealized gain (loss) on securities available for
          sale, net of tax                                                           (38,000)         621,000
                                                                                   20,938,000       21,138,000
      Less: treasury stock, 52,900  shares                                            210,000          210,000
          TOTAL  STOCKHOLDERS' EQUITY                                              20,728,000       20,928,000

 TOTAL LIABILITIES  AND STOCKHOLDERS'
        EQUITY                                                                   $200,222,000 $    188,903,000


See accompanying notes to unaudited consolidated interim financial statements

                                              Jeffersonville Bancorp
                                           Consolidated Statements of Income

                                                           For the Nine  Months
                                                           Ended September 30,
                                                  1996              1995
                                              (Unaudited)       (Unaudited)
INTEREST INCOME
Loan interest and fees           $                7,803,000   $     7,557,000
Short-term investments                               71,000           144,000
Investment securities:
     Taxable                                      2,051,000         2,183,000
     Non-taxable                                  1,211,000         1,266,000
          TOTAL INTEREST INCOME                  11,136,000        11,150,000

INTEREST EXPENSE
Deposits                                          4,552,000         4,613,000
Federal funds purchased and
     other short-term debt                           43,000            15,000
Long-term debt                                       71,000           100,000
          TOTAL INTEREST EXPENSE                  4,666,000         4,728,000

          NET INTEREST INCOME                     6,470,000         6,422,000
Provision for loan losses                         (120,000)         (100,000)
          NET INTEREST INCOME AFTER
               PROVISION FOR LOAN
               LOSSES                             6,350,000         6,322,000

OPERATING INCOME
Service charges                                     488,000           442,000
Other non-interest income                           242,000           224,000
Gains (losses) on investment
     securities available for sale, net              11,000          (21,000)
                                                    741,000           645,000
OPERATING EXPENSES

Salaries and wages                                2,077,000         1,878,000
Employee benefits                                   631,000           561,000
Occupancy expense of bank premises                  696,000           688,000
Other real estate owned expense,net                 204,000            83,000
Other operating expense                           1,327,000         1,307,000
                                                  4,935,000         4,517,000
Income before income taxes                        2,156,000         2,450,000
Income taxes                                      (450,000)         (634,000)
          NET INCOME             $                1,706,000   $     1,816,000


Net income per share             $                     1.42   $          1.44


Weighted average shares outstanding               1,205,338         1,259,981


See accompanying notes to unaudited consolidated interim financial statements




                                 Jeffersonville Bancorp
                             Consolidated Statements of Income

                                                  For the Three Months
                                                   Ended September 30,
                                                1996             1995
                                             (Unaudited)     (Unaudited)
INTEREST INCOME
Loan interest and fees           $              2,604,000   $   2,613,000
Short-term investments                             18,000          54,000
Investment securities:
     Taxable                                      691,000         667,000
     Non-taxable                                  414,000         378,000
          TOTAL INTEREST INCOME                 3,727,000       3,712,000

INTEREST EXPENSE
Deposits                                        1,541,000       1,557,000
Federal funds purchased and
     other short-term debt                          6,000           6,000
Long-term debt                                     26,000          28,000
          TOTAL INTEREST EXPENSE                1,573,000       1,591,000

          NET INTEREST INCOME                   2,154,000       2,121,000
Provision for loan losses                        (60,000)        (60,000)
          NET INTEREST INCOME AFTER
               PROVISION FOR LOAN
               LOSSES                           2,094,000       2,061,000

OPERATING INCOME
Service charges                                   162,000         149,000
Other non-interest income                          38,000          63,000
Gains (losses) on investment
     securities available for sale, net            11,000        (47,000)
                                                  211,000         165,000
OPERATING EXPENSES

Salaries and wages                                771,000         680,000
Employee benefits                                 214,000         137,000
Occupancy expense of bank premises                237,000         237,000
Other real estate owned expense,net              (21,000)          10,000
Other operating expense                           479,000         377,000
                                                1,680,000       1,441,000
Income before income taxes                        625,000         785,000
Income taxes                                    (130,000)       (238,000)
          NET INCOME             $                495,000   $     547,000


Net income per share             $                   0.42   $        0.44


Weighted average shares outstanding             1,192,401       1,235,111


See accompanying notes to unaudited consolidated interim  financial statements




                     JEFFERSONVILLE BANCORP

       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                       September 30, 1996
                           (Unaudited)

Part 1. Financial Statement Presentation

       A.    In  the  opinion  of  Management  of  Jeffersonville
       Bancorp, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments necessary to present the financial position as of September 30, 1996 and December 31, 1995, the Results of Operations for the nine month periods and three month periods ended September 30, 1996 and 1995, and Cash Flows for the nine month periods ended September 30, 1996 and 1995. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1995 Annual Report.

       B. Earnings per share was calculated for the nine month periods ended September 30, 1996 and 1995 based on weighted average shares outstanding of 1,205,338 and 1,259,981, respectively, and for the three month periods ended September 30, 1996 and 1995 based on weighted average shares outstanding of 1,192,401 and 1,235,111, respectively.

Item 2:Management's discussion and analysis of Financial
       Conditions and Results of Operations

       A.   Overview - Financial Conditions

                 During the period from December 31, 1995 to September 30, 1996, total assets increased $11,319,000 or 5.99%. Investment securities available for sale increased $7,051,000 or 11.44%. This increase was primarily the result of a redeployment of short term funds in order to improve the yield on these investments. The funds were invested in tax exempt securities as well as short to intermediate term taxable securities.
       Federal funds sold, a short term investment, was reduced from $4,100,000 to zero as part of the funds redeployment. Net loans increased from $109,288,000 at year end 1995 to $113,918,000 at September 30, 1996, an increase of $4,630,000 or 4.24%. The new Home Equity Loan product which was successfully launched during the first quarter of 1996, accounted for $3,391,000 of the increase in net loans.
                 Deposits increased from $164,184,000 at
       December 31, 1995 to $176,373,000 at September 30, 1996,
       an increase of $12,189,000 or 7.42%. Growth in deposits occurred in savings and insured money market deposits as a change in the top tier of the rate structure attracted large deposits mainly from municipal depositors. Deposit growth was also favorably affected by the opening of two new supermarket branches in July 1996.
                 Total shareholders' equity of $20,928,000 at December 31, 1995 and $20,728,000 at September 30, 1996
       decreased $200,000 or .96%. This decrease was the result of two factors. First, on January 9, 1996 the Board of Directors authorized the repurchase and retirement of 50,000 shares of Common Stock at $21.00 per share. As of September 30, 1996, 41,214 shares have been repurchased and retired with the resultant reduction in Common Stock and Paid In Capital of $865,000. Second, the net unrealized gain/loss on securities available for sale decreased $659,000 from a $621,000 gain at December 31, 1995 to a $38,000 loss at September 30, 1996.

       B.   Results of Operations

                 Net income for the first nine months of 1996 was $1,706,000 compared to $1,816,000 for the same period in 1995, a decrease of 6.06%. The Company's annualized return on average assets was 1.15% compared to 1.25% in the same period last year. The return on average shareholders' equity was 11.01% and 12.36% for the first nine months of 1996 and 1995, respectively. Net income for the three months ended September 30, 1996 was $495,000 compared to $547,000 for the same period in 1995, a decrease of 9.51%.

            Net Interest Income

                 Tax equivalent interest income was virtually unchanged in the first nine months of 1996 compared to the same period in 1995. The yield on investment securities decreased 12 basis points from 7.34% in 1995 to 7.22% in 1996. While commercial loan and installment loan rates declined slightly, real estate mortgages loans, the major portion of the loan portfolio, declined 10 basis points to 8.82% for the nine month period, but registered an increase of 4 basis points for nine month period ended September 30, 1996 compensated the six month period ended June 30, 1996. The overall yield on interest earning assets was down 12 basis points from 8.53% for the nine months ended September 30, 1995 to 8.41% for the same period in 1996. The decline in the yield on interest earning assets was offset by an increase in average earning assets. The average balance for earning assets was $186,486,000 for the nine month period ended September 30, 1996 compared to $184,572,000 for the nine monthsame period in 1995.
                 Interest expense decreased only 2 basis points over the same period last year to reach 4.11%. The overall net interest margin decreased 4 basis points from 5.11% in 1995 to 5.07% in 1996. The net interest margin for the nine month period ended September 30, 1996 compared to the six month period ended June 30, 1996 showed an decrease of 5 basis points from 5.12% to 5.07%.





            Provision for Loan Losses

                 The provision for loan losses reflects
       management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $120,000 and $100,000 for the nine months ended September 30, 1996 and 1995, respectively. The net charge off for the 1996 nine month period was $137,000 compared to a net recovery of $40,000 the prior year. Based on management analysis of the loan portfolio, management believes the current level of the allowance is adequate.

            Operating Income and Expense

                 Operating income for the first nine months of 1996 increased $96,000 or 14.88% compared to the same period in 1995.
                 Operating expenses were at $4,935,000 for the first nine months of 1996 compared to 4,517,000 for the same period in 1995, an increase of $418,000 or 9.25%. This increase was the result of increased salaries and wages required to staff new branch offices and fund 1996 merit increases, and increased other real estate owned expense to maintain and liquidate foreclosed properties. Other operating expense increased 1.5% to reach $1,327,000 for the nine months ended September 30, 1996. Increases in ATM Expense and fee expense were offset by a decrease in FDIC Insurance Premium of $174,000. FDIC Insurance expense will also be lower in future 1996 accounting periods, because of decreased FDIC assessment rates.







                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     JEFFERSONVILLE BANCORP

Date:            11/8/96







                        K. Dwayne Rhodes
             Treasurer and Chief Accounting Officer