Form 10-K405
period 1996-12-31
JEFFERSONVILLE BANCORP
filed 1997-03-31
CIK 874495

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549
                                          FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number:   0-19212

                                   JEFFERSONVILLE BANCORP
                   (Exact name of Registrant as specified in its charter)

         New York                           22-2385448
(State or other jurisdiction of (I.R.S. Employer identification No.) incorporation or organization)

                        P. O. Box 398, Jeffersonville, New York 12748
                          (Address of principal executive offices)

Registrant's telephone number, including area code:      (914) 482-4000



                 Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of exchange on which registered
           NONE                            NONE

                Securities registered pursuant to Section 12 (g) of the Act:

                                Common Stock, $0.50 Par Value
                                      (Title of Class)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendement to this Form 10-K. [X]

   Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock Number of Shares Outstanding as of March 28, 1997
    $0.50 Par Value                      1,182,794

   The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 28, 1996) held by non-affiliates was approximately $26,021,000.



                              DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1996.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 1997.

                                   JEFFERSONVILLE BANCORP

                                     INDEX TO FORM 10-K

                                           PART I

                                                       PAGE
Item1.     Business:
             a) General development of business.......................1
             b) Financial information about segments..................1
             c) Narrative description of business...................1-4
             d) Statistical information.............................5-8

Item2.     Properties.................................................9

Item3.     Legal Proceedings.........................................10

Item4.     Submission of Matters to a Vote of Security Holders.......10

                                           PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.......................................10

Item6.     Selected Financial Data...................................10

Item7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................10-11

Item8.     Financial Statements and Supplementary Data...............11

Item9.     Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure....................11

                                          PART III

Item10.    Directors and Executive Officers of the Registrant .......11

Item11.    Executive Compensation....................................11

Item12.    Security Ownership of Certain Beneficial
           Owners and Management.....................................11

Item13.    Certain Relationships and Related Transactions............11

                                           PART IV

Item14.    Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K................................12-13
           Signatures................................................14


                                                   Part I

Item 1.  BUSINESS

(a)   General Development of Business

      Jeffersonville Bancorp (the "Company") was organized as a New York Corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC" Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank").

(b)   Financial Information About Segments

      The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act. See consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report to the Stockholders for 1996, which are incorporated herein by reference.

(c) 1.      Narrative Description of Business

      The First National Bank of Jeffersonville

      The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982.

      The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has seven additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg and Callicoon. The Bank is a full service institution employing approximately 100 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

      Throughout  Sullivan  County  there are 31 branches of  commercial  banks,
      savings  banks,   savings  and  loan   associations  and  other  financial
      organizations.

      The Bank is a full service commercial bank that provides a wide range of banking services for its customers. Some of the major services that it offers include checking accounts, negotiable order of withdrawal ("NOW" and "Super NOW") accounts, individual retirement accounts ("IRAs"), savings and other time deposits of various types, and business, real estate, personal use, home improvement, automobile, and a variety of other loans, although the portfolio is concentrated geographically within Sullivan County.

      The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. The Bank does not have a major loan concentration in any individual industry.

      Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, is not expected to have any material effect whatever upon the capital expenditures, earnings and competitive positions of the Bank.




      Supervision and Regulation

      The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's costs of doing business and severely limit the activities in which it may engage. Areas subject to regulation and supervision by the bank regulatory agencies include:
      dividends; expansion of locations; acquisitions and mergers; interest rates paid on and reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments. The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine the Company or its subsidiaries are engaging in "unsafe or unsound banking practices". In addition, the federal bank regulatory authorities are empowered to impose substantial civil money penalties for violations of certain federal banking statutes and regulations.

      The Company, as a bank holding company, is subject to regulation under the BHC Act, and is registered with the Board of Governors of the Federal Reserve System (the "Board"). Under the BHC Act, bank holding companies, including the Company, are not permitted, with certain exceptions, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and are prohibited from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its subsidiary banks, except that they may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the Board to be so closely related to banking " as to be a proper incident thereto" if the Board determines that such acquisition will be beneficial to the public. The BHC Act requires prior approval by the Board of the acquisition by the Company of more than 5% of the voting stock of any additional bank and in effect permits only the acquisition of banks located in New York and in states where laws specifically permit acquisitions of banks by out-of-state bank holding companies. Statewide branching is permitted in New York. Nation wide branch banking will occur in 1997 and if New York State elects to accept it, we will potentially face competition from out of state financial institutions. The BHC Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

      The Company is required by the BHC Act to file annual reports of its operations with the Board and is subject to examinations by the Board.
      Under Section 106 of the 1970 amendments to the BHC Act and the regulations of the Board, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service. Regulations of the Board under the Federal Reserve Act require that reserves be maintained by the Company's bank subsidiary to the extent that the proceeds of any of the Company's promissory notes, acknowledgments of advance, due bills or similar obligations, with a maturity of less than four years, are used to supply or to maintain the availability of funds (other than capital) to the bank subsidiary, except any obligation that, had it been issued directly by the bank subsidiary, would not constitute a deposit.

      The Bank is an "affiliate" of the Company, and as a subsidiary of the Company, within the meaning of Section 23A of the Federal Reserve Act, it may not, subject to certain limited exceptions set forth in such Section, make loans or extensions of credit to, or investments in the securities of the Company, or take such securities as collateral for loans to any borrower. A bank subsidiary is also subject to the collateral security requirements specified in such Section for any loans or extensions of credit permitted by the exceptions. The Company and its banking subsidiary are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, floatation or distribution of securities.

      The subsidiary bank is subject to the supervision of, and to regular examinations by, the Office of the Comptroller of the Currency of the United States (the "OCC"). In addition, the subsidiary bank is subject to examination by the Federal Deposit Insurance Corporation (the "FDIC"). The Financial Institutions Reform, Recovery and Enforcement Act and the Federal Deposit Insurance Corporation Improvement Act are laws, now enacted, that have made or will make changes in financial institutions including regulatory oversight and reporting issues.

      The Company is also subject to the regulations and reporting requirements of the Federal securities laws, the Securities and Exchange Commission, and the Federal Reserve Bank.

      The impact of the usury laws upon the operation of the Company and its subsidiary varies from time to time depending on a number of factors, including conditions in the money markets, the cost and availability of funds, and prevailing interest rates.

      From time to time, various bills are introduced in the United States Congress and the New York State Legislature which could result in additional regulation of the business of the Company and its subsidiary, or further increase retail banking through consumer protection laws, at significant expense to financial institutions. Passage of various proposals before the State and Federal legislatures could have a material effect upon the earnings of the Company and its subsidiary. Some proposals would have a favorable effect; many would have an unfavorable effect.

      References under this caption, "Supervision and Regulation," to applicable statutes are brief summaries of portions thereof which do not purpose to be complete and which are qualified in their entirety by reference to such statutes.

      Monetary Policy and Economic Conditions

      The earnings of the Company and its subsidiary are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company or its subsidiary.

(c)(1)(I)   Principal products and services rendered by segments.

            Banking.

(c)(1)(II)  Description of new products or segments.

            Not applicable.

(c)(1)(III) Source and availability of raw materials

            Not applicable.

(c)(1)(IV)  Importance of patents, trademarks, licenses, etc.
            Not applicable.

(c)(1)(V)   Seasonality of business.

            Not applicable.

(c)(1)(VI)  Working capital requirements related to inventory.

            Not applicable.

(c)(1)(VII) Concentration of customers.

            The business of the Company and its subsidiary is not dependent on a single customer, nor on a small group of customers in a specialized industry.

(c)(1)(VIII)      Backlog of customers.

            Not applicable.

(c)(1)(IX)  Government contracts.

            Not applicable.

(c)(1)(X)   Competition

            The Bank faces strong competition for local business in the communities it serves from other financial institutions.

            For most of the services which the Bank performs, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. Competition for loans is also a factor the Bank faces in maintaining profitability.


(c)(1)(XI)  Research and development.

            Not applicable.

(c)(1)(XII) Cost of compliance with environmental regulations.

            Not applicable.

(c)(1)(XIII)      Number of persons employed.

            At December 31, 1996, there were 102 persons employed by the Company and its subsidiary.

(d)      Statistical Information.

            The following tables set forth, on a consolidated basis, certain statistical information concerning the Company and its subsidiary. The tables should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 1996 Annual Report to Stockholders and incorporated herein by reference.









                                       LOAN PORTFOLIO

                                      DECEMBER 31, 1996



Maturities and Sensitivities of Loans to Changes in Interest Rates


                                                      After One Year
                                            One Year     Through     After Five
                                             or Less    Five Years      Years         Total
                                             -------    ----------      -----         -----
Commercial, financial and agricultural   $ 5,149,000   $ 4,292,000   $ 1,061,000   $10,502,000

Real estate - construction ...........     1,525,000       111,000          --       1,636,000
                                           ---------       -------                   ---------
                                                                     -----------   ...........
       Total .........................   $ 6,674,000   $ 4,403,000   $ 1,061,000   $12,138,000
                                         ===========   ===========   ===========   ===========

Interest sensitivity of
loans:
Predetermined rate ...................   $ 3,837,000   $ 4,403,000   $ 1,061,000   $ 9,301,000

Variable rate ........................     2,837,000          --            --       2,837,000
                                           ---------                                 ---------

Total ................................   $ 6,674,000   $ 4,403,000   $ 1,061,000   $12,138,000
                                         ===========   ===========   ===========   ===========


                               SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses, 1996 and 1995

                                               1996           1995
   Balance at beginning of period                 $              $
                                           1,629,000      1,592,000

   Charge-offs:
        Commercial, financial and            58,000        182,000
      agriculture
        Real estate - construction                -              -
        Real estate - mortgage               71,000         34,000
        Installment loans to
      individuals                           217,000        168,000
                                            -------        -------
             Total charge-offs              346,000        384,000
                                            -------        -------

   Recoveries:
        Commercial, financial and            23,000         34,000
      agricultural
        Real estate - construction                -              -
        Real estate - mortgage               32,000         98,000
        Installment loans to
      individuals                            83,000        129,000
                                             ------        -------
             Total recoveries               138,000        261,000
                                            -------        -------

   Net charge offs                          208,000        123,000
                                            -------        -------

   Additions charged to operations          290,000        160,000
                                            -------        -------
   Balance at end of period              $1,711,000     $1,629,000
                                         ==========     ==========

   Ratio of net charge-offs during
      the period to average
        loans outstanding during        .
      the period                               .18%           .11%
                                               ===            ===



                                          DEPOSITS

   Maturity Schedule of Time Deposits $100,000 or More, December 31, 1996


Due three  months or less ............   $ 3,460,000
Over three  months  through six months     2,874,000
Over six months through twelve months      1,638,000
Over twelve months ...................     2,563,000
                                           ---------
                                         $10,535,000
                                         ===========




              SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS*
                         ANALYSIS BY TYPE AND BY PERIOD TO MATURITY


                                      DECEMBER 31, 1996



                                   UNDER 1 YEAR         1-5 YEARS              5-10 YEARS          AFTER 10 YEARS

                                  BALANCE   RATE     BALANCE     RATE       BALANCE     RATE       BALANCE   RATE             TOTAL


U.S. Treasury ............   $   100,000   6.04%  $    --         --     $      --        --    $     --        --    $     100,000

U.S. Goverment ...........
  Agency .................    14,923,000   6.37     11,212,000    6.11      7,511,000    6.38         --        --       33,646,000

Municipal
Securities -
Tax Exempt (1) ...........     2,206,000   5.74     15,915,000     5.29    10,486,000    5.25    1,857,000    5.29       30,464,000

Municipal
Securities -
Taxable ..................       281,000   6.72        75,000      6.58        --         --          --      --            356,000

Mortgage Backed
Securities and
Collateralized
Mortgage
Obligations
other than US
Government Agencies ......       853,000   8.09     1,194,000      8.04        --        --           --      --          2,047,000



                                                                                                                         -----------
 Other Securities ........       573,000   7.75       509,000     10.00        --         --          --      --          1,082,000
                                 -------   ----       -------     -----                                                   ---------

                             $18,936,000   6.42%  $28,905,000      5.81%  $17,997,000   5.71%$   $1,857,000   5.29%     $67,695,000
                             ===========   ====   ===========      ====   ===========   ====    ===========   ====      ===========



(*) The analysis shown above combines the Company's Securities Available for Sale portfolio and the Investment Securities portfolio. All securities are included above at their historical amortized cost.

(1) Yields on tax exempt securities have not been stated on tax equivalent basis.

INTEREST RATE RISK

  Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective is to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap", is illustrated in the report below as of December 31, 1996. This table measures the incremental and cumulative gap, or difference, between assets and liabilities subject to repricing during the periods indicated. The figures presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive assets are generally subject to repricing sooner than rate sensitive liabilities. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action.


                                                                            NON-RATE
                        0-3 MONTHS 3-12 MONTHS    1-5  YEARS     OVER 5    SENSITIVE          TOTAL
                                                                 YEARS


Loans                   $8,326,000  $24,173,000   $74,561,000   $8,545,000     ----     $115,605,000

Federal Fund Sold        1,300,000       -              -            -         --          1,300,000

Taxable  Securities (1)  7,974,000    8,825,000    12,518,000    7,914,000      -         37,231,000

Non Taxable                521,000    1,616,000    16,387,000   11,940,000     --         30,464,000
                           -------    ---------    ----------   ----------                ----------

Total Interest         $18,121,000  $34,614,000  $103,466,000  $28,399,000     -        $184,600,000
                       ===========  ===========  ============  ===========              ============

NOW and Super Now
Accounts (2)                   -           -            -            -     26,541,000     26,541,000

Savings and Insured            -           -            -            -     53,665,000     53,665,000
Money Markets (2)
Time Deposits (3)        9,966,000  34,992,000    25,351,000      371,000       -         70,680,000
Short Term Debt (1)        529,000         -            -            -          -            529,000
                --         -------                                                           -------


                                        .
Total Interest          10,495,000  34,992,000    25,351,000      371,000  80,206,000    151,415;000
                        ==========  ==========    ==========      =======  ==========    ==========
Gap                      7,626,000    (378,000)   78,115,000   28,028,000 (80,206,000)    33,185,000
Cumulative Gap           7,626,000   7,248,000    85,363,000   13,391,000  33,185,000

Cumulative Gap as a
Percentage of                4.13%       3.93%       46.24%      61.43%      17.98%
Total Interest
Earning Assets

(1) Based on anticipated maturity. Includes Securities Available for Sale and Investment Securities, both shown at their historical amortized cost.

(2) Historical base of stable core deposits lack rate sensitivity based on experience and analysis of deposit growth trends in various rate environments.

(3) Fixed rate deposits and deposits with fixed pricing intervals are included in the period of contractual maturity.

(4) Based on contractual maturity.

Item 2.  PROPERTIES

      In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has seven branch locations and an operations center. Set forth is a description of the offices of the Company and the Bank.

Main Office

      The main office of the Bank is located at Main Street, Jeffersonville, New York, 12748. The premises occupied by the Bank consists of approximately 6,700 total square feet of office space in a two-story office building, and parking is provided for approximately 30 cars. The Bank owns the building and underlying land.

Eldred Branch

      The Eldred Branch of the Bank is located at 561 Route 55, Eldred, New York. The premises consists of approximately 2,016 total square feet of office space in a 1-story office building, and parking is provided for approximately 17 cars. The Bank owns the building and underlying land.

Liberty Branch

      The Liberty Branch of the Bank is located at Church Street and Darby Lane, Liberty, New York. The premises consists of approximately 4,320 total square feet of office space in a two-story office building, and parking is provided for approximately 30 cars. The Bank leases the space from the Company. The lease commenced on January 1, 1989, and terminates on December 1, 2003. The lease payments are $9,500 per month.

Loch Sheldrake Branch

      The Loch Sheldrake Branch of the Bank is located on Route 52, Loch Sheldrake, New York. The premises consists of approximately 1,440 total square feet of office space, and parking is provided for approximately 11 cars. The Bank leases the space from the Company. The lease commenced on September 7, 1994 and terminates on August 7, 2009. The lease payments are $9,600 per year.

Monticello Branch

      The Monticello Branch of the Bank is located at 15 Forestburgh Road, Monticello, New York. The premises consists of approximately 2,500 square feet of office space and parking is provided for approximately 25 cars. The Bank leases the space from the Company. The lease commenced on October 1, 1992 and terminates September 1, 2007. The lease payments are $2,550 per month.

Operations Center

      The Operations Center is located on Main Street, Jeffersonville, New York. The premises consists of approximately 10,788 square feet in a two-story office building, and parking is provided for approximately 30 cars. The Bank leases the space from the Company. The lease commenced on May 1, 1984 and terminates on April 30, 1999. The lease payments are $4,950 per month.



Supermarket Branches

         The Bank  leases  space  in Pecks  Supermarkets  in  Livingston  Manor,
         Narrowsburg and Callicoon, New York. The branch facilities occupy between 650 and 800 square feet each and the leases payments from approximately $7,500 to $10,500 per year.

Item 3.  LEGAL PROCEEDINGS

         The Company and its subsidiary are not parties to any material legal proceedings which may have a material adverse effect on its results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                                  Part II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

          The Company's common stock was inactively traded on a local basis, during 1996 and 1995. In January 1997, the Company announced that trading in its common stock commenced on the Over-The -Counter market. The following table shows the range of sales prices known to management for each quarter during the two most recent years and dividends declared per share:

                                  1996
                           High             Low          Dividends Per Share
   First Quarter          $ 21.00         $ 21.00                $.00
   Second Quarter         $ 21.00         $ 21.00                $.32
   Third Quarter          $ 21.00         $ 21.00                $.00
   Fourth Quarter         $ 21.25         $ 21.00                $.33


                                  1995
                           High             Low          Dividends Per Share
   First Quarter          $ 24.00         $ 21.00                $.00
   Second Quarter         $ 21.00         $ 19.00                $.30
   Third Quarter          $ 23.00         $ 20.00                $.00
   Fourth Quarter         $ 22.00         $ 20.00                $.30

The approximate number of stockholders of the Company's common stock at March 28, 1997 is 674.

Item 6.  SELECTED FINANCIAL DATA

          This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See "Selected Financial Information" included in the Annual Report to Stockholders for 1996, which is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report to the Stockholders for 1996, which is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See consolidated financial statements and notes to the consolidated financial statements, included in the Annual Report to Stockholders for 1996, which are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no change in accountants within the 24 months prior to December 31, 1996, and there has not been any reported disagreements on any matter of accounting principles and practices or financial statement disclosure which would have led to a change in accountants.


                                                  Part III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          This item is omitted pursuant to paragraph (3) of General Instruction "G" - Information to be Incorporated by Reference. See Nomination of Directors and Election of Directors on pages 1 and 2 of the proxy statement, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      This item is omitted pursuant to paragraph (3) of General  Instruction "G"
      -  Information  to be  Incorporated  by  Reference.  See  Remuneration  of
      Management and Others on page 6-7 of the proxy statement, which is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS OF MANAGEMENT

          This item is omitted pursuant to paragraph (3) of General Instruction "G" - Information to be Incorporated by Reference. See Security Ownership of Certain Beneficial Owners and of Management on page 3-4 of the proxy statement, which is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This item is omitted pursuant to paragraph (3) of General Instruction "G" - Information to be Incorporated by Reference. See Director and Executive Officer information, transactions with Management, and Remuneration of Management and Others on pages 8-9 of the proxy statement, which are incorporated herein by reference.

                                                  Part IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated financial statements and schedules of the Company and Subsidiary

      The following consolidated financial statements of the Registrant and its subsidiary are incorporated herein by reference from the 1996 Annual Report to Stockholders of the Company; page number references are to the Annual Report.

                                      Page

         Consolidated Balance Sheets - December 31, 1996 and 199517

         Consolidated Statements of Income
            Years Ended December 31, 1996, 1995 and 1994.........18

         Consolidated Statements of Changes in Stockholders' Equity
            Years Ended December 31, 1996, 1995 and 1994.........19

         Consolidated Statements of Cash Flows
            Three Years Ended December 31, 1996..................20

         Notes to Consolidated Financial Statements.............21-44

         Independent Auditors' Report............................45

(a) 2.All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibits not indicated below are omitted because the information is not applicable or is contained elsewhere within this report.


         3.1   Certificate of Incorporation of the Company
               (Incorporation by Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement, effective June 29, 1991)

         3.2   The Bylaws of the Company
               (Incorporated by Reference to Exhibit 3.5 and 3.6 to Form 8 Registration Statement, effective June 29, 1991)

         4.1 Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8
               Registration Statement, effective June 29, 1991)

         11.1 Computation of Income Per Share (Reference is made to the Annual Report of the Company included elsewhere in this report.)

         13.1  The Annual Report of the Company is filed herewith.

         21.1 Subsidiaries of the Registrant - as Discussed in Section I, Item I, Description of Business; The Company owns 100% of the Equity Securities of the Bank.


b)    Reports on Form 8-K

      No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1996.

                                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:               3-28-97             By:
                                       Chairman of the Board and President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signatures                   Title                    Date


                                 Chairman of the Board and          3-28-97
         Arthur E. Keesler       President-Director


                                 Principal Accounting Officer       3-28-97
         K. Dwayne Rhodes        and Principal Financial Officer


                                 Director                     3-28-97
          John K. Gempler

                                 Director                     3-28-97
          Edward T. Sykes

                                 Director                     3-28-97
          Raymond Walter

                                 Director                     3-28-97
          Earle A. Wilde

                                 Director                     3-28-97
          James F. Roche

                                 Director                     3-28-97
       Frederick W.V. Schadt

                                 Director                     3-28-97
         John W. Galligan