Form 10-Q
period 1997-03-31
JEFFERSONVILLE BANCORP
filed 1997-05-05
CIK 874495

Form 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997       Commission File Number:   0-19212
                                                                   ----------

                              JEFFERSONVILLE BANCORP
           (Exact name of Registrant as specified in its charter)


                 New York                               22-2385448
                 --------                               ----------
   (State or other jurisdiction of         (I.R.S. Employer identification No.)
    incorporation or organization)


  P. O. Box 398, Jeffersonville,  New York                      12748
  ------------------------------  --------                      -----
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000
                                                          --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes           X       No
---           -       --

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                                  as of April 17, 1997
---------------------                                  --------------------
   $0.50 par value                                           1,182,727


                                                          INDEX TO FORM 10-Q

                                                                          Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                March 31, 1997 and December 31, 1996                       1

                Consolidated Statements of Income for the Three
                Months ended March 31, 1997 and 1996                       2

                Consolidated Statements of Cash Flows for the Three
                Months ended March 31, 1997 and 1996                      3-4

                Notes to Consolidated Interim Financial Statements         5

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       6-8

Part 2

     Item 1     Legal Proceedings                                         NONE

     Item 2     Changes in Securities                                     NONE

     Item 3     Defaults upon Senior Securities                           NONE

     Item 4     Submission of Matters to a Vote of Security Holders       NONE

     Item 5     Other Information                                         NONE

     Item 6     Exhibits and Reports on Form 8-K                          NONE

     Signatures    9




                                                   Jeffersonville Bancorp
                                                 Consolidated Balance Sheets
                                               March 31,           December 31,
                                                  1997                 1996
                                           ---------------      -------------
                                               (Unaudited)
ASSETS
Cash and  due from banks              $         6,342,000   $        4,723,000
Federal funds sold                                      0            1,300,000
                                         -----------------    -----------------
        CASH AND CASH EQUIVALENTS               6,342,000            6,023,000
                                         -----------------    -----------------

Securities available for sale,
      at fair value                            71,868,000           64,842,000
Investment securities, estimated fair
       value of $3,518,000
       in 1997 and $3,518,000 in 1996           3,603,000            3,401,000
Loans, less allowance for loan
     losses of $1,700,000
     in 1997 and $1,711,000 in 1996           119,525,000          115,605,000
Accrued interest receivable                     1,455,000            1,168,000
Federal Home Loan Bank stock                      753,000              717,000
Premises and equipment                          2,597,000            2,602,000
Other real estate owned                           893,000              831,000
Other assets                                    1,259,000              924,000
                                         -----------------    -----------------
                                         -----------------    -----------------
          TOTAL ASSETS                $       208,295,000   $      196,113,000
                                         -----------------  -------------------
                                         -----------------  -------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
       Demand deposits
         (non-interest  bearing)      $        23,006,000   $       22,044,000
       Now and super now deposits              27,216,000           26,541,000
       Savings and insured
         money market deposits                 50,584,000           53,665,000
       Time deposits                           76,445,000           70,680,000
                                         -----------------    -----------------
                                      --------------------  -------------------
          TOTAL DEPOSITS                      177,251,000          172,930,000
                                      --------------------  -------------------

Short- term debt                                3,438,000              529,000
Federal Home Loan Bank advance                  5,000,000                    0
Accrued expenses and other liabilities          1,553,000            1,679,000
                                      --------------------  -------------------
          TOTAL LIABILITIES                   187,242,000          175,138,000
                                      --------------------  -------------------
Stockholders' equity:
      Series A preferred stock:
          no par value:
          2,000,000 shares authorized,
          none issued:                  -
     Common stock; $.50 par value;
         2,225,000 shares authorized;
         1,234,711 shares issued and
         1,182,727  shares outstanding           617,000              617,000
     Paid-in capital                              447,000              447,000
     Treasury stock, 51,984 shares               (206,000)            (206,000)
     Undivided profits                         20,296,000           19,795,000
     Net unrealized gain (loss) on
          securities available for
          sale, net of tax                       (101,000)             322,000
                                         -----------------    -----------------
                                      ---                   --
TOTAL  STOCKHOLDERS' EQUITY                    21,053,000           20,975,000
                                      --------------------  -------------------

 TOTAL LIABILITIES  AND STOCKHOLDERS'
        EQUITY                        $       208,295,000   $      196,113,000
                                      --------------------  -------------------
                                      --------------------  -------------------

                                      --------------------  -------------------

See accompanying notes to  consolidated interim financial statements


                               Jeffersonville Bancorp
                           Consolidated Statements of Income

                                                      For the Three Months
                                                         Ended March 31,
                                                1997                  1996
                                      -----------------     ------------------
                                              (Unaudited)          (Unaudited)
INTEREST INCOME
Loan interest and fees                 $       2,683,000     $      2,558,000
Federal funds sold                                28,000               53,000
Investment securities and securities
   available for sale
     Taxable                                     640,000              658,000
     Non-taxable                                 398,000              388,000
                                      -------------------   ------------------

TOTAL INTEREST INCOME                          3,749,000            3,657,000
                                      -------------------   ------------------

INTEREST EXPENSE
Deposits                                       1,581,000            1,510,000
Federal funds purchased and
     other short-term debt                         6,000                3,000
Federal Home Loan Bank advance                    23,000               23,000
                                      -------------------   ------------------

TOTAL INTEREST EXPENSE                         1,610,000            1,536,000

                                      -------------------   ------------------
NET INTEREST INCOME                            2,139,000            2,121,000
Provision for loan losses                        (90,000)                   0
                                      -------------------   ------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                 2,049,000            2,121,000
                                      -------------------   ------------------
 OPERATING INCOME
Service charges                                  171,000              163,000
Other non-interest income                         94,000               57,000
                                                 265,000              220,000
                                      -------------------   ------------------

Salaries and wages                               676,000              658,000
Employee benefits                                197,000              190,000
Occupancy and equipment expenses                 291,000              223,000
Other real estate owned expense, net             103,000               54,000
Other operating expense                          425,000              393,000
                                      -------------------   ------------------

                                               1,692,000            1,518,000
                                      -------------------   ------------------

Income before income taxes                       622,000              823,000

Income taxes                                    (121,000)            (201,000)
                                      -------------------   ------------------

NET INCOME                            $          501,000    $         622,000
                                      ------------------    ------------------
                                      -------------------   ------------------

Net income per share                               0.42     $            0.51
                                     --------------------   ------------------
                                     --------------------   ------------------



Shares outstanding                             1,182,746             1,226,441
                                     --------------------   ------------------

See accompanying notes to consolidated interim financial statements


                                                      Jeffersonville Bancorp
                                                     Statements of Cash Flows
                                                   Three months ending March 31
                                                          1997          1996
OPERATING ACTIVITIES                                 (Unaudited)    (Unaudited)
Net income                                          $   501,000  $    622,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Write  down of other real estate owned              54,000        12,000
     Provision for loan losses                           90,000             -
     Depreciation and amortization                       88,000        75,000
     Loss on sale of  securities available
         for sale , net                                   4,000             -
     Increase in accrued interest receivable           (287,000)     (279,000)
     Decrease in other assets                           (44,000)      (12,000)
     Increase (decrease) in accrued expenses
          and other liabilities                        (126,000)      224,000
                                                   -------------  ------------

TOTAL ADJUSTMENTS                                      (221,000)       20,000

NET CASH PROVIDED BY
      OPERATING ACTIVITIES                              280,000       642,000
                                                   -------------  ------------

INVESTING ACTIVITIES
Proceeds  from maturity and calls of securities
       available for sale                             1,836,000     5,323,000
Proceeds from sales of securities
      available for sale                                      -             -
Purchase of securities available for sale            (9,580,000)  (16,421,000)
Purchase of Federal Home Loan Bank stock                (36,000)
Proceeds from maturity and calls of investment
       securities                                       197,000       180,000
Purchase of investment securities                      (399,000)     (173,000)
Net increase in loans                                (4,126,000)   (1,206,000)
Purchases of premises and equipment                     (83,000)      (75,000)
Cash proceeds from sale of other real estate owned            0        94,000
                                                   -------------  ------------

                                                   -------------  ------------
NET CASH USED BY INVESTING ACTIVITIES               (12,191,000)  (12,278,000)
                                                   -------------  ------------

FINANCING ACTIVITIES
Net increase in deposits accounts                     4,321,000     3,696,000
Increase in short-term debt                           2,909,000     3,776,000
Purchase and retirement of common stock                       0      (427,000)
Increase in long-term debt                            5,000,000        23,000
                                                   -------------  ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                            12,230,000     7,068,000
                                                   -------------  ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   319,000    (4,568,000)
Cash and cash equivalents at beginning of period      6,023,000    10,038,000
                                                   -------------  ------------
Cash and cash equivalents at end of period         $  6,342,000  $  5,470,000
                                                   =============  ============















Supplemental disclosure of cash flow
     information-cash paid during the year for:
          Interest                                 $  1,605,000  $  1,427,000
                                                     ===========   ===========
          Taxes                                    $     99,000  $     18,000
                                                     ===========   ===========
Transfer of loans to other real estate owned       $    116,000  $    142,000
                                                     ===========   ===========
Supplemental schedule of noncash investing
   activities:
Change in net unrealized (gain)
   loss on securities
   available for sale,net of tax                   $   (423,000) $  2,107,000

Change in deferred tax (benefit) on unrealized
   gain (loss) on securities available for sale    $   (291,000) $    865,000

See accompanying notes to consolidated interim financial statements



                               JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                    March 31, 1997
                                      (Unaudited)

          A.  Financial Statement Presentation

                In the opinion of  Management  of  Jeffersonville  Bancorp,  the accompanying unaudited interim Consolidated Financial Statements contain all adjustments necessary to present the financial position as of March 31, 1997 and December 31, 1996, the Results of Operations for three month periods ended March 31, 1997 and 1996, and Cash Flows for the three month periods ended March 31, 1997 and 1996. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1996 Annual Report.

       B.     Earnings per share

                  Earnings per share was  calculated for the three month periods ended March 31, 1997 and 1996 based on weighted average shares outstanding of 1,182,746 and 1,226,441, respectively.

     Item 2: Management's discussion and analysis of Financial Conditions and Results of Operations

       A.     Overview - Financial Conditions

                  During the period from  December  31, 1996 to March 31,  1997, total assets increased $12,182,000 or 6.21%. Investment securities available for sale increased $7,026,000 or 10.84%. This increase was the result of increased funds available after loan demand was satisfied, and a $5,000,000 deployment of funds borrowed and invested in U.S. Government Agency Securities. The balance of the increase in funds was invested in tax exempt securities as well as short to intermediate term taxable securities. Federal funds sold, a short term investment, was reduced from $1,300,000 to zero as part of the funds redeployment. Net loans increased from $115,605,000 at year end 1996 to $119,525,000 at March 31, 1997, an increase of $3,920,000 or 3.39%. The new Home Equity Loan product which was successfully launched during the first quarter of 1996 now stands at $5,139,000, an increase of $809,000 from December 31,1996
                  Deposits  increased from  $172,930,000 at December 31, 1996 to
              $177,251,000  at March 31,  1997,  an  increase of  $4,321,000  or
              2.50%. Growth in deposits occurred in Time Deposits as funds flowed from savings accounts to benefit from higher rates. The 18 month Escalator, an account that allows one rate modification during its term, was a popular option. Deposit growth was also favorably affected by the opening of two new supermarket branches in the summer of 1996 and one new supermarket branch in February 1997.
                  Total shareholders' equity of $20,975,000 at December 31, 1996 and $21,053,000 at March 31, 1997 increased  $78,000 or .37%. This increase was the result of net current earnings of $501,000 and a decrease in net unrealized gain/loss on securities available for sale, net of tax, of $423,000 from a $322,000 gain at December 31, 1996 to a $101,000 loss at March 31, 1997. In January, the board of directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. No shares have been repurchased as of March 31, 1997 from this allocation.

       B.     Results of Operations

                  Net income  for the first  three  months of 1997 was  $501,000 compared to $622,000 for the same period in 1996, a decrease of 19.45%. The Company's annualized return on average assets was .99% compared to 1.28% in the same period last year. The return on average shareholders' equity was 9.51% and 11.73% for the first three months of 1997 and 1996, respectively.

              Net Interest Income

                  Tax equivalent  interest income was increased $85,000 or 2.20%
              in the first three months of 1997 compared to the same period in 1996. The yield on investment securities decreased 24 basis points from 7.28% in 1996 to 7.04% in 1997. Commercial loan and installment loan rates declined and real estate mortgages loans, the major portion of the loan portfolio also declined 20 basis points to 8.46% from 8.66% for the three month period. The overall yield on interest earning assets was down 21 basis points from 8.43% for the three months ended March 31, 1996 to 8.22% for the same period in 1997. The decline in the yield on interest earning assets was offset by an increase in average earning assets. The average balance for earning assets was $191,873,000 for the three month period ended March 31, 1997 compared to $182,990,000 for the same three month period in 1996.
                  The yield on interest bearing liabilities held steady at 4.12.
              The overall net interest margin decreased 21 basis points from 5.07% in 1996 to 4.86% in 1997.

              Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $90,000 for the three months ended March 31, 1997 (none in 1996). The net charge off for the 1997 three month period was $101,000 compared to $12,000 the same period the prior year. Delinquency rates are increasing in the face of a difficult local economy as evidenced by an increase in nonaccrual loans from 1.88% of total loans at December 31, 1996 to 2.60% at March 31, 1997. However , based on management analysis of the loan portfolio, management believes the current level of the allowance is adequate.

              Operating Income and Expense

                  Operating  income for the first three months of 1997 increased
              $45,000 or 20.45% compared to the same period in 1996. ATM transaction fees instituted in November 1996 accounted for 22,000 of the increase.
                  Operating  expenses  were at  $1,692,000  for the first  three months of 1997 compared to 1,518,000 for the same period in 1996, an increase of $174,000 or 11.46%. This increase was the result of increased occupancy expense at the three new branch facilities, a new computer main frame and increased other real estate owned expense to maintain and liquidate foreclosed properties. Other operating expense increased 8.14% to reach $425,000 for the three months ended March 31, 1997. This increase is spread over many types of expense that increased as the result of growth and expansion.

                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JEFFERSONVILLE BANCORP

Date: 4/22/97







                                                   K. Dwayne Rhodes
                                        Treasurer and Chief Accounting Officer