Form 10-Q
period 1997-06-30
JEFFERSONVILLE BANCORP
filed 1997-08-13
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended June 30, 1997      Commission File Number:   0-19212

                             JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)



                  New York                                 22-2385448
                  --------                                 ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  identification No.)


    P. O. Box 398, Jeffersonville,  New York                   12748
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
    Class of Common Stock                            as of July 14, 1997
    ---------------------                            -------------------
       $0.50 par value                                    1,182,727

                                               INDEX TO FORM 10-Q

Part 1

     Item 1  Consolidated Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             June 30, 1997 and December 31, 1996 .......................       1

             Consolidated Statements of Income for the Six
             Months ended June 30, 1997 and 1996 .......................       2

             Consolidated Statements of Income for the Three
             Months ended June 30, 1997 and 1996 .......................       3

             Consolidated Statements of Cash Flows for the Six
             Months ended June 30, 1997 and 1996 .......................     4-5

             Notes to Consolidated Interim Financial Statements ........       6

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................     7-8

Part 2

     Item 1  Legal Proceedings .........................................    NONE

     Item 2  Changes in Securities .....................................    NONE

     Item 3  Defaults upon Senior Securities ...........................    NONE

     Item 4  Submission of Matters to a Vote of Security Holders .......       9

     Item 5  Other Information .........................................    NONE

     Item 6  Exhibits and Reports on Form 8-K ..........................    NONE

     Signatures ........................................................       9


Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
                                                                June 30,         December 31,
                                                                  1997               1996
                                                         --------------------  -------------------
                                                                         (Unaudited)
ASSETS
Cash and  due from banks ................................   $   8,161,000    $   4,723,000
Federal funds sold ......................................            --          1,300,000
                                                            -------------    -------------
        CASH AND CASH EQUIVALENTS .......................       8,161,000        6,023,000
                                                            -------------    -------------

Securities available for sale, at fair value ............      69,782,000       64,842,000
Investment securities, estimated fair value of $3,932,000
       in 1997 and $3,518,000 in 1996 ...................       3,896,000        3,401,000
Loans, less allowance for loan losses of $1,568,000
     in 1997 and $1,711,000 in 1996 .....................     121,586,000      115,605,000
Accrued interest receivable .............................       1,236,000        1,168,000
Federal Home Loan Bank stock ............................         753,000          717,000
Premises and equipment ..................................       2,666,000        2,602,000
Other real estate owned .................................         466,000          831,000
Other assets ............................................       1,128,000          924,000
                                                            -------------    -------------
          TOTAL ASSETS ..................................   $ 209,674,000    $ 196,113,000
                                                            =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) .........   $  25,644,000    $  22,044,000
        Now and super now deposits ......................      26,415,000       26,541,000
        Savings and insured money market deposits .......      51,067,000       53,665,000
        Time deposits ...................................      74,249,000       70,680,000
                                                            -------------    -------------
           TOTAL DEPOSITS ...............................     177,375,000      172,930,000
                                                            -------------    -------------

        Federal funds purchased and other short-term debt       4,025,000          529,000
        Federal Home Loan Bank advances .................       5,025,000             --
        Accrued expenses and other liabilities ..........       1,912,000        1,679,000
                                                            -------------    -------------
           TOTAL LIABILITIES ............................     188,337,000      175,138,000
                                                            -------------    -------------
Stockholders' equity:
        Series A preferred stock,no par value:
             2,000,000 shares authorized, none issued ...            --               --
        Common stock; $.50 par value; 2,225,000 shares
            authorized; 1,234,711 shares issued and
            1,182,727 shares outstanding ................         617,000          617,000
        Paid-in capital .................................         446,000          447,000
        Treasury stock, 51,984 shares ...................        (206,000)        (206,000)
        Undivided profits ...............................      20,389,000       19,795,000
        Net unrealized gain on securities available for
            sale, net of tax ............................          91,000          322,000
                                                            -------------    -------------
           TOTAL  STOCKHOLDERS' EQUITY ..................      21,337,000       20,975,000
                                                            -------------    -------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY ......................................   $ 209,674,000    $ 196,113,000
                                                            =============    =============


See accompanying notes to consolidated interim financial statements.


Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
                                                          For the Six Months
                                                            Ended June 30,
                                                       1997            1996
                                                ---------------- --------------
                                                    (Unaudited)      (Unaudited)
INTEREST INCOME
Loan interest and fees .......................     $ 5,390,000      $ 5,199,000
Federal funds sold ...........................          39,000           53,000
Investment securities and securities
   available for sale
     Taxable .................................       1,393,000        1,360,000
     Non-taxable .............................         808,000          797,000
                                                   -----------      -----------
                                                     7,630,000        7,409,000
                                                   -----------      -----------

INTEREST EXPENSE
Deposits .....................................       3,235,000        3,011,000
Federal funds purchased and
     other short-term debt ...................          29,000           37,000
Federal Home Loan Bank advances ..............          94,000           45,000
                                                   -----------      -----------
TOTAL INTEREST EXPENSE .......................       3,358,000        3,093,000
                                                   -----------      -----------
NET INTEREST INCOME ..........................       4,272,000        4,316,000
Provision for loan losses ....................        (440,000)         (60,000)
NET INTEREST INCOME AFTER                           -----------      -----------
  PROVISION FOR LOAN LOSSES ...............          3,832,000        4,256,000
                                                   -----------      -----------

OPERATING INCOME
Service charges ..............................         359,000          326,000
Gains on sale of  securities available
      for sale, net ..........................          53,000               --
Other operating income .......................         262,000          204,000
                                                   -----------      -----------
                                                       674,000          530,000
                                                   -----------      -----------

OPERATING EXPENSES
Salaries and wages ...........................       1,330,000        1,306,000
Employee benefits ............................         428,000          417,000
Occupancy and equipment ......................         585,000          459,000
Other real estate owned, net .................         102,000          225,000
Other operating expenses .....................         878,000          848,000
                                                   -----------      -----------
                                                     3,323,000        3,255,000
                                                   -----------      -----------
Income before income taxes                           1,183,000        1,531,000
Income taxes                                          (211,000)        (320,000)
                                                   -----------      -----------
NET INCOME ...................................     $   972,000      $ 1,211,000
                                                   ===========      ===========

Net income per share .........................     $      0.82      $      1.00
                                                   ===========      ===========

Shares outstanding ...........................       1,182,731        1,211,806
                                                     =========        =========


See accompanying notes to consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
                                                     For the Three Months
                                                         Ended June 30,
                                                     1997              1996
                                            -------------------  ---------------
                                                  (Unaudited)      (Unaudited)
INTEREST INCOME
Loan interest and fees .......................     $ 2,707,000      $ 2,641,000
Federal funds sold ...........................          11,000                0
Investment securities and securities
   available for sale
     Taxable .................................         753,000          702,000
     Non-taxable .............................         410,000          409,000
                                                   -----------      -----------
TOTAL INTEREST INCOME ........................       3,881,000        3,752,000
                                                   -----------      -----------

INTEREST EXPENSE
Deposits .....................................       1,654,000        1,501,000
Federal funds purchased and
     other short-term debt ...................          23,000           34,000
Federal Home Loan Bank advances ..............          71,000           22,000
                                                   -----------      -----------
TOTAL INTEREST EXPENSE .......................       1,748,000        1,557,000
                                                   -----------      -----------
NET INTEREST INCOME ..........................       2,133,000        2,195,000
Provision for loan losses ....................        (350,000)         (60,000)
                                                   -----------      -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ...............       1,783,000        2,135,000
                                                   -----------      -----------

OPERATING INCOME
Service charges ..............................         188,000          163,000
Gains on sales of securities available
      for sales, net .........................          57,000             --
Other operating income .......................         164,000          147,000
                                                    -----------      -----------
                                                       409,000          310,000
OPERATING EXPENSES

Salaries and wages ...........................         654,000          648,000
Employee benefits ............................         231,000          227,000
Occupancy and equipment ......................         294,000          236,000
Other real estate owned , net ................          (1,000)         171,000
Other operating expenses .....................         453,000          455,000
                                                   -----------      -----------
                                                     1,631,000        1,737,000
                                                   -----------      -----------
Income before income taxes ...................         561,000          708,000
Income taxes .................................         (90,000)        (119,000)
                                                   -----------      -----------
NET INCOME ...................................     $   471,000      $   589,000
                                                   ===========      ===========

Net income per share .........................     $      0.40      $      0.49
                                                   ===========      ===========


Shares outstanding ...........................       1,182,727        1,197,180
                                                     =========        =========

See accompanying notes to consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statemments of Cash Flows
                                                       Six months ended June 30,
                                                          1997           1996
OPERATING ACTIVITIES                                   (Unaudited)   (Unaudited)
Net income .......................................  $    972,000   $  1,211,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Write  down of other real estate owned ......        79,000         12,000
     Provision for loan losses ...................       440,000         60,000
     Depreciation and amortization ...............       227,000        163,000
     Gain on sales of  securities available
         for sale , net ..........................       (53,000)          --
     Increase in accrued interest receivable .....       (68,000)       (72,000)
     Decrease in other assets ....................        23,000        195,000
     Increase (decrease) in accrued expenses
          and other liabilities ..................       165,000        (21,000)
                                                    ------------   ------------

TOTAL ADJUSTMENTS ................................       813,000        337,000

NET CASH PROVIDED BY
      OPERATING ACTIVITIES .......................     1,785,000      1,548,000
                                                    ------------   ------------

INVESTING ACTIVITIES
Proceeds  from maturities and calls of securities
       available for sale ........................     4,630,000      6,666,000
Proceeds from sales of securities
      available for sale .........................     3,654,000        500,000
Purchases of securities available for sale .......   (13,561,000)   (17,721,000)
Purchases of Federal Home Loan Bank stock ........       (36,000)          --
Proceeds from maturities and calls of investment
       securities ................................       484,000        309,000
Purchases of investment securities ...............      (979,000)      (640,000)
Net increase in loans ............................    (6,583,000)    (3,593,000)
Purchases of premises and equipment ..............      (291,000)      (356,000)
Cash proceeds from sale of other real estate owned       448,000        310,000
                                                    ------------   ------------
NET CASH USED BY INVESTING ACTIVITIES ............   (12,234,000)   (14,525,000)
                                                    ------------   ------------

FINANCING ACTIVITIES
Net increase in deposits accounts ................     4,445,000      6,838,000
Net increase in short-term debt ..................     3,496,000      2,372,000
Dividends paid ...................................      (378,000)      (382,000)
Purchase and retirement of common stock ..........        (1,000)      (805,000)
Proceeds from Federal Home Loan Bank advances ....     5,025,000         21,000
                                                    ------------   ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES ........................    12,587,000      8,044,000
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ............................     2,138,000     (4,933,000)
Cash and cash equivalents at beginning of period .     6,023,000     10,038,000
                                                    ------------   ------------
Cash and cash equivalents at end of period .......  $  8,161,000   $  5,105,000
                                                    ============   ============
                                                                   ````````````




                                                                       continued

Jeffersonville Bancorp and Subsidiary
Consolidated Statemments of Cash Flows




Supplemental information
    cash paid for:
          Interest ...................................  $ 3,383,000   $3,044,000
                                                        ===========   ==========
          Taxes ......................................  $   145,000   $  318,000
                                                        ===========   ==========
Transfers of loans to other real estate owned ........  $   162,000   $  434,000
                                                        ===========   ==========

Change in net unrealized (gain) loss on securities
   available for sale,net of tax .....................  $  (231,000)  $  764,000
                                                        ===========   ==========

Change in deferred tax (benefit) on unrealized
   gain (loss) on securities available for sale ......  $   151,000   $  310,000
                                                        ===========   ==========

See accompanying notes to consolidated interim financial statements.

                      JEFFERSONVILLE BANCORP AND SUBSIDIARY

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

       A.     Financial Statement Presentation

              In the opinion of Management of Jeffersonville Bancorp, the accompanying unaudited interim Consolidated Financial Statements contain all adjustments necessary to present fairly, in conformity with generally accepted accounting principels the financial position as of June 30, 1997 and December 31, 1996, the Results of Operations for the six month periods and three month periods ended June 30, 1997 and 1996, and the Cash Flows for the six month periods ended June 30, 1997 and 1996. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1996 Annual Report.

       B.     Earnings per share

              Earnings per share was calculated for the six month periods ended June 30, 1997 and 1996 based on weighted average shares outstanding of 1,182,731 and 1,211,806, respectively, and for the three month periods ended June 30, 1997 and 1996 based on weighted average shares outstanding of 1,182,727 and 1,197,180, respectively.

      Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

       A.     Financial Condition

                  During the period from  December  31,  1996 to June 30,  1997, total assets increased $13,561,000 or 6.91%. Investment securities available for sale increased $4,940,000 or 7.62%. This increase was the result a $5,000,000 deployment of funds borrowed and invested in U.S. Government Agency Securities. During the period, $3,526,000 of tax exempt securities were sold and reinvested in taxable issues in order to improve yields, provide liquidity and reduce the impact of the alternative minimum tax. Federal funds sold, a short term investment, was reduced from $1,300,000 to zero as part of the funds redeployment. Net loans increased from $115,605,000 at year end 1996 to $121,586,000 at June 30, 1997, an increase of $5,981,000 or 5.17%. The new Home Equity Loan product which was successfully launched during the first quarter of 1996 now stands at $5,837,000, an increase of $1,506,000 from December 31,1996
                  Deposits  increased from  $172,930,000 at December 31, 1996 to
              $177,395,000 at June 30, 1997, an increase of $4,445,000 or 2.57%.
              Growth in deposits occurred in Time Deposits as funds flowed from savings accounts to benefit from higher rates. The 18 month Escalator, an account that allows one rate modification during its term, was a popular option. Deposit growth was also favorably affected by the opening of two new supermarket branches in the summer of 1996 and one new supermarket branch in February 1997.
                  Total stockholders' equity of $20,975,000 at December 31, 1996 increased $412,000 or 1.96%. to $21,387,000 at June 30, 1997. This
              increase was the result of net current earnings of $972,000, less a decrease in the net unrealized gain on securities available for sale, net of tax, of $231,000 and dividendspaid of $378,000. In January, the board of directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. No shares have been repurchased as of June 30, 1997 from this allocation.

       B.     Results of Operations

                  Net  income  for the first six  months of 1997 was  $1,022,000 compared to $1,211,000 for the same period in 1996, a decrease of 20.89%. The Company's annualized return on average assets was .99% compared to 1.24% in the same period last year. The annualized return on average stockholders' equity was 9.73% and 11.74% for the first six months of 1997 and 1996, respectively.

              Net Interest Income

                  Tax equivalent interest income was increased $188,000 or 1.56%
              in the first six months of 1997 compared to the same period in 1996. The yield on investment securities decreased 16 basis points from 7.22% in 1996 to 7.06% in 1997. The average yield on real estate mortgages loans, the major portion of the loan portfolio also declined 33 basis points to 8.45% from 8.78% for the six month period. Commercial loan and installment loan yields also declined. The overall yield on interest earning assets was down 27 basis points from 8.46% for the six months ended June 30, 1996 to 8.19% for the same period in 1997. The average balance for earning assets was $195,936,000 for the six month period ended June 30, 1997 compared to $185,279,000 for the same period in 1996. The higher average balances more than offset the effect of lower yields.
                  The yield on interest bearing  liabilities  increased 10 basis points from 4.10% for the first six months of 1996 to 4.20% for the same period in 1997. The overall net interest margin decreased 36 basis points from 5.12% in 1996 to 4.76% in 1997.


              Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $440,000 for the six months ended June 30, 1997 compared to $60,000 for the same period in 1996. The net loan charge offs for the 1997 six month period were $583,000 compared to $59,000 for the same period last year. This increase in the 1997 provision for loan loss was necessary to compensate for two commercial loans that were charged off in the second quarter. Management is not presently aware of any other probable loan losses of this magnitude which could be incurred during the remaindere of 1997. Based on management's analysis of the loan portfolio, management believes the current level of the allowance at $1,568,000 is adequate.

              Operating Income and Expense

          Operating income for the first six months of 1997 increased $91,000 or 17.17% compared to the same period in 1996. ATM transaction fees instituted in November 1996 and security gains accounted for the majority of the increase. Operating expenses were at $3,323,000 for the first six months of 1997 compared to 3,255,000 for the same period in 1996, an increase of $68,000 or 2.09%. The 1997 amount reflects of increased occupancy expense at the three new supermarket branch facilities and a new computer main frame. The cost to maintain and liquidate foreclosed properties was partially offset by gains realized on property sales, resulting in a lower net lost in the six months ended June 30, 1997. Other operating expenses increased 3.54% to reach $878,000 for the six months ended June 30, 1997. This increase reflects generally higher expenses as the result of growth and expansion.

          Item 4:  Submission of Matters to a Vote of Security  Holders

          On April 29, 1997, the annual meeting of shareholders was held. The election of Five Class II directors resulted in the reelection of John W. Galligan, Solomon Katzoff, Arthur E. Keesler, Raymond L. Walter and Earl A. Wilde.
          The proposal to ratify the firm of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997 was approved.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JEFFERSONVILLE BANCORP

Date: August 15, 1997






                   By: /s/  K. Dwayne Rhodes
                     --------------------------------------
                                K. Dwayne Rhodes
                     Treasurer and Chief Accounting Officer