Form 10-Q
period 1997-09-30
JEFFERSONVILLE BANCORP
filed 1997-11-10
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30,1997      Commission File Number:   0-19212
                                                                       -------

                             JEFFERSONVILLE BANCORP
                             ----------------------
             (Exact name of Registrant as specified in its charter)



                  New York                             22-2385448
       -------------------------------     -----------------------------------
       (State or other jurisdiction of    (I.R.S. Employer identification No.)
       incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                    12748
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000
                                                  ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months or for such shorter period that the Registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
    Class of Common Stock                          as of October 17, 1997
----------------------------                   ------------------------------
       $0.50 par value                                     1,182,727

                               INDEX TO FORM 10-Q

                                                                         Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                September 30, 1997 and December 31, 1996                   1

                Consolidated Statements of Income for the Nine
                Months ended September 30, 1997 and 1996                   2

                Consolidated Statements of Income for the Three
                Months ended September 30, 1997 and 1996                   3

                Consolidated Statements of Cash Flows for the Nine
                Months ended September 30, 1997 and 1996                  4-5

                Notes to Consolidated Interim Financial Statements         6

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       7-9

Part 2

     Item 1     Legal Proceedings                                        NONE

     Item 2     Changes in Securities                                    NONE

     Item 3     Defaults upon Senior Securities                          NONE

     Item 4     Submission of Matters to a Vote of Security Holders      NONE

     Item 5     Other Information                                        NONE

     Item 6     Exhibits and Reports on Form 8-K                         NONE

     Signatures   10


Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
                                                             September 30,       December 31,
                                                                 1997               1996
                                                             -------------     ------------
                                                               (Unaudited)
ASSETS
Cash and  due from banks ................................   $   7,772,000    $   4,723,000
Federal funds sold ......................................       1,000,000        1,300,000
                                                            -------------    -------------
        CASH AND CASH EQUIVALENTS .......................       8,772,000        6,023,000
                                                            -------------    -------------


Securities available for sale, at fair value ............      74,863,000       64,842,000
Investment securities, estimated fair value of $3,781,000
       in 1997 and $3,518,000 in 1996 ...................       3,726,000        3,401,000
Loans, less allowance for loan losses of $1,727,000
     in 1997 and $1,711,000 in 1996 .....................     122,350,000      115,605,000
Accrued interest receivable .............................       1,448,000        1,168,000
Federal Home Loan Bank stock ............................         753,000          717,000
Premises and equipment ..................................       2,696,000        2,602,000
Other real estate owned .................................         387,000          831,000
Other assets ............................................       1,091,000          924,000
                                                            -------------    -------------

          TOTAL ASSETS ..................................   $ 216,086,000    $ 196,113,000
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) .........   $  25,065,000    $  22,044,000
        NOW and super NOW deposits ......................      28,312,000       26,541,000
        Savings and insured money market deposits .......      55,612,000       53,665,000
        Time deposits ...................................      72,407,000       70,680,000
                                                            -------------    -------------

           TOTAL DEPOSITS ...............................     181,396,000      172,930,000
                                                            -------------    -------------


        Short-term debt .................................         575,000          529,000
        Federal Home Loan Bank advances .................      10,000,000             --
        Accrued expenses and other liabilities ..........       1,960,000        1,679,000
                                                           --------------    -------------
           TOTAL LIABILITIES ............................     193,931,000      175,138,000
                                                           --------------    -------------
Stockholders' equity:
        Series A preferred stock,no par value:
             2,000,000 shares authorized, none issued ...            --               --
        Common stock; $.50 par value; 2,225,000 shares
            authorized; 1,234,711 shares issued and
            1,182,727 shares outstanding ................         617,000          617,000
        Paid-in capital .................................         446,000          447,000
        Treasury stock, 51,984 shares ...................        (206,000)        (206,000
        Undivided profits ...............................      20,904,000       19,795,000
        Net unrealized gain on securities available for
            sale, net of tax ............................         394,000          322,000
                                                            -------------    -------------
           TOTAL  STOCKHOLDERS' EQUITY ..................      22,155,000       20,975,000
                                                            -------------    -------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY ......................................   $ 216,086,000    $ 196,113,000
                                                            =============    =============


See accompanying notes to consolidated interim financial statements.


Jeffersonville Bancorp and Subsidiar
Consolidated Statements of Income

                                                For the Nine Months
                                                Ended September 30,
                                              1997             1996
                                        -------------    -------------
                                                           (Unaudited)
INTEREST INCOME

Loan interest and fees ...............  $  8,278,000    $  7,803,000
Federal funds sold ...................        84,000          71,000
Investment securities and securities
   available for sale
     Taxable .........................     2,205,000       2,051,000
     Non-taxable .....................     1,141,000       1,211,000
                                        ------------    ------------
TOTAL INTEREST INCOME ................    11,708,000      11,136,000
                                        ------------    ------------
INTEREST EXPENSE
Deposits .............................     4,855,000       4,552,000
Short-term debt ......................        33,000          43,000
Federal Home Loan Bank advances ......       199,000          71,000
                                        ------------    ------------
TOTAL INTEREST EXPENSE ...............     5,087,000       4,666,000
                                        ------------    ------------
NET INTEREST INCOME ..................     6,621,000       6,470,000
Provision for loan losses ............      (696,000)       (120,000)
                                        ------------    ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .......     5,925,000       6,350,000
                                        ------------    ------------
OPERATING INCOME
Service charges ......................       539,000         488,000
Other non-interest income ............       337,000         242,000
Security gains .......................        89,000          11,000
                                        ------------    ------------
                                             965,000         741,000
                                        ------------    ------------
OPERATING EXPENSES

Salaries and wages ...................     2,092,000       2,077,000
Employee benefits ....................       614,000         631,000
Occupancy and equipment expenses .....       935,000         696,000
Other real estate owned expense, net .       109,000         204,000
Other operating expenses .............     1,301,000       1,327,000
                                        ------------    ------------
                                           5,051,000       4,935,000
                                        ------------    ------------
Income before income taxes ...........     1,839,000       2,156,000
Income taxes .........................      (352,000)       (450,000)
                                        ------------    ------------
NET INCOME ...........................  $  1,487,000       1,706,000
                                        ============    ============


Net income per share ................. $        1.26            1.42
                                        ============    ============


Shares outstanding ...................     1,182,730       1,205,338
                                        ============    ============


See accompanying notes to consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income

                                            For the Three Months
                                             Ended September 30,
                                          1997             1996
                                      ------------    -----------
                                        (Unaudited)    (Unaudited)
INTEREST INCOME
Loan interest and fees .............   $ 2,888,000    $ 2,604,000
Federal funds sold .................        45,000         18,000
Investment securities and securities
   available for sale
     Taxable .......................       812,000        691,000
     Non-taxable ...................       333,000        414,000
                                       -----------    -----------
TOTAL INTEREST INCOME ..............     4,078,000      3,727,000
                                       -----------    -----------

INTEREST EXPENSE
Deposits ...........................     1,620,000      1,541,000
Short-term debt ....................         4,000          6,000
Federal Home Loan Bank advances ....       105,000         26,000
                                       -----------    -----------
TOTAL INTEREST EXPENSE .............     1,729,000      1,573,000
                                       -----------    -----------

NET INTEREST INCOME ................     2,349,000      2,154,000
Provision for loan losses ..........      (256,000)       (60,000)
                                       -----------    -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .....     2,093,000      2,094,000
                                       -----------    -----------
OPERATING INCOME
Service charges ....................       180,000        162,000
Other non-interest income ..........        75,000         38,000
Security gains .....................        36,000         11,000
                                       -----------    -----------
                                           291,000        211,000
                                       -----------    -----------

Salaries and wages .................       762,000        771,000
Employee benefits ..................       186,000        214,000
Occupancy and equipment expenses ...       350,000        237,000
Other real estate owned expense, net         7,000        (21,000)
Other operating expenses ...........       423,000        479,000
                                       -----------    -----------
                                         1,728,000      1,680,000
                                       -----------    -----------
Income before income taxes .........       656,000        625,000
Income taxes .......................      (141,000)      (130,000)
                                       -----------    -----------
NET INCOME .........................   $   515,000    $   495,000
                                       ===========    ===========


Net income per share ...............   $      0.44           0.42
                                       ===========    ===========


Shares outstanding .................     1,182,727      1,192,401
                                       ===========    ===========

See accompanying notes to consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
                                                        For the nine months
                                                       ended September 30,
                                                     1997               1996
OPERATING ACTIVITIES                                (Unaudited)     (Unaudited)
Net income .......................................$  1,487,000    $  1,706,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Write  down of other real estate owned ......      98,000          12,000
     Provision for loan losses ...................     696,000         120,000
     Depreciation and amortization ...............     365,000         260,000
     Gain on sales of  securities available
         for sale , net ..........................     (89,000)        (12,000)
     Increase in accrued interest receivable .....    (280,000)       (231,000)
    ( Increase) decrease in other assets .........      60,000         (73,000)
     Increase in accrued expenses
          and other liabilities ..................       3,000         325,000
                                                  ------------    ------------

TOTAL ADJUSTMENTS ................................     853,000         401,000

NET CASH PROVIDED BY
      OPERATING ACTIVITIES .......................   2,340,000       2,107,000
                                                  ------------    ------------

INVESTING ACTIVITIES
Proceeds  from maturities and calls of securities
       available for sale ........................   6,038,000       9,220,000
Proceeds from sales of securities
      available for sale .........................  12,123,000         500,000
Purchases of securities available for sale ....... (27,970,000)    (17,871,000)
Purchases of Federal Home Loan Bank stock ........     (36,000)           --
Proceeds from maturities and calls of investment
       securities ................................     654,000         876,000
Purchases of investment securities ...............    (979,000)     (1,852,000)
Net increase in loans ............................  (7,669,000)     (5,211,000)
Purchases of premises and equipment ..............    (459,000)       (639,000)
Cash proceeds from sale of other real estate owned     574,000         357,000
                                                  ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ............ (17,724,000)    (14,620,000)
                                                  ------------    ------------

FINANCING ACTIVITIES
Net increase in deposit accounts .................   8,466,000      12,189,000
Net increase in short-term debt ..................      46,000         324,000
Repayment of Federal Home Loan Bank advances .....        --          (885,000)
Dividends paid ...................................    (378,000)       (382,000)
Purchase and retirement of common stock ..........      (1,000)       (865,000)
Proceeds from Federal Home Loan Bank advances ....  10,000,000            --
                                                  ------------    ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES ........................  18,133,000      10,381,000
                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ............................   2,749,000      (2,132,000)
Cash and cash equivalents at beginning of period .   6,023,000      10,038,000
                                                  ------------    ------------
Cash and cash equivalents at end of period .......$  8,772,000    $  7,906,000
                                                  ============    ============

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows,Continued

                                                     For the nine months
                                                     ended September 30,
                                                     1997            1996
Supplemental information cash paid for:
          Interest                              $ 5,108,000      $ 4,609,000
                                               ============    =============
          Taxes                                   $ 419,000        $ 426,000
                                               ============    =============
Transfers of loans to other real estate owned     $ 228,000        $ 399,000
                                               ============    =============

Increase(decrease) in stockholder equity for
   change in net unrealized gain or loss on
   securities available for sale,net of tax        $ 72,000       $ (659,000)
                                               ============    =============

Change in deferred tax (benefit) on unrealized
   gain (loss) on securities available for sale   $ (51,000)      $ (453,000)
                                               ============    ==============

See accompanying notes to consolidated interim financial statements.

                        JEFFERSONVILLE BANCORP AND SUBSIDIARY

                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  September 30, 1997
                                     (Unaudited)

       A.     Financial Statement Presentation

              In the opinion of Management of Jeffersonville Bancorp, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present fairly, in conformity with generally accepted accounting principles, the financial position as of September 30, 1997 and December 31, 1996, the Results of Operations for the nine month periods and three month periods ended September 30, 1997 and 1996, and the Cash Flows for the nine month periods ended September 30, 1997 and 1996. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1996 Annual Report.

       B.     Earnings per Share

              Earnings per share was calculated for the nine month periods ended September 30, 1997 and 1996 based on weighted average shares outstanding of 1,182,730 and 1,205,338, respectively, and for the three month periods ended September 30, 1997 and 1996 based on weighted average shares outstanding of 1,182,727 and 1,192,401, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

       A.     Financial Condition

                  During the period  from  December  31, 1996 to  September  30,
              1997,  total assets  increased  $19,973,000 or 10.18%.  Investment securities available for sale increased $10,021,000 or 15.45%. This increase was the result a $10,000,000 deployment of funds borrowed and invested in U.S. Government Agency Securities. During the period, $12,114,000 of tax exempt securities were sold and reinvested in taxable issues in order to improve yields, provide liquidity and reduce the impact of the alternative minimum tax. Federal funds sold, a short term investment, was reduced from $1,300,000 to $1,000,000 as part of the funds redeployment. Net loans increased from $115,605,000 at year end 1996 to $122,350,000 at September 30, 1997, an increase of $6,745,000 or 5.83%. The Home Equity Loan product launched during the first quarter of 1996 now stands at $6,808,000, an increase of $2,477,000 from December 31,1996
                  Deposits  increased from  $172,930,000 at December 31, 1996 to
              $181,396,000  at September  30, 1997, an increase of $8,466,000 or
              4.90%. Growth in deposits occurred in all deposit categories. The 18 month Escalator, an account that allows one rate modification during its term, was a popular option. Deposit growth was also favorably affected by the opening of two new supermarket branches in the summer of 1996 and one new supermarket branch in February 1997.
                  Total stockholders' equity of $20,975,000 at December 31, 1996 increased  $1,180,000  or 5.63% to  $22,155,000  at September  30,
              1997. This increase was the result of net current earnings of $1,487,000, and an increase in the net unrealized gain on securities available for sale, net of tax, of $72,000 less dividends paid of $378,000. In January, the board of directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. No shares have been repurchased as of September 30, 1997 from this allocation.

       B.     Results of Operations

                  Net income for the first  nine  months of 1997 was  $1,487,000 compared to $1,706,000 for the same period in 1996, a decrease of 12.84%. The Company's annualized return on average assets was .95% compared to 1.15% in the same period last year. The annualized return on average stockholders' equity was 9.30% and 11.01% for the first nine months of 1997 and 1996, respectively.


              Net Interest Income

                  Tax equivalent net interest  income was increased  $116,000 or
              1.64% in the first nine months of 1997 compared to the same period in 1996. The yield on investment securities decreased 8 basis points from 7.22% in 1996 to 7.14% in 1997. The average yield on real estate mortgages loans, the major portion of the loan portfolio, declined 23 basis points to 8.59% from 8.82% for the nine month period. The installment loan yield increased 40 basis points to 11.0%. The overall yield on interest earning assets was down 10 basis points from 8.41% for the nine months ended
              September 30, 1996 to 8.31% for the same period in 1997. The average balance for earning assets was $197,350,000 for the nine month period ended September 30, 1997 compared to $186,486,000 for the same period in 1996. The higher average balances more than offset the effect of lower yields.
                  The yield on interest bearing  liabilities  increased 12 basis points from 4.11% for the first nine months of 1996 to 4.23% for the same period in 1997. The overall net interest margin decreased 20 basis points from 5.07% in 1996 to 4.87% in 1997.

              Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $696,000 for the nine months ended September 30, 1997 compared to $120,000 for the same period in 1996. The net loan charge offs for the 1997 nine month period were $680,000 compared to $137,000 for the same period last year. This increase in the 1997 provision for loan loss was necessary primarily to compensate for two commercial loans that were charged off in the second quarter of 1997. Management is not presently aware of any other probable loan losses of this magnitude which could be incurred during the remainder of 1997. Based on management's analysis of the loan portfolio, management believes the current level of the allowance at $1,727,000 is adequate.

              Operating Income and Expense

                  Operating  income for the first nine months of 1997  increased
              $224,000 or 30.2% compared to the same period in 1996. ATM transaction fees instituted in November 1996 and security gains accounted for the majority of the increase.
                  Operating  expenses were  $5,051,000 for the first nine months of 1997 compared to 4,935,000 for the same period in 1996, an increase of $116,000 or 2.35%. The 1997 amount reflects increased occupancy expense at the three new supermarket branch facilities and a new computer main frame. The cost to maintain and liquidate foreclosed properties was partially offset by gains realized on property sales, resulting in a lower net loss in the nine months ended September 30, 1997.

                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JEFFERSONVILLE BANCORP

Date:October 17, 1997




                                          By: /s/    K DWAYNE RHODES
                                            ________________________________

                                                   K. Dwayne Rhodes
                                        Treasurer and Chief Accounting Officer