Form 10-K405
period 1997-12-31
JEFFERSONVILLE BANCORP
filed 1998-03-30
CIK 874495

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997    Commission File Number:   0-19212
                                                                      ----------

                             JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)

              New York                                 22-2385448
    (State or other jurisdiction of      (I.R.S. Employer identification No.)
     incorporation or organization)

                  P. O. Box 398, Jeffersonville, New York 12748
                    (Address of principal executive offices)

Registrant's telephone number, including area code:             (914) 482-4000



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

Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock          Number of Shares Outstanding as of March 27, 1998
---------------------          -------------------------------------------------
    $0.50 Par Value                                  1,419,295

   The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 27, 1998) held by non-affiliates was approximately $29,569,850.



                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1997.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 28, 1998

                             JEFFERSONVILLE BANCORP

                               INDEX TO FORM 10-K

                                     PART I

                                                                         PAGE
Item   1.  Business:
               a)   General development of business........................3
               b)   Financial information about segments...................3
               c)   Narrative description of business...................3-12
               d)   Statistical information............................13-17

Item   2.  Properties..................................................18-19

Item   3.  Legal Proceedings..............................................19

Item   4.  Submission of Matters to a Vote of Security Holders............19

                                               PART II

Item   5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters............................................19

Item   6.  Selected Financial Data.....................................19-20

Item   7A  Quantitative & Qualitative Disclosures about Market Risk....16-17

Item   7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................20

Item   8.  Financial Statements and Supplementary Data....................20

Item   9.  Changes in and Disagreements with Accountants
           Accounting and Financial Disclosure............................20

                                              PART III

Item  10.  Directors and Executive Officers of the Registrant.............20

Item  11.  Executive Compensation.........................................20

Item  12.  Security Ownership of Certain Beneficial
           Owners and Management..........................................20

Item  13.  Certain Relationships and Related Transactions..............20-21

                                               PART IV

Item  14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................21

           Signatures.....................................................21

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

(b)      Financial Information About Segments

         The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act. See consolidated financial statements and notes to the consolidated financial statements contained in the Annual Report to the Stockholders for 1997, which are incorporated herein by reference.

(c) 1.   Narrative Description of Business

         The First National Bank of Jeffersonville

         The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982.The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has seven additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg and Callicoon. The Bank is a full service institution employing approximately 100 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

         Throughout Sullivan County there are 31 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

         Deposit and Loan Products

         Deposit Products. The bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts ) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives.

         The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. The Bank does not have a major loan concentration in any individual industry.

         The Bank offers a broad range of commercial and consumer loan products designed to meet the banking needs of individual customers, businesses and municipalities. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans.

         Commercial Financial and Agricultural Loans; Commercial Real Estate Loans. The Bank offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customers, underwritten with terms and conditions reflective of risk profile objectives and corporate earnings requirements. These products are offered at all branch locations. Credit decisions are generally made on
         a  decentralized   All loans are
         governed by a commercial loan policy which was developed to provide a clear framework for determining acceptable levels of credit risk, underwriting criteria, monitoring existing credits, and managing problem credit relationships. Credit risk control mechanisms have been established and are monitored closely for compliance by the internal auditor and an external loan review company.

         Risks particular to commercial, financial and agricultural loans include borrowers' capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers' performance and ultimate ability to repay their debt obligations. Commercial real estate loans create exposure to market value risk where the value of the underlying collateral decreases primarily as the result of regional economic trends.

         Consumer Loans; The Bank offers a range of consumer loan products. These products include both open-end (credit cards, home equity lines of credit, unsecured revolving lines of credit) and closed-end (secured and unsecured direct and indirect installment loans). Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

         Credit decisions are made under the guidance of a standard consumer loan policy, with the assistance of senior credit managers. The loan policy was developed to provide definitive guidance encompassing credit underwriting, monitoring and management. The quality and condition of the consumer loan portfolio, as well as compliance with established standards, is also monitored closely.

         A borrower's ability to repay consumer debt is generally dependent upon the stability of the income stream necessary to service the debt. Adverse changes in economic conditions resulting in higher levels of unemployment increase the risk of consumer defaults. Risk of default is also impacted by a customer's total debt obligation. While the Bank can analyze a borrower's capacity to repay at the time a credit decision is made, subsequent extensions of credit by other financial institutions may cause the customer to become over-extended, thereby increasing the risk of default.

          Residential Real Estate Loans; The Company offers mortgage lending services, originating an array of mortgage loan products All mortgage loans originated are held in the bank's portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Market value risk, where the value of the underlying collateral declines due to economic conditions, is also a factor.

         Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, is not expected to have any material effect upon the capital expenditures, earnings and competitive positions of the Bank.

         Supervision and Regulation

         The company is a bank holding company, registered with Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Registrant and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

          The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (New York in the case of the company), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. New York has adopted national reciprocal interstate banking legislation permitting New York based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in states with reciprocal legislation to acquire New York banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 (the "Interstate Banking Act"), the existing restrictions on interstate acquisitions of banks by bank holding companies, including the reciprocal interstate banking legislation adopted by the state of New York, have been repealed. This allows the holding company and any other bank holding company located in New York to acquire a bank located in any other state, and a bank holding located outside New York is able to acquire any New York-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" or to prohibit interstate branching altogether.

         The Company is also subject to the provisions of Article III-A of the New York State Banking Law. Among other things, Article III-A requires the approval of the New York Banking Department prior to the acquisition by a bank holding company of direct or indirect ownership or control of 10% or more of the voting stock of a banking institution, or the acquisition by a bank holding company directly or indirectly through a subsidiary of all or substantially all of the assets of a banking institution, or a merger or consolidation with another bank holding company.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking bank-related activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         The Bank, the single subsidiary bank of the Company, is a member of the FDIC, and as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more federal bank regulatory agencies. Because the Bank is a national bank, it is subject to supervision and regulation by the OCC. The OCC regularly examines the operations of the subsidiary bank and has authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by that institution, including those of low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary institution of the applicant bank holding company, and such records may be the basis for denying the application.

         An institution's CRA rating will continue to be taken into account by its regulator in considering various types of applications. In addition, an institution receiving a rating of "substantial noncompliance" is subject to civil money penalties or a cease and desist order under Section 8 of the Federal Deposit Insurance Act (the "FDIA"). CRA remains a critical component of the regulatory examination process. CRA examination results and related concerns have been cited as a reason to reject and or modify branching and merger applications by various federal and state banking agencies.

          Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends to its stockholders, is dividends from the Bank . The subsidiary bank is required by the OCC to obtain prior approval for the payment of dividends to the holding company if the total of all dividends declared by such subsidiary bank in any year would exceed the total of such bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. There are also other statutory and regulatory limitations on the payment of dividends by the Bank to the Registrant as well as the Registrant to its stockholders. Without receiving dividends from the Bank the Registrant would not be in a position to pay dividends to its stockholders.

         If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and a hearing, that such institution cease and desist from such practice. The Federal Reserve, the OCC, and the FDIC, have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if it is undercapitalized, or if such payment would cause it to become undercapitalized. See "Prompt Corrective Action." Moreover, the Federal Reserve, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         At December 31,1997 under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Holding Company of approximately $370,000 provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

          Transactions With Affiliates; There-are various regulatory restrictions on the extent to which the can borrow or otherwise obtain credit from the subsidiary bank. The Bank is limited in engaging in borrowing and other "covered transactions" with non-bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary bank; and (ii) in the case of all affiliates the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tiein arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

          Capital Adequacy; The Registrant and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the holding company and the OCC in the case of the subsidiary bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal
          Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

          As to the holding company, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may be subordinated debt, other preferred stock, and a limited amount of loss reserves. At December 31, 1997, the Company's consolidated Tier 1 Capital and Total Capital ratios were a17.7% and 19.0% respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio"), of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least-3.0% plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1997 was 10.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the OCC which substantially mirror the requirements of the holding company. The Bank's capital ratios are substantially similar to those of the Registrant and as such is also in compliance with all applicable ratios.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

          The Federal Reserve and the OCC have, pursuant to FDICIA, adopted an amendment to the risk-based capital standards which would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         Support of Subsidiary Bank; Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the subsidiary bank. This support may be required at times when, absent such Federal Reserve policy, the Registrant may not be inclined to provide it. In addition, any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the FDIA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with: (i) the default of a commonly controlled FDIC-insured depository institution; or (ii) any assistance provided by the FDIC to any commonly controlled FDIC insured depository institution "in danger of default." The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Bank is subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of the Bank would likely result in assertion of the cross-guarantee provisions superior to the claims of the parent holding company.

         Prompt Corrective Action; FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective on December 19, 1992, the federal banking regulators are required to establish five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized, is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to certain limitations. The obligation of a controlling bank holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.

         The severity of the actions required to be taken by the appropriate federal banking authorities increases as an institution's capital position deteriorates. Among other actions, the mandates could include, under certain circumstances, requiring recapitalization of or a capital restoration plan by a depository institution, such as requiring the sale of new shares, a merger with (or sale to) another institution (or holding company), restricting certain transactions with banking affiliates, otherwise restricting transactions with bank or non-bank affiliates, restricting interest rates that the institution pays on deposits, restricting asset growth or reducing total assets, altering, reducing, or terminating activities, holding a new election of directors, dismissing any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, employing qualified senior executive officers, or ceasing to accept deposits from correspondent depository institutions.

         Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail. At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

         Brokered Deposits; The FDIC has adopted regulations governing the receipt of brokered deposits. Under the regulations, a depository institution cannot accept, rollover, or renew brokered deposits unless
         (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a depository institution that is well capitalized. Since the Bank had the requisite capital levels to qualify as well capitalized as of December 31, 1997 the company believes the brokered deposits regulation has had no material effect on the funding or liquidity of the bank.

         FDIC Insurance; Under the FDIC's risk related insurance assessment system, insured depository institutions maybe required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are group "A", financially solid institutions with only a few minor weaknesses, Group "B", institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund and Group "C", institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized; adequately capitalized; and undercapitalized. These three categories are substantially the as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

          As of May 31, 1995 the FDIC was able to determine that the Bank Insurance Fund ("BIF) obtained the desired reserve ratio (i.e., ratio of reserves to insured deposits) of 1.25%. As a result, FDIC Insurance premiums were reduced in early 1996 to the point where the Bank was required to pay only the minimum of $500 per quarter. On September 30 1996, legislation was passed recapitalizing the Savings Association Insurance Fund. Included in that legislation were provisions requiring members of the BIF to assist in the repayment of FICO bonds. The cost to mandated by this legislation is anticipated to be at least in $24,000 in 1998

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Safety and Soundness Standards; Federal banking agencies promulgate safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems, and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operational, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) that results of an audit be made available for review of management actions.

         Depositor Preference; The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver.

         Legislative Proposals; Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit  depository  institutions  and  bank  holding  companies  from conducting certain types of activities, to subject depository institutions to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking, and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the company may be affected thereby.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company.

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

               At December 31, 1997, there were 109 persons employed by the Company and its subsidiary.

(d)           Statistical Information.

                  The following tables set forth, on a consolidated basis, certain statistical information concerning the Company and its subsidiary. The tables should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 1996 Annual Report to Stockholders and incorporated herein by reference.

                                                  LOAN PORTFOLIO

                                                 DECEMBER 31, 1997




Maturities and Sensitivities of Loans to Changes in Interest Rates


                                                           After One Year
                                       One Year or Less Through Five Years  After Five Years    Total
                                       ---------------  ------------------  ----------------    -----
Commercial, financial and agricultural      $ 6,962,000      $ 4,788,000      $ 1,010,000      $12,760,000
Real estate - construction ...........        1,240,000          108,000             --          1,348,000
                                              ---------          -------                         ---------

       Total .........................      $ 8,202,000      $ 4,896,000      $ 1,010,000      $14,108,000
                                            ===========      ===========      ===========      ===========

Interest sensitivity of loans:
   Predetermined rate ................      $ 4,144,000      $ 4,896,000      $ 1,010,000      $10,050,000
   Variable rate .....................        4,058,000             --               --            458,000
                                              ---------                                            -------

       Total .........................      $ 8,202,000      $ 4,896,000      $ 1,010,000      $14,108,000
                                            ===========      ===========      ===========      ===========

                         SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses, 1997 and 1996

                                                1997          1996
                                                ----          ----

Balance at beginning of period ............  $1,711,000  $1,629,000

Charge-offs:
     Commercial, financial and agriculture      371,000      58,000
     Real estate - construction ...........        --          --
     Real estate - mortgage ...............     580,000      71,000
     Installment loans to individuals .....     304,000     217,000
                                                -------     -------

          Total charge-offs ...............   1,255,000     346,000
                                              =========     =======

Recoveries:
     Commercial, financial and agricultural      91,000      23,000
     Real estate - construction ...........        --          --
     Real estate - mortgage ...............      84,000      32,000
     Installment loans to individuals .....      81,000      83,000
                                                 ------      ------

          Total recoveries ................     256,000     138,000
                                                -------     -------

Net charge offs ...........................     999,000     208,000
                                                -------     -------

Additions charged to operations ...........   1,150,000     290,000
                                              ---------     -------

Balance at end of period ..................  $1,862,000  $1,711,000
                                             ==========  ==========

Ratio of net charge-offs  during the period
to average loans outstanding  during the period    .82%          .18%
                                                   ===           ===

                                                     DEPOSITS

     Maturity Schedule of Time Deposits $100,000 or More, December 31, 1997


     Due three months or less                               $    3,352,000
     Over three months through six months                        2,291,000
     Over six months through twelve months                       1,418,000
     Over twelve months                                          2,048,000
                                                        ------------------
                                                            $    9,109,000
                                                            ==============

          SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS*
                    ANALYSIS BY TYPE AND BY PERIOD TO MATURITY


                                                 DECEMBER 31, 1997



                                    UNDER 1 YEAR          1-5 YEARS         5-10 YEARS          AFTER 10 YEARS
                                 BALANCE      RATE   BALANCE      RATE    BALANCE    RATE      BALANCE    RATE       TOTAL
                                  -------      ----   -------      ----    -------    ----      -------    ----      -------

U.S. Goverment Agency ........ $20,100,000     6.5 $18,965,000     6.5 $ 2,738,000     6.6  $ 6,036,000     6.9   $47,839,000

Municipal Securities - Tax ...   2,689,000     5.6  11,134,000     5.7   7,413,000     5.4      815,000     5.4    22,050,000
Exempt (1)

Municipal Securities - Taxable      82,000     6.72      --         --       --         --       --          --        82,000

Mortgage Backed Securities and
     Collateralized Mortgage .     594,000     8.0   1,097,000     7.15      --          --      --          --     1,692,000

     Obligations other than US
     Government Agencies

Other Securities .............   1,733,000     8.0    200,000     6.63       --          --      --          --      1,933,000
                                 ---------     ---    -------     ----                                               ---------



                               $25,198,000     6.6 $31,396,000    6.2  $10,151,000     5.7  $ 6,851,000     6.7     $73,596,000
                               ===========     === ===========    ===  ===========     ===  ===========     ===     ===========




(*) The analysis shown above combines the Company's Securities Available for Sale portfolio and the Investment Securities portfolio. All securities are included above at their historical amortized cost.

(1) Yields on tax exempt securities have not been stated on tax equivalent basis.

INTEREST RATE RISK

   Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective is to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching this funding can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap", is illustrated in the report below as of December 31, 1997. This table measures the incremental and cumulative gap, or difference, between assets and liabilities subject to repricing during the periods indicated. The figures presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive assets are generally subject to repricing sooner than rate sensitive liabilities. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action.




MATURITY                              0-3 MONTHS    3-12 MONTHS      1-5 YEARS  OVER 5 YEARS         TOTAL

Loans, Net (3) ................... $  16,902,000  $  19,778,000 $  76,329 ,000 $  12,784,000 $ 125,793,000

Federal Funds Sold ...............     1,600,000           --             --            --       1,600,000

Taxable  Securities (1) ..........     5,829,000     15,358,000     20,262,000    10,015,000    51,464,000

Non Taxable Securities (1) .......       782,000      1,906,000     11,134,000     8,310,000    22,132,000
                       --                -------      ---------     ----------     ---------    ----------

Total Interest Earning Assets .... $  25,113,000  $  37,042,000  $ 107,725,000 $  31,109,000 $ 200,989,000
                                   =============  =============  ============= ============= =============

NOW and Super Now Accounts .......    27,973,000           --             --            --      27,973,000

Savings and Insured Money Markets     54,513,000           --             --            --      54,513,000
Time Deposits (2) ................    18,232,000     32,734,000     22,163,000          --      73,129,000
Long Term Debt ...................     5,000,000      5,000,000           --            --      10,000,000
Short Term Debt (1) ..............       404,000        404,000
                --                       -------        -------


Total Interest Bearing Liabilities   106,122,000     37,734,000     22,163,000   166,019,000
                                     ===========     ==========     ==========   ===========   ===========


Gap ..............................   (81,009,000)      (692,000)    85,562,000    31,109,000    34,970,000
Cumulative Gap ...................   (81,009,000)   (81,701,000)     3,861,000    34,970,000

Cumulative Gap as a Percentage of
    Total Interest Earning Assets       (40.31%)       (40.65%)         1.92%        17.40%

(1) Based on anticipated maturity. Includes Securities Available for Sale and Investment Securities, both shown at their historical amortized cost.

(2) Fixed rate deposits and deposits with fixed pricing intervals are included in the period of contractual maturity.

(3) Based on contractual maturity.

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

Loch Sheldrake Branch

         The Loch Sheldrake Branch of the Bank is located on Route 52, Loch Sheldrake, New York. The premises consists of approximately 1,440 total square feet of office space, and parking is provided for approximately 11 cars. The Bank leases the space from the Company. The lease commenced on September 7, 1994 and terminates on August 7, 2009. The lease payments are $9,600 per month.

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

         Not applicable

                                                      Part II

     Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock was inactively traded on a local basis, during 1996 and 1995. In January 1997, the Company announced that trading in its common stock commenced on the Over-The -Counter market. The following table shows the range of sales prices known to management for each quarter during the two most recent years and dividends declared per share:

                                       1997
                             High*           Low*    Dividends Per Share*
First Quarter           $   19.17       $   17.71       $   .00
Second Quarter          $   20.00       $   17.91       $   .27
Third Quarter           $   20.21       $   17.08       $   .00
Fourth Quarter          $   21.98       $   19.17       $   .29

                                      1996
                             High*           Low*    Dividends Per Share*
First Quarter           $   17.50       $   17.50       $   .00
Second Quarter          $   17.50       $   17.50       $   .27
Third Quarter           $   17.50       $   17.50       $   .00
Fourth Quarter          $   17.71       $   17.50       $   .27


The approximate number of stockholders of the Company's common stock at March 28, 1998 is 674.

* Per share information adjusted for twenty percent stock dividend declared in January 1998.

Item 6.       SELECTED FINANCIAL DATA

               This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference.

               See "Selected Financial Information" included in the Annual Report to Stockholders for 1997, which is incorporated herein by reference.

Item 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
              RESULTS OF OPERATIONS
               This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report to the Stockholders for 1997, which is incorporated herein by reference.

Item 7A  THE REQUIRED  INFORMATION IS PROVIDED IN SCHEDULE  TITLED  INTEREST
         RATE RISK

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See consolidated financial statements and notes to the consolidated financial statements, included in the Annual Report to Stockholders for 1997, which are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There has been no change in accountants within the 24 months prior to December 31, 1997, and there has not been any reported disagreements on any matter of accounting principles and practices or financial statement disclosure which would have led to a change in accountants.


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

                                                      Part IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated financial statements and schedules of the Company and Subsidiary

         The following consolidated financial statements of the Registrant and its subsidiary are incorporated herein by reference from the 1997 Annual Report to Stockholders of the Company; page number references are to the Annual Report.



Consolidated Balance Sheets - December 31, 1997 and 1996......................17

Consolidated Statements of Income
Years Ended December 31, 1997, 1996 and 1995..................................18

Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 1997, 1996 and 1995..................................19

Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1996 and 1995..................................20

Notes to Consolidated Financial Statements.................................21-44

Independent Auditors' Report..................................................45

(a)      2. All schedules are omitted since the required  information  is either
         not   applicable,   not  required  or   contained  in  the   respective
         consolidated financial statements or in the notes thereto.

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


b)       Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1997.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:             3-27-98                           By:
                                         Chairman of the Board and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Signatures                      Title           Date

                        /s/
                 -----------------     Chairman of the
                 Arthur E. Keesler     Board and                 3-27-98
                                       President-Director

                        /s/
                 -----------------      Principal Accounting
                 K. Dwayne Rhodes       Officer and Principal    3-27-98
                                        Financial Officer

                       /s/
                 -----------------      Director                 3-27-98
                  John K. Gempler

                       /s/
                 -----------------      Director                 3-27-98
                  Edward T. Sykes

                       /s/
                 -----------------      Director                 3-27-98
                  Raymond Walter

                      /s/
                 -----------------      Director                 3-28-98
                  Earle A. Wilde

                      /s/
                 -----------------       Director                 3-28-98
                  James F. Roche

                      /s/
                 -----------------       Director                 3-28-98
               Frederick W.V. Schadt

                      /s/
                 -----------------       Director                 3-28-98
                 John W. Galligan