Form 10-Q
period 1998-03-31
JEFFERSONVILLE BANCORP
filed 1998-05-08
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998       Commission File Number:   0-19212

                             JEFFERSONVILLE BANCORP
                             ----------------------
             (Exact name of Registrant as specified in its charter)



                  New York                             22-2385448
                  --------                             ----------
       (State or other jurisdiction of     (I.R.S. Employer identification no.)
       incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                      12748
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000
                                                          --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                   Number of Shares Outstanding
    Class of Common Stock                              as of April 23, 1998
    ---------------------                              --------------------
        $0.50 par value                                    1,415,255

                               INDEX TO FORM 10-Q

                                                                       Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                March 31, 1998 and December 31, 1997                     1

                Consolidated Statements of Income for the Three
                Months ended March 31, 1998 and 1997                     2

                Consolidated Statements of Cash Flows for the Three
                Months ended March 31, 1998 and 1997                    3-4

                Notes to Consolidated Interim Financial Statements      5-6

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7-11

Part 2

     Item 1     Legal Proceedings                                      NONE

     Item 2     Changes in Securities                                  NONE

     Item 3     Defaults upon Senior Securities                        NONE

     Item 4     Submission of Matters to a Vote of Security Holders    NONE

     Item 5     Other Information                                      NONE

     Item 6     Exhibits and Reports on Form 8-K                       NONE

     Signatures                                                         12



                      Jeffersonville Bancorp and Subsidiary
                           Consolidated Balance Sheets

                                                                         March 31,           December 31,
                                                                           1998                  1997
                                                                         ----------          -----------
                                                                        (Unaudited)
ASSETS
Cash and  due from banks                                                $ 6,901,000         $ 5,563,000
Federal funds sold                                                        8,000,000           1,600,000
                                                                      --------------        ------------
        CASH AND CASH EQUIVALENTS                                        14,901,000           7,163,000

Securities available for sale, at fair value                             69,469,000          70,793,000
Investment securities, estimated fair value of $3,607,000
       in 1998 and $3,821,000 in 1997                                     3,510,000           3,738,000
Loans, less allowance for loan losses of $2,044,000
     in 1998 and $1,862,000 in 1997                                     127,767,000         125,793,000
Accrued interest receivable                                               1,441,000           1,291,000
Premises and equipment, net                                               2,529,000           2,609,000
Federal Home Loan Bank stock                                                787,000             753,000
Other real estate owned                                                     568,000             301,000
Other assets                                                              1,758,000           1,218,000
                                                                          ---------           ---------
          TOTAL ASSETS                                                $ 222,730,000       $ 213,659,000
                                                                      =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                        $ 25,524,000        $ 23,545,000
        NOW and super NOW deposits                                       27,624,000          27,973,000
        Savings and insured money market deposits                        53,593,000          54,513,000
        Time deposits                                                    81,018,000          73,129,000
                                                                      --------------  ------------------
           TOTAL DEPOSITS                                               187,759,000         179,160,000

     Federal Home Loan Bank advances                                     10,000,000          10,000,000
     Short-term debt                                                        268,000             404,000
     Accrued expenses and other liabilities                               2,070,000           1,919,000
                                                                      --------------  ------------------
           TOTAL LIABILITIES                                            200,097,000         191,483,000
                                                                      --------------  ------------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                     -                   -
        Common stock, $0.50 par value; 2,225,000 shares
            issued ; 1,481,636 shares and 1,234,711 shares
            outstanding at March 31, 1998 and December 31,
            1997, respectively                                              741,000             617,000
        Paid-in capital                                                   6,002,000             446,000
        Treasury stock, at cost, 62,381 shares and 51,965 shares held
             at March 31, 1998 and December 31, 1997, respectively         (206,000)           (206,000)
        Retained earnings                                                15,596,000          20,766,000
        Accumulated other comprehensive income                              500,000             553,000
                                                                      --------------  ------------------
           TOTAL  STOCKHOLDERS' EQUITY                                   22,633,000          22,176,000
                                                                      --------------  ------------------
           TOTAL LIABILITIES  AND STOCKHOLDERS'
           EQUITY                                                     $ 222,730,000       $ 213,659,000
                                                                      =============       =============



See accompanying notes to unaudited consolidated interim financial statements.





                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                               For the Three Months
                                                  Ended March 31
                                            1998               1997
                                            ----               ----

INTEREST INCOME
Loan interest and fees                 $  2,917,000     $   2,683,000
Securities:
     Taxable                                843,000           640,000
     Non-taxable                            295,000           398,000
                                     ---------------      ------------
TOTAL INTEREST INCOME                     4,102,000         3,749,000
                                     ---------------      ------------
INTEREST EXPENSE
Deposits                                  1,649,000         1,581,000
Federal Home Loan Bank advances             136,000            23,000

Other                                         8,000             6,000
                                     ---------------      ------------
TOTAL INTEREST EXPENSE                    1,793,000         1,610,000
                                     ---------------      ------------

NET INTEREST INCOME                       2,309,000         2,139,000
Provision for loan losses                   150,000            90,000
                                     ---------------      ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES            2,159,000         2,049,000
                                     ---------------      ------------
NON-INTEREST INCOME
Service charges                             195,000           171,000
Net security gains (losses)                  11,000            (4,000)
Other non-interest income                    96,000            98,000
                                     ---------------      ------------
                                            302,000           265,000
                                     ---------------      ------------
NON-INTEREST EXPENSES
Salaries and wages                          715,000           676,000
Employee benefits                           254,000           197,000
Occupancy and equipment expenses            269,000           291,000
Other real estate owned expenses, net        95,000           103,000
Other non-interest expenses                 441,000           425,000
                                     ---------------      ------------
                                          1,774,000         1,692,000
                                     ---------------      ------------
Income before income taxes                  687,000           622,000
Income taxes                               (177,000)         (121,000)
                                     ---------------      ------------
NET INCOME                                  510,000           501,000
                                     ===============     =============
Basic earnings per common share (1)         0.36              0.35
                                     ===============     =============
Average common shares outstanding (1)     1,419,260         1,419,295
                                     ===============     =============

(1) Share and per share data has been adjusted for the effect of the 20% stock dividend distributed in February 1998.

See accompanying notes to unaudited consolidated interim financial statements.



                      Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                              For the three months
                                                                 ended March 31,
                                                               1998             1997
                                                               ----             ----
OPERATING ACTIVITIES
Net income                                                  $ 510,000        $ 501,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses                                150,000           90,000
     Write  down of other real estate owned                    31,000           54,000
     Depreciation and amortization                            124,000           88,000
     Net security (gains) losses                              (11,000)           4,000
     Increase in accrued interest receivable                 (150,000)        (287,000)
     Increase in other assets                                (540,000)         (44,000)
     Increase (decrease) in accrued expenses
          and other liabilities                               187,000         (126,000)
                                                         ------------------------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                    301,000          280,000
                                                         ------------------------------

INVESTING ACTIVITIES Proceeds from maturities and calls :
   Securities available for sale                           15,696,000        1,836,000
   Investment securities                                      299,000          197,000
Purchases:
  Securities available for sale                           (14,450,000)      (9,580,000)
  Investment securities                                       (71,000)        (399,000)
Dispursements for loan originations,net of
   principal collections                                   (2,444,000)      (4,126,000)
Purchases of Federal Home Loan Bank stock                     (34,000)         (36,000)
Net purchases of premises and equipment                       (44,000)         (83,000)
Proceeds from sale of other real estate owned                  22,000             -
                                                         ------------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (1,026,000)     (12,191,000)
                                                         ------------------------------

FINANCING ACTIVITIES
Net increase in deposits                                    8,599,000        4,321,000
Net (decrease) increase in short-term debt                   (136,000)       2,909,000
Proceeds from Federal Home Loan Bank advances                    -           5,000,000
                                                         ------------------------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES                                   8,463,000       12,230,000
                                                         ------------------------------
NET INCREASE  IN CASH AND
     CASH EQUIVALENTS                                       7,738,000          319,000
Cash and cash equivalents at beginning of period            7,163,000        6,023,000
                                                         ------------------------------
Cash and cash equivalents at end of period               $ 14,901,000      $ 6,342,000
                                                         ==============================






                                                                                        continued

                                         Jeffersonville Bancorp and Subsidiary
                               Consolidated Statements of Cash Flows,Continued
                                                  (Unaudited)
                              For the three months
                                 ended March 31,
                                    1998 1997
SUPPLEMENTAL INFORMATION
Cash paid for:
          Interest                                                   $ 1,566,000      $ 1,605,000
                                                              ====================================
          Income taxes                                                 $ 135,000         $ 99,000
                                                              ====================================
Transfers of loans to other real estate owned                          $ 320,000        $ 116,000
                                                              ====================================

Change in net unrealized gain on
   securities available for sale,net of tax                            $ (53,000)      $ (423,000)
                                                              ====================================

Deferred tax effect of change in net unrealized
   gain on securities available for sale                               $ (37,000)      $ (291,000)
                                                              ====================================


See accompanying notes to unaudited consolidated interim financial statements


                             JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

       A.     Financial Statement Presentation

                  In the opinion of Management of  Jeffersonville  Bancorp,  the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 1998 and December 31, 1997, the results of operations for three month periods ended March 31, 1998 and 1997, and cash flows for the three month periods ended March 31, 1998 and 1997. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1997 Annual Report.

       B.     Earnings per share

                  Earnings per share was  calculated for the three month periods ended March 31, 1998 and 1997 based on weighted average shares outstanding of 1,419,260 and 1,419,295, respectively, which have been adjusted for the 20% stock dividend (see note C below).

       C.     Stock Dividend

                  On  January  14,  1998,  the  Company  announced  a 20%  stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend. The fair value of the shares issued ($5.7 million) was charged to retained earnings, with a corresponding combined increase in common stock and paid-in capital

       D.     Comprehensive Income

                  On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Sandards (SFAS) No. 130, "Reporting Comprehensive Income." 'This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income represents net income, currently plus the net change during the period in net unrealized gains or losses on securities available for sale. The Company's accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale.

           Comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $457,000 and $78,000, respectively. The following summarizes the components of other comprehensive income for each period:

           Three Months Ended March 31, 1997:

             Net unrealized holding losses arising during the period net of tax (pre-tax amount of $708,000)

                                                                                       $ (425,000)
             Reclassification adjustment for net losses realized in net income
                                                                                            2,000
                                                                                            -----
             Other comprehensive income                                                $ (423,000)
                                                                                       ==========

             Three Months Ended March 31, 1998:

             Net unrealized holding losses arising during the period, 1998,
             net of tax (pre-tax amount of $77,000)                                   $   (46,000)
             Reclassification adjustment for net gains realized in net income
             during the the period, net of tax (pre-tax amount of $(11,000))               (7,000)
                                                                                           ------
             Other comprehensive income - three months ended March 31, 1998           $   (53,000)
                                                                                       ===========


       E.     New Accounting Pronouncement
                  In February 1998,  the Financial  Accounting  Standards  Board
              issued SFAS No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No.88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No 87, No. 88 or No. 106. This Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

       A.     Overview - Financial Conditions

                  During the period from  December  31, 1997 to March 31,  1998, total assets increased $9,071,000 or 4.25%. Federal funds sold increased $6,400,000 as increased deposit funds were available after loan demand was satisfied. The funds were deployed in federal funds sold to enhance liquidity, while receiving a satisfactory return. Securities available for sale decreased $1,324,000 or 1.87%, as all maturing securities were not replaced. Net loans increased from $125,793,000 at year end 1997 to $127,767,000 at March 31, 1998, an increase of $1,974,000 or
              1.57%. While loan demand was seasonally low, real estate mortgage loans and home equity loans continue to increase at a moderate pace.
                  Deposits  increased from  $179,160,000 at December 31, 1997 to
              $187,759,000  at March 31,  1998,  an  increase of  $8,599,000  or
              4.80%. Growth occurred in time deposits as funds flowed from savings accounts to benefit from higher rates. The 18 month Escalator, an account that allows one rate modification during its term, continues to be a popular option. Demand deposits increased from $23,545,000 at December 31, 1997 to $25,524,000 at March 31,
              1998, an increase of $1,979,000 or 8.41%. Inflow of these lower cost deposits is important to offset the cost of the higher priced funds.
                  Total stockholders' equity of $22,176,000 at December 31, 1997 and  $22,633,000  at March 31, 1998  increased  $457,000 or 2.06%.
              This increase was the result of net current earnings of $510,000 less a decrease of $53,000 in the net unrealized gain on securities available for sale, net of tax.

B.     Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $150,000 for the three months ended March 31, 1998 compared to $90,000 for the three months ended March 31, 1997. Total charge offs for the 1998 three month period were $50,000 compared to $116,000 for the same period in the prior year, while recoveries increased from $15,000 for the period ending in 1997 to $82,000 for the same period in 1998. The amounts represent a net recovery of $32,000 in the first quarter of 1998 verses a net loss of $101,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance is adequate.

              Changes in the allowance for loan losses are summarized as follows
              for the periods ended March 31:           1998            1997
                Balance at beginning of period   $  1,862,000     $  1,711,000
                Provision for loan losses             150,000           90,000
                Loans charged off                     (50,000)        (116,000)
                Recoveries                             82,000           15,000
                                                 ------------     ------------
                Balance at end of period         $  2,044,000     $  1,700,000
                                                ==============   ==============

              Net recoveries charge-offs
              as a percentageof average
              outstanding loans                          0.02%          0.08%

                Allowance for loan losses to:
                   Total loans                           1.57%          1.46%
                                                         ====           ====
                   Total Non-performing loans            62.8%          36.3%
                                                         ====           ====

C.     Non Accrual and Past Due Loans

        Non-performing loans are summarized as follows at March 31:
                                                      1998                1997
        Non-accrual loans                         $ 2,478,000        $ 3,189,000
        Loans past due 90 days or more and
         still accruing interest                      776,000            917,000
        Restructured loans
                                                         -             1,016,000
                                                 ------------       ------------
        Total non-performing loans               $  3,254,000       $  5,122,000
                                                 ============       ============
        Non-performing loans as a
        percentage of total loans                      2.50%              4.20%
                                                       ====               ====

        The effects of non-accrual and restructured loans on interest income were as follows for the three months ended March 31, 1998:

        Interest contractually due at original rates                   $  58,000
        Interest income recognized                                        26,000
                                                                       ---------
        Interest income not recognized                                 $  32,000
                                                                       =========

                  As of March 31,  1998 and 1997,  the  recorded  investment  in loans considered to be impaired under SFAS No.114 totaled $714,000 and $1,704,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D.     Capital
                  On  January  14,  1998,  the  Company  announced  a 20%  stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend.
                  In January 1998, the board of directors  allocated  $1,000,000 for the repurchase and retirement of common stock on the open market. No shares have been repurchased as of March 31, 1998 from this allocation.
                  Under the Federal Reserve Bank's risk-based capital rules, the
              Company's Tier I risk-based capital was 17.7% and total risk-based capital was 19.0% of risk-weighted assets at March 31, 1998. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.2% at March 31, 1998 is well above the 4.0% minimum regulatory requirement

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at March 31, 1998.

                TIER I CAPITAL
                Stockholders' equity, excluding the after-tax net unrealized
                gain on securities available for sale        $    22,133,000
                TIER II CAPITAL
                Allowance for loan losses1                         1,569,000
                                         -                         ---------
                Total risk-based capital                     $    23,702,000
                                                             ===============
                Risk-weighted assets2                        $   125,077,000
                                    =                        ===============
                Average assets                               $   217,010,000
                                                             ===============

                RATIOS
                Tier I risk-based capital (minimum 4.0%)                17.7%
                Total risk-based capital (minimum 8.0%)                 19.0%
                Leverage (minimum 4.0%)                                 10.2%


              1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation. 2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E.     Result of Operations

                  Net income  for the first  three  months of 1998 was  $510,000 compared to $501,000 for the same period in 1997. The Company's annualized return on average assets was 0.94% compared to 0.99% in the same period last year. The return on average stockholders' equity was 9.11% and 9.51% for the first three months of 1998 and 1997, respectively.
                  Tax equivalent  interest income increased  $311,000 or 7.9% in the first three months of 1998 compared to the same period in 1997. The yield on investment securities decreased 2 basis points from 7.04% in 1997 to 7.02% in 1998.
                  Commercial loan and installment loan rates increased slightly.
              The average yield on real estate mortgage loans, the major portion of the loan portfolio, also increased 11 basis points to 9.07% from 8.96% for the three month period. The overall yield on interest earning assets was up 5 basis points from 8.22% for the three months ended March 31, 1997 to 8.27% for the same period in 1998. The increase in interest income on earning assets was also enhanced by an increase in average earning assets. The total average balance for earning assets was $205,622,000 for the three month period ended March 31, 1998 compared to $191,873,000 for the same three month period in 1997.
                  The yield on interest bearing liabilities increased from 4.12%
              for the three month period ended March 31, 1997 to 4.28% for the same period in 1998. The overall net interest margin decreased 7 basis points from 4.86% in the first quarter of 1997 to 4.79% in the first quarter of 1998.

              Non-Interest Income and Expense

                  Non-Interest  income  for  the  first  three  months  of  1998 increased $37,000 or 14.0% compared to the same period in 1997. Changes in service charge policies accounted for most of the increase.
                  Non-Interest  expenses  were  $1,774,000  for the first  three months of 1998 compared to $1,692,000 for the same period in 1997, an increase of $82,000 or 4.85%. This increase reflects a $96,000 increase in compensation and benefits costs, primarily due to higher employee benefit cost and salary adjustments for the existing staff to maintain the Company's competitive position. Other categories of non-interest expense decreased by $14,000 for the three months ended March 31, 1998.

                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JEFFERSONVILLE BANCORP

Date: 4/30/98




                                                        /s/
                                               ---------------------

                                                   K. Dwayne Rhodes
                                        Treasurer and Chief Accounting Officer