Form 10-Q
period 1998-06-30
JEFFERSONVILLE BANCORP
filed 1998-08-14
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998          Commission File Number:   0-19212

                              JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)



                  New York                                22-2385448
     (State or other jurisdiction of       (I.R.S. Employer identification no.)
     incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                        12748
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date

     Class of Common Stock                    Number of Shares Outstanding
                                                  as of July 24, 1998
          $0.50 par value                                1,417,255

                           INDEX TO FORM 10-Q


Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                June 30, 1998 and December 31, 1997                      1

                Consolidated Statements of Income for the Three
                Months ended June 30, 1998 and 1997                      2

                Consolidated Statements of Income for the Six
                Months ended June 30, 1998 and 1997                      3


                Consolidated Statements of Cash Flows for the Six
                Months ended June 30, 1998 and 1997                      4-5

                Notes to Consolidated Interim Financial Statements       6-8

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9-14

Part 2

     Item 1     Legal Proceedings                                       NONE

     Item 2     Changes in Securities                                   NONE

     Item 3     Defaults upon Senior Securities                         NONE

     Item 4     Submission of Matters to a Vote of Security Holders       14

     Item 5     Other Information                                       NONE

     Item 6     Exhibits and Reports on Form 8-K                        NONE

     Item 7     Signatures                                                14

                            Jeffersonville Bancorp and Subsidiary
                               Consolidated Balance Sheets

                                                                          June 30 ,         December 31,
                                                                             1998               1997
                                                                    -----------------  ------------------
                                                                                  (Unaudited)
ASSETS
Cash and  due from banks .............................................. $   6,290,000    $   5,563,000
Federal funds sold ....................................................     4,700,000        1,600,000
                                                                            ---------        ---------
        CASH AND CASH EQUIVALENTS .....................................    10,990,000        7,163,000


Securities available for sale, at fair value ..........................    75,502,000       70,793,000
Investment securities, estimated fair value of $3,621,000
       in 1998 and $3,932,000 in 1997 .................................     3,517,000        3,738,000
Loans, less allowance for loan losses of $2,091,000
     in 1998 and $1,568,000 in 1997 ...................................   127,584,000      125,793,000
Accrued interest receivable ...........................................     1,371,000        1,291,000
Premises and equipment, net ...........................................     2,531,000        2,609,000
Federal Home Loan Bank stock ..........................................       825,000          753,000
Other real estate owned ...............................................       300,000          301,000
Cash surrender value of bank-owned life insurance .....................     6,033,000             --
Other assets ..........................................................     1,193,000        1,218,000
                                                                            ---------        ---------
          TOTAL ASSETS ................................................ $ 229,846,000    $ 213,659,000
                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) ....................... $  27,097,000    $  23,545,000
        NOW and super NOW deposits ....................................    29,765,000       27,973,000
        Savings and insured money market deposits .....................    53,234,000       54,513,000
        Time deposits .................................................    78,946,000       73,129,000
                                                                           ----------       ----------

           TOTAL DEPOSITS .............................................   189,042,000      179,160,000

     Federal Home Loan Bank advances ..................................    15,002,000       10,000,000
     Short-term debt ..................................................       471,000          404,000
     Accrued expenses and other liabilities ...........................     2,557,000        1,919,000
                                                                            ---------        ---------
           TOTAL LIABILITIES ..........................................   207,072,000      191,483,000
                                                                          -----------      -----------

        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued .................          --               --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,479,636 shares and 1,234,711 shares
         issued at June 30, 1998 and December 31,
            1997, respectively ........................................       740,000          617,000
        Paid-in capital ...............................................     5,957,000          446,000
        Treasury stock; at cost; 62,381 shares and 51,965 shares held
             at June 30, 1998 and December 31, 1997, respectively .....      (206,000)        (206,000)
        Retained earnings .............................................    15,805,000       20,766,000
        Accumulated other comprehensive income ........................       478,000          553,000
                                                                           ----------       ----------
           TOTAL  STOCKHOLDERS' EQUITY ................................    22,774,000       22,176,000
                                                                           ----------       ----------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY .................................................... $ 229,846,000    $ 213,659,000
                                                                        =============    =============

See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                                    For the Three Months
                                                         Ended June 30,
                                                     1998           1997
                                                  ---------        ---------
INTEREST INCOME

Loan interest and fees .......................   $ 3,016,000    $ 2,707,000
Securities:
     Taxable .................................       907,000        753,000
     Non-taxable .............................       292,000        410,000
Federal funds sold ...........................        54,000         11,000
                                                   ---------      ---------
TOTAL INTEREST INCOME ........................     4,269,000      3,881,000
                                                   ---------      ---------

INTEREST EXPENSE
Deposits .....................................     1,710,000      1,654,000
Federal Home Loan Bank advances ..............       192,000         71,000
Other ........................................         8,000         23,000
                                                   ---------      ---------
TOTAL INTEREST EXPENSE .......................     1,910,000      1,748,000
                                                   ---------      ---------

NET INTEREST INCOME ..........................     2,359,000      2,133,000
Provision for loan losses ....................       125,000        350,000
                                                   ---------      ---------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ...............     2,234,000      1,783,000
                                                   ---------      ---------


NON-INTEREST INCOME
Service charges ..............................       210,000        188,000
Net security gains ...........................         1,000         57,000
Other non-interest income ....................       194,000        164,000
                                                   ---------      ---------
                                                     405,000        409,000
                                                   ---------      ---------
NON-INTEREST EXPENSES

Salaries and wages ...........................       699,000        654,000
Employee benefits ............................       256,000        231,000
Occupancy and equipment expenses .............       266,000        294,000
Other real estate owned expenses (income), net        27,000         (1,000)
Other non-interest expenses ..................       473,000        453,000
                                                   ---------      ---------
                                                   1,721,000      1,631,000
                                                   ---------      ---------
Income before income taxes ...................       918,000        561,000
Income taxes .................................      (284,000)       (90,000)
                                                    --------        -------
NET INCOME ...................................   $   634,000    $   471,000
                                                 ===========    ===========


Basic earnings per common share (1)              $      0.45    $      0.33
                                                 ===========    ===========
Average common shares outstanding (1)              1,418,825      1,419,277
                                                 ===========    ===========


(1) Share and per share data has been adjusted for the effect of the 20% stock dividend distributed in February 1998.

See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                                       For the Six Months
                                                         Ended June 30,
                                                    1998                1997
                                    --------------------   -------------------
INTEREST INCOME
Loan interest and fees ..............        $ 5,933,000         $ 5,390,000
Securities:
     Taxable ........................          1,750,000           1,393,000
     Non-taxable ....................            587,000             808,000
Federal funds sold ..................            101,000              39,000
                                               ---------           ---------
TOTAL INTEREST INCOME ...............          8,371,000           7,630,000
                                               ---------           ---------

INTEREST EXPENSE
Deposits ............................          3,359,000           3,235,000
Federal Home Loan Bank advances .....            328,000              94,000
Other ...............................             16,000              29,000
                                               ---------           ---------
TOTAL INTEREST EXPENSE ..............          3,703,000           3,358,000
                                               ---------           ---------

NET INTEREST INCOME .................          4,668,000           4,272,000
Provision for loan losses ...........            275,000             440,000
                                               ---------           ---------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......          4,393,000           3,832,000
                                               ---------           ---------
NON-INTEREST INCOME
Service charges .....................            405,000             359,000
Net security gains ..................             12,000              53,000
Other non-interest income ...........            290,000             262,000
                                               ---------           ---------
                                                 707,000             674,000
                                               ---------           ---------
Salaries and wages ..................          1,414,000           1,330,000
Employee benefits ...................            510,000             428,000
Occupancy and equipment expenses ....            535,000             585,000
Other real estate owned expenses, net            122,000             102,000
Other non-interest expenses .........            914,000             878,000
                                               ---------           ---------
                                               3,495,000           3,323,000
                                               ---------           ---------
Income before income taxes ..........          1,605,000           1,183,000
Income taxes ........................           (461,000)           (211,000
                                               ---------           ---------
NET INCOME                                 $   1,144,000        $    972,000
                                           =============        ============

Basic earnings per common share (1)        $        0.81        $       0.68
                                           =============        ============
Average common shares outstanding (1)          1,419,040           1,419,277
                                           =============        ============

(1) Share and per share data has been adjusted for the effect of the 20% stock dividend distributed in February 1998.

See accompanying notes to unaudited consolidated interim financial statements.





                      Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                               For the six months
                                                                             ended June 30,
                                                                       1998               1997
OPERATING ACTIVITIES
Net income ..............................................        $  1,144,000         $    972,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses ..........................             275,000              440,000
     Write  down of other real estate owned .............              83,000               79,000
     Depreciation and amortization ......................             243,000              227,000
     Net security gains .................................             (12,000)             (53,000)
     Increase in accrued interest receivable ............             (80,000)             (68,000)
     Decrease in other assets ...........................              25,000               23,000
     Increase in accrued expenses
          and other liabilities .........................             690,000              165,000
     Increase in cash value of bank
          owned life insurance ..........................             (25,000)                --
                                                                 ------------         ------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES ..............................           2,343,000            1,785,000
                                                                 ------------         ------------

INVESTING ACTIVITIES Proceeds from maturities and calls :
   Securities available for sale ........................          16,146,000            4,630,000
   Investment securities ................................             439,000              484,000
Purchases:
  Securities available for sale .........................         (27,675,000)         (13,561,000)
  Investment securities .................................            (218,000)            (979,000)
Proceeds from sales of securities available for sale ....           6,705,000            3,654,000
Dispursements for loan originations,net of
   principal collections ................................          (2,446,000)          (6,583,000)
Purchases of Federal Home Loan Bank stock ...............             (72,000)             (36,000)
Net purchases of premises and equipment .................            (165,000)            (291,000)
Purchase of bank owned life insurance ...................          (6,008,000)                --
Proceeds from sale of other real estate owned ...........             298,000              448,000
                                                                 ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES ...................         (12,996,000)         (12,234,000)
                                                                 ------------         ------------

FINANCING ACTIVITIES
Net increase in deposits ................................           9,882,000            4,445,000
Net increase in short-term debt .........................              67,000            3,496,000
Dividends paid ..........................................            (425,000)            (378,000)
Purchase and retirement of common stock .................             (46,000)              (1,000)
Proceeds from Federal Home Loan Bank advances ...........           5,002,000            5,025,000
                                                                 ------------         ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES ...............................          14,480,000           12,587,000
                                                                 ------------         ------------
NET INCREASE  IN CASH AND
     CASH EQUIVALENTS ...................................           3,827,000            2,138,000
Cash and cash equivalents at beginning of period ........           7,163,000            6,023,000
                                                                 ------------         ------------
Cash and cash equivalents at end of period ..............        $ 10,990,000         $  8,161,000
                                                                 ============         ============





                                                                                           continued








                                         Jeffersonville Bancorp and Subsidiary
                               Consolidated Statements of Cash Flows,Continued
                                                    (Unaudited)
                                                                             For the six months
                                                                                ended June 30,
                                                                       1998               1997
SUPPLEMENTAL INFORMATION Cash paid for:
          Interest                                                      $ 3,671,000      $ 3,383,000
                                                                =====================================
          Income taxes                                                    $ 425,000        $ 145,000
                                                                =====================================
Transfers of loans to other real estate owned                             $ 380,000        $ 162,000
                                                                =====================================

Change in net unrealized gain on
   securities available for sale,net of tax                               $ (75,000)      $ (231,000)
                                                                =====================================

Deferred tax effect of change in net unrealized
   gain on securities available for sale                                   $ 52,000        $ 151,000
                                                                =====================================


See accompanying notes to unaudited consolidated interim financial statements


                             JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

       A.     Financial Statement Presentation

                  In the opinion of Management of  Jeffersonville  Bancorp,  the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1997 Annual Report.

       B.     Stock Dividend

                  On  January  14,  1998,  the  Company  announced  a 20%  stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend. The fair value of the shares issued ($5.7 million) was charged to retained earnings, with a corresponding combined increase in common stock and paid-in capital

       C.     Comprehensive Income

                  On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Sandards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income currently represents net income plus the net change during the period in net unrealized gains or losses on securities available for sale. The Company's accumulated other comprehensive income at June 30, 1998 and December 31, 1997 represents the after-tax net unrealized gain on securities available for sale.

                  Comprehensive income for the three month periods ended June 30, 1998 and 1997 was $612,000 and $163,000, respectively.
           Comprehensive income for the six month periods ended June 30, 1998 and 1997 was $1,069,000 and $741,000, respectively. The following summarizes the components of other comprehensive income:

           Six Months Ended June 30, 1998:
           -------------------------------

          Net  unrealized  holding  losses arising
          during  periods,  net of tax
          (pre-tax   amount  of   $125,000)                          $  (75,000)

          Reclassification adjustment  for net  gain
          realized  in net  income  during  the period,
          net of tax (pre-tax  amount of $(12,000)                       (7,000)
                                                                         ------

          Other comprehensive income                                  $ (82,000)
                                                                      =========

           Six Months Ended June 30, 1997:
           -------------------------------
          Net  unrealized  holding  losses arising
          during  periods,  net of tax
          (pre-tax   amount  of   $385,000)                          $ (231,000)

          Reclassification adjustment  for net  gain
          realized  in net  income  during  the period,
          net of tax (pre-tax  amount of $(12,000)                       (7,000)
                                                                         ------

          Other comprehensive income                                  $(263,000)
                                                                      =========


          Net unrealized holding losses arising during the period, net of tax (pre-tax amount of $385,000) $ (231,000) Reclassification adjustment for net gains realized in net income during the period, net of tax (pre-tax amount of $53,000) (32,000) Other comprehensive income $ (263,000)

         D        New Accounting
Pronouncement


In June1998, the FASB issued SFAS No. 133, "Accounting for Derivative
         Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

     Item 2:  Management's  Discussion  and Analysis of Financial  Condition and
                Results of Operations
       A.     Overview - Financial Condition

                  During the period from  December  31,  1997 to June 30,  1998, total assets increased $16,187,000 or 7.58%. Federal funds sold increased $3,100,000 as increased deposit funds were available after loan demand was satisfied. The funds were deployed in federal funds sold to enhance liquidity, while receiving a satisfactory return. Securities available for sale increased $4,709,000 or 6.65% during the six month period. During the second quarter, purchases of available for sale securities were $6,033,000, including $5,000,000 purchased in a leverage transaction funded with Federal Home Loan Bank advances. Net loans increased from $125,793,000 at year end 1997 to $127,584,000 at
              June 30, 1998, an increase of $1,791,000 or 1.42%. Net loans decreased $183,000 from March 31, 1998 to June 30, 1998, reflecting limited loan demand. Loan demand was unseasonally low in all areas of lending for the second quarter due to increased competition from other lenders.
                  Deposits  increased from  $179,160,000 at December 31, 1997 to
              $189,042,000 at June 30, 1998, an increase of $9,882,000 or 5.52%.
              Deposits only grew $1,283,000, or 0.68%,6 during the second quarter which can be attributed to increased competition from other banks and mutual funds. Growth occurred in time deposits as funds flowed from savings accounts to benefit from higher rates. The 18 month Escalator, an account that allows one rate modification during its term, continues to be a popular option. Demand deposits increased from $23,545,000 at December 31, 1997 to $27,097,000 at June 30, 1998, an increase of $3,552,000 or 15.09%.
              Inflow of these lower cost deposits is important to offset the cost of the higher priced funds.
                  Total stockholders' equity of $22,176,000 at December 31, 1997 increased  $598,000 or 2.70% to $22,774,000 at June 30, 1998. This
              increase was the result of net income of $1,144,000, less a decrease of $75,000 in accumulated other comprehensive income, dividend payments of $425,000, and common shares purchased and retired for $46,000.

B.     Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $275,000 for the six months ended June 30, 1998 compared to $440,000 for the six months ended June 30, 1997. Total charge offs for the 1998 six month period were $162,000 compared to $633,000 for the same period in the prior year, while recoveries increased from $50,000 for the six month period ending in 1997 to $117,000 for the same period in 1998. The amounts represent net charge-offs of $45,000 for the first half of 1998 verses $583,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance is adequate.

              Changes in the allowance for loan losses are summarized as follows for the six month periods ended June 30:
                                               1998                 1997
                                               ----                 ----
  Balance at beginning of period        $ 1,862,000          $ 1,711,000
  Provision for loan losses ....            275,000              440,000
  Loans charged off ............           (163,000)            (633,000)
  Recoveries ...................            117,000               50,000
  Balance at end of period .....        $ 2,091,000          $ 1,568,000
                                        ===========          ===========

Net charge-offs as a percentage
of average outstanding loans ...               0.04%                0.49%
                                               ====                 ====

  Allowance for loan losses to:
     Total loans ...............               1.61%                1.27%
                                               ====                 ====
     Total non-performing loans                65.3%                32.2%
                                               ====                 ====

C.     Non Accrual and Past Due Loans

        Non-performing loans are summarized as follows at June 30:
                                            1998               1997
                                            ----               ----
Non-accrual loans ............        $2,114,000         $3,026,000
Loans past due 90 days or more
  and still accruing interest          1,090,000            793,000
Restructured loans ...........         1,045,000
                                      ----------         ..........
Total non-performing loans ...        $3,204,000         $4,864,000

Non-performing loans as a
 percentage of total loans ...              2.47%              3.95%

        The effects of non-accrual and restructured loans on interest income were as follows for the six months ended June 30, 1998:

Interest contractually due at original rates        $102,897
Interest income recognized .................          65,006
Interest income not recognized .............        $ 37,891

                  As of June 30, 1998 and 1997, the recorded investment in loans considered to be impaired under SFAS No.114 totaled $527,000 and $1,387,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D.     Capital
                  On  January  14,  1998,  the  Company  announced  a 20%  stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend.
                  In January 1998, the board of directors  allocated  $1,000,000 for the repurchase and retirement of common stock on the open market. As of June 30, 1998, 2,000 shares have been repurchased and retired at a cost of $46,000.

                  Under the Federal Reserve Bank's risk-based capital rules, the
              Company's Tier I risk-based capital was 17.2% and total risk-based capital was 18.5% of risk-weighted assets at June 30, 1998. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.1% at June 30, 1998 is well above the 4.0% minimum regulatory requirement.

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at June 30, 1998.

TIER I CAPITAL
Stockholders' equity, excluding the
    after-tax net unrealized
gain on securities available for sale ..        $ 22,296,000
TIER II CAPITAL
Allowance for loan losses1 .............           1,623,000
Total risk-based capital ...............        $ 23,919,000
Risk-weighted assets2 ..................        $129,797,000
Average assets .........................        $221,497,000

RATIOS
Tier I risk-based capital (minimum 4.0%)               17.2%
Total risk-based capital (minimum 8.0%)                18.5%
Leverage (minimum 4.0%) ................               10.1%


              1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation. 2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E.     Results of Operations

              Net Income

                  Net  income  for the first six  months of 1998 was  $1,144,000 compared to $972,000 for the same period in 1997. The Company's annualized return on average assets was 1.03% compared to 0.94% in the same period last year. The return on average stockholders' equity was 10.19% and 9.25% for the first six months of 1998 and 1997, respectively.

              Interest Income and Expense

                  Total tax equivalent  interest  income  increased  $636,000 or
              7.9% in the first six months of 1998 compared to the same period in 1997. The overall yield on interest earning assets was up 4 basis points from 8.19% for the six months ended June 30, 1997 to 8.23% for the same period in 1998. The increase in interest income on earning assets was also enhanced by an increase in average earning assets. The total average balance for earning assets was $210,297,000 for the six month period ended June 30, 1998 compared to $195,936,000 for the same six month period in 1997
                  The overall yield on the loan portfolio  increased by 26 basis points to 9.18% from 8.92% for the first six months of 1998 compared to the same period in 1997. The average yield on real estate mortgage loans, the major portion of the loan portfolio, also increased 29 basis points to 8.74% in 1998 from 8.45% for the 1997 six month period. The tax equivalent yield on investment securities decreased 22 basis points from 7.06% in 1997 to 6.84% in 1998.
                  The yield on interest bearing liabilities increased from 4.20%
              for the six month period ended June 30, 1997 to 4.34% for the same period in 1998. The overall net interest margin decreased 5 basis points from 4.76% in the first six months of 1997 to 4.71% in the first six months of 1998.

              Non-Interest Income and Expense

                  Non-interest income for the first six months of 1998 increased
              $33,000 or 4.9% compared to the same period in 1997. Changes in service charge policies accounted for most of the increase. Income on bank-owned life insurances policies of $25,000 in 1998 was offset by a $41,000 decrease in net security gains in 1998 compaed to last year.
                  The bank purchased  cash value life insurance  policies on the lives of directors and officers. The policies are owned by the bank and are designed to enhance the benefit structure and increase non-interest income.
                  Non-interest expenses were $3,495,000 for the first six months of 1998 compared to $3,323,000 for the same period in 1997, an increase of $172,000 or 5.18%. This increase reflects a $166,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments for the existing staff to maintain the Company's competitive position.

Item 4:       Submission of Matters to a Vote of Security Holders
                  On April 28,  1998,  the annual  meeting of  shareholders  was held. The election of Four Class III directors resulted in the reelection of Douglas A.Heinle,James F. Roche,Frederick W.V. Schadt,and Gilbert E Weiss to a three year term.
                  The  proposal  to ratify the firm of KPMG Peat  Marwick LLP as independent auditors for the fiscal year ending December 31, 1998 was approved.

                                                      SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                JEFFERSONVILLE BANCORP
Date: August 12, 1998
                                                           /s/
                                                 --------------------
                                                   K. Dwayne Rhodes
                                        Treasurer and Chief Accounting Officer