Form 10-Q
period 1998-09-30
JEFFERSONVILLE BANCORP
filed 1998-11-13
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter ended September 30, 1998     Commission File Number: 0-19212

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:
                          Number of Shares Outstanding
    Class of Common Stock                           as of November 11, 1998
    ---------------------                           -----------------------
       $0.50 par value                                       1,413,105

                               INDEX TO FORM 10-Q

                                                                            Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                September 30, 1998 and December 31, 1997                    1

                Consolidated Statements of Income for the Three
                Months ended September 30, 1998 and 1997                    2

                Consolidated Statements of Income for the Nine
                Months ended September 30, 1998 and 1997                    3

                Consolidated Statements of Cash Flows for the Nine
                Months ended September 30, 1998 and 1997                   4-5

                Notes to Consolidated Interim Financial Statements         6-8

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9-16

Part 2

     Item 1     Legal Proceedings                                        NONE

     Item 2     Changes in Securities                                    NONE

     Item 3     Defaults upon Senior Securities and use of proceeds      NONE

     Item 4     Submission of Matters to a Vote of Security Holders      NONE

     Item 5     Other Information                                        NONE

     Item 6     Exhibits and Reports on Form 8-K                         NONE

     Signatures                                                            16


                    Jeffersonville Bancorp and Subsidiary
                        Consolidated Balance Sheets

                                                                September 30 ,     December 31,
                                                                     1998               1997
                                                              -----------------  ------------------
                                                                (Unaudited)
ASSETS
Cash and  due from banks ....................................   $   8,147,000    $   5,563,000
Federal funds sold ..........................................       3,200,000        1,600,000
                                                                -------------    -------------
        CASH AND CASH EQUIVALENTS ...........................      11,347,000        7,163,000


Securities available for sale, at fair value ................      82,407,000       70,793,000
Investment securities held to maturity,
       estimated fair value of $3,759,000
       in 1998 and $3,821,000 in 1997 .......................       3,617,000        3,738,000
Loans, less allowance for loan losses of $2,213,000
     in 1998 and $1,862,000 in 1997 .........................     128,220,000      125,793,000
Accrued interest receivable .................................       1,578,000        1,291,000
Premises and equipment, net .................................       2,695,000        2,609,000
Federal Home Loan Bank stock ................................         875,000          753,000
Other real estate owned .....................................         320,000          301,000
Cash surrender value of bank-owned life insurance ...........       6,108,000             --
Other assets ................................................       1,287,000        1,218,000
                                                                -------------    -------------

          TOTAL ASSETS ......................................   $ 238,454,000    $ 213,659,000
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) .............   $  28,471,000    $  23,545,000
        NOW and super NOW deposits ..........................      30,515,000       27,973,000
        Savings and insured money market deposits ...........      56,061,000       54,513,000
        Time deposits .......................................      82,272,000       73,129,000
                                                                -------------    -------------
           TOTAL DEPOSITS ...................................     197,319,000      179,160,000


     Federal Home Loan Bank advances ........................      15,000,000       10,000,000
     Short-term debt ........................................         449,000          404,000
     Accrued expenses and other liabilities .................       2,308,000        1,919,000
                                                                -------------    -------------
           TOTAL LIABILITIES ................................     215,076,000      191,483,000
                                                                -------------    -------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued .......            --               --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,413,105 shares and 1,234,711 shares
         issued at September 30, 1998 and December 31,
            1997, respectively ..............................         732,000          617,000
        Paid-in capital .....................................       5,629,000          446,000
        Treasury stock; at cost; 62,381 shares
             and 51,965 shares held at September 30, 1998
             and December 31, 1997, respectively ............        (206,000)        (206,000)
        Retained earnings ...................................      16,411,000       20,766,000
        Accumulated other comprehensive income ..............         812,000          553,000
                                                                -------------    -------------
           TOTAL  STOCKHOLDERS' EQUITY ......................      23,378,000       22,176,000
                                                                -------------    -------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY ..........................................   $ 238,454,000    $ 213,659,000
                                                                =============    =============




See  accompanying notes to unaudited consolidated interim financial statements.

        Jeffersonville Bancorp and Subsidiary
           Consolidated Statements of Income
                                                 (Unaudited)
                                            For the Three Months
                                             Ended September 30,
                                             1998          1997
                                      -------------- ---------------
INTEREST INCOME
Loan interest and fees ..............   $ 2,982,000    $ 2,888,000
Securities:
     Taxable ........................     1,008,000        812,000
     Non-taxable ....................       291,000        333,000
Federal funds sold ..................        45,000         45,000
                                        -----------    -----------
TOTAL INTEREST INCOME ...............     4,326,000      4,078,000
                                        -----------    -----------
INTEREST EXPENSE
Deposits ............................     1,632,000      1,620,000
Federal Home Loan Bank advances .....       217,000        105,000
Other ...............................        12,000          4,000
                                        -----------    -----------
TOTAL INTEREST EXPENSE ..............     1,861,000      1,729,000
                                        -----------    -----------
NET INTEREST INCOME .................     2,465,000      2,349,000
Provision for loan losses ...........      (175,000)      (256,000)
                                        -----------    -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......     2,290,000      2,093,000
                                        -----------    -----------
NON-INTEREST INCOME
Service charges .....................       204,000        180,000
Net security gains ..................         2,000         36,000
Other non-interest income ...........       240,000         75,000
                                        -----------    -----------
                                            446,000        291,000
                                        -----------    -----------
NON-INTEREST EXPENSES

Salaries and wages ..................       809,000        762,000
Employee benefits ...................       234,000        186,000
Occupancy and equipment expenses ....       344,000        350,000
Other real estate owned expenses, net        38,000          7,000
Other non-interest expenses .........       477,000        423,000
                                        -----------    -----------
                                          1,902,000      1,728,000
                                        -----------    -----------
Income before income taxes ..........       834,000        656,000
Income taxes ........................      (255,000)      (141,000)
                                        -----------    -----------
NET INCOME ..........................   $   579,000    $   515,000
                                        ===========    ===========

Basic earnings per common share (1) .          0.41           0.36
                                ==      ===========    ===========

Average common shares outstanding (1)     1,417,371      1,419,277
                                  ==      =========      =========


(1) Share and per share data has been adjusted for the effect of the 20% stock dividend distributed in February 1998.

See accompanying notes to unaudited consolidated interim financial statements.

 Jeffersonville Bancorp and Subsidiary
   Consolidated Statements of Income
                                                   Unaudited)
                                              For the Nine Months
                                               Ended September 30,
                                             1998            1997
                                        ------------    ------------
INTEREST INCOME
Loan interest and fees ..............   $  8,915,000    $  8,278,000
Securities:
     Taxable ........................      2,758,000       2,205,000
     Non-taxable ....................        878,000       1,141,000
Federal funds sold ..................        146,000          84,000
                                        ------------    ------------
TOTAL INTEREST INCOME ...............     12,697,000      11,708,000
                                        ------------    ------------
INTEREST EXPENSE
Deposits ............................      4,991,000       4,855,000
Federal Home Loan Bank advances .....        545,000         199,000
Other ...............................         28,000          33,000
                                        ------------    ------------

TOTAL INTEREST EXPENSE ..............      5,564,000       5,087,000
                                        ------------    ------------

NET INTEREST INCOME .................      7,133,000       6,621,000
Provision for loan losses ...........       (450,000)       (696,000)
                                        ------------    ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......      6,683,000       5,925,000
                                        ------------    ------------
NON-INTEREST INCOME
Service charges .....................        609,000         539,000
Net security gains ..................         14,000          89,000
Other non-interest income ...........        530,000         337,000
                                        ------------    ------------
                                           1,153,000         965,000
                                        ------------    ------------

NON-INTEREST EXPENSES

Salaries and wages ..................      2,223,000       2,092,000
Employee benefits ...................        744,000         614,000
Occupancy and equipment expenses ....        879,000         935,000
Other real estate owned expenses, net        160,000         109,000
Other non-interest expenses .........      1,391,000       1,301,000
                                        ------------    ------------
                                           5,397,000       5,051,000
                                        ------------    ------------
Income before income taxes ..........      2,439,000       1,839,000

Income taxes ........................       (716,000)       (352,000)
                                        ------------    ------------
NET INCOME ..........................   $  1,723,000    $  1,487,000
                                        ============    ============

Basic earnings per common share (1) .    $      1.22    $       1.05
                                ==       ===========    ============

Average common shares outstanding (1)      1,417,371       1,419,277
                                  ==       =========       =========


(1) Share and per share data has been adjusted for the effect of the 20% stock dividend distributed in February 1998.

See accompanying notes to unaudited consolidated interim financial statements.


           Jeffersonville Bancorp and Subsidiary
           Consolidated Statements of Cash Flows
                                                                 (Unaudited)
                                                            For the nine months
                                                             ended September 30,
                                                          1998               1997
OPERATING ACTIVITIES
Net income .........................................   $  1,723,000    $  1,487,000
Adjustments to reconcile net income
     to net cash provided by operating activities:
     Provision for loan losses .....................        450,000         696,000
     Write  down of other real estate owned ........         83,000          98,000
     Depreciation and amortization .................        368,000         365,000
     Net security gains ............................        (14,000)        (89,000)
     Increase in accrued interest receivable .......       (287,000)       (280,000)
    (Increase) decrease in other assets ............        (69,000)         60,000
     Increase in accrued expenses
          and other liabilities ....................        217,000           3,000
     Increase in cash surrender value of bank-
          owned life insurance .....................       (100,000)           --
                                                         ------------   ------------
NET CASH PROVIDED BY
      OPERATING ACTIVITIES .........................      2,371,000       2,340,000
                                                         ------------   ------------

INVESTING ACTIVITIES Proceeds from maturities and calls :
   Securities available for sale ...................     19,756,000       6,038,000
   Investment securities ...........................        609,000         654,000
Purchases:
  Securities available for sale ....................    (42,491,000)    (27,970,000)
  Investment securities held to maturity ...........       (488,000)       (979,000)
Proceeds from sales of securities available for sale     11,566,000      12,123,000
Dispursements for loan originations,net of
   principal collections ...........................     (3,441,000)     (7,669,000)
Purchases of Federal Home Loan Bank stock ..........       (122,000)        (36,000)
Net purchases of premises and equipment ............       (454,000)       (459,000)
Purchase of bank-owned life insurance ..............     (6,008,000)           --
Proceeds from sales of other real estate owned .....        462,000         574,000
                                                        ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..............    (20,611,000)    (17,724,000)
                                                        -----------     -----------


FINANCING ACTIVITIES
Net increase in deposits ...........................     18,159,000       8,466,000
Proceeds from Federal Home Loan Bank advances ......      5,000,000      10,000,000
Net increase in short-term debt ....................         45,000          46,000
Dividends paid .....................................       (638,000)       (378,000)
Purchases and retirements of common stock ..........       (142,000)         (1,000)
                                                        ------------   ------------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES ..........................     22,424,000      18,133,000
                                                        ------------   ------------
NET INCREASE  IN CASH AND
     CASH EQUIVALENTS ..............................      4,184,000       2,749,000
Cash and cash equivalents at beginning of period ...      7,163,000       6,023,000
                                                         ------------  ------------
Cash and cash equivalents at end of period .........   $ 11,347,000    $  8,772,000

                                                       ============    ============

                                                              continued








Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows,Continued
                                   (Unaudited)
                               For the nine months
                               ended September 30,
                                    1998 1997
SUPPLEMENTAL INFORMATION Cash paid for:
          Interest ............................   $ 5,013,000   $ 5,108,000
                                                  ===========   ===========
          Income taxes ........................   $   560,000   $   419,000
                                                  ===========   ===========

Transfers of loans to other real estate owned .   $   564,000   $   228,000
                                                  ===========   ===========
Change in net unrealized gain on
   securities available for sale,net of tax ...   $   259,000   $    72,000
                                                  ===========   ===========
Deferred tax effect of change in net unrealized
   gain on securities available for sale ......   $   172,000   $   (51,000)
                                                  ===========   ===========

See accompanying notes to unaudited consolidated interim financial statements

                                              JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

         A.   Financial Statement Presentation

              In the opinion of Management of Jeffersonville Bancorp, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Jeffersonville Bancorp's consolidated year-end financial statements, including notes thereto, which are included in Jeffersonville Bancorp's 1997 Annual Report.

         B.   Stock Dividend

              On January 14, 1998, the Company announced a 20% stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend. The fair value of the shares issued ($5.7 million) was charged to retained earnings, with a corresponding combined increase in common stock and paid-in capital.

       C.     Comprehensive Income

                  On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income currently represents net income plus the net change during the period in net unrealized gains or losses on securities available for sale. The Company's accumulated other comprehensive income at September 30, 1998 and December 31, 1997 represents the after-tax net unrealized gain on securities available for sale.

              Comprehensive income for the three month periods ended September 30, 1998 and 1997 was $913,000 and $818,000, respectively.
         Comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $1,982,000 and $1,559,000, respectively. The following summarizes the components of other comprehensive income:

           Nine Months Ended September 30, 1998:

Net unrealized holding gain arising during the period,
 net of tax (pre-tax  amount of 445,000 ........................   $ 267,000
Reclassification adjustment for net gains realized in net income
  during the period, net of tax (pre-tax amount of $14,000) ....      (8,000)
----------------------------------------------------------------   ---------
Other comprehensive income .....................................   $ 259,000
                                                                   ---------

           Nine Months Ended September 30, 1997:

Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $208,000) .............   $ 125,000
Reclassification adjustment for net gains realized
  in net income during the period, net of tax (pre-tax
  amount of $89,000) ..................................     (53,000)
-------------------------------------------------------   ---------
Other comprehensive income ............................   $  72,000
                                                          ---------

         D        New Accounting Pronouncement
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "(SFAS No. 133)", "Accounting for DerivativeInstruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier adoption is permitted. SFAS No. 133 also permits a reclassification of securities from the held to maturity category to the available for sale category upon adoption of the standard. Management iscurrently evaluating the impact of this Standard on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
         A.   Overview - Financial Condition

              During the period from December 31, 1997 to September 30, 1998, total assets increased $24,795,000 or 11.60%. Federal funds sold increased $1,600,000 as increased deposit funds were available after loan demand was satisfied. The funds were deployed in federal funds sold to enhance liquidity, while receiving a satisfactory return. Securities available for sale increased $11,614,000 or 16.41% during the nine month period. This total increase included a second quarter leverage transaction in the amount of $5,000,000 in which the Company purchased securities funded with Federal Home Loan Bank advances. Net loans increased from $125,793,000 at year end 1997 to $128,220,000 at September 30, 1998, an increase of $2,427,000 or 1.93%. Net loans only increased $636,000 from June 30, 1998 to September 30, 1998, reflecting limited loan demand. Loan demand was unseasonally low in all areas of lending for the third quarter due to increased competition from other lenders.
              Deposits increased from $179,160,000 at December 31, 1997 to $197,319,000 at September 30, 1998, an increase of $18,159,000 or
         10.14%. Deposits grew $8,277,000, or 4.38%, during the third quarter alone, which is a positive growth factor. Growth occurred in all types of deposits in the third quarter. The 18 month Escalator, an account that allows one rate modification during its term, continues to be a popular option. Demand deposits increased from $23,545,000 at December 31, 1997 to $28,471,000 at September 30, 1998, an increase of
         $4,926,000 or 20.92%. Inflow of these lower cost deposits is important to offset the cost of the higher priced funds and may be the result of a competitive service charge policy.
              Total stockholders' equity of $22,176,000 at December 31, 1997 increased $1,202,000 or 5.42% to $23,378,000 at September 30, 1998.
         This net increase was the result of net income of $1,723,000, plus an increase of $259,000 in accumulated other comprehensive income, partially offset by dividend payments of $638,000 and common shares purchased and retired for $142,000.

         B.   Provision for Loan Losses

              The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $450,000 for the nine months ended September 30, 1998 compared to $696,000 for the nine months ended September 30, 1997. Total charge offs for the 1998 nine month period were $252,000 compared to $879,000 for the same period in the prior year, while recoveries decreased from $199,000 for the nine month period ending in 1997 to $153,000 for the same period in 1998. The amounts represent net charge-offs of $99,000 for the first nine months of 1998 verses $680,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance is adequate.

              Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:
                                                  1998           1997
                                             -----------    -----------
Balance at beginning of period ...........   $ 1,862,000    $ 1,711,000
Provision for loan losses ................       450,000        696,000
Loans charged off ........................      (252,000)      (879,000)
Recoveries ...............................       153,000        199,000
------------------------------------------   -----------    -----------
Balance at end of period .................   $ 2,213,000    $ 1,727,000
                                              ===========    ==========

              Net charge-offs as a percentage
              of average outstanding loans          0.08%          0.56%

                Allowance for loan losses to:
                   Total loans                      1.70%          1.39%
                   Total non-performing loans      65.49%         30.70%

 C.   Non Accrual and Past Due Loans
                 Non-performing loans are summarized as follows at September 30:
                                                  1998           1997
                                                  ----           ----
Non-accrual loans ...........................   $2,125,000    $3,270,000
Loans past due 90 days or more and
   still accruing interest                       1,254,000     1,227,000
Restructured loans ..........................    1,131,000
                                                ----------    ----------
Total non-performing loans ..................   $3,379,000    $5,628,000
                                                ----------    ----------
Non-performing loans as
 a percentage of total loans ......                  2.59%         4.54%
                                                     ====          ====

Non-accrual loans had the following effect on interest income for the nine months ended September 30, 1998:

Interest contractually due at original rates ..................   $153,000
Interest income recognized ....................................     97,000
                                                                  --------
Interest income not recognized ................................   $ 56,000
                                                                  --------

              As of September 30, 1998 and 1997, the recorded investment in loans considered to be impaired under SFAS No.114 totaled $537,000 and $2,176,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

         D.   Capital
              On January 14, 1998, the Company announced a 20% stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend.
              In January 1998, the board of directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. As of September 30, 1998, 6,150 shares have been repurchased and retired at a cost of $142,000.

              Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.0% and total risk-based capital was 18.3% of risk-weighted assets at September 30, 1998. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.0% at September 30, 1998 is well above the 4.0% minimum regulatory requirement.

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at September 30, 1998.

                TIER I CAPITAL
Stockholders' equity, excluding the after-tax net unrealized
gain on securities available for sale ......................   $ 22,566,000
TIER II CAPITAL
Allowance for loan losses1 .................................      1,665,000
------------------------------------------------------------   ------------
Total risk-based capital ...................................   $ 24,231,000
                                                               ------------
Risk-weighted assets2 ......................................   $132,644,000
------------------------------------------------------------   ------------
Average assets .............................................   $224,896,000
                                                               ------------

RATIOS
Tier I risk-based capital (minimum 4.0%) ...................           17.0%
Total risk-based capital (minimum 8.0%) ....................           18.3%
Leverage (minimum 4.0%) ....................................           10.0%


              1  The   allowance   for  loan  losses  is  limited  to  1.25%  of
              risk-weighted  assets  for  the  purpose  of this  calculation.
              2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

         E.   Results of Operations

         Net Income

              Net  income  for the  first  nine  months  of 1998 was  $1,723,000 compared to $1,487,000 for the same period in 1997. The Company's annualized return on average assets was 1.02% compared to 0.95% in the same period last year. The annualized on average stockholders' equity was 10.16% and 9.51% for the first nine months of 1998 and 1997, respectively.

         Interest Income and Expense

              Total tax equivalent interest income increased $853,000 or 6.9% in the first nine months of 1998 compared to the same period in 1997. The overall yield on interest earning assets was down 11 basis points from 8.31% for the nine months ended September 30, 1997 to 8.20% for the same period in 1998. The increase in interest income on earning assets was provided by an increase in average earning assets. The total average balance for earning assets was $213,745,000 for the nine month period ended September 30, 1998 compared to $197,350,000 for the same nine month period in 1997.
              The overall yield on the loan portfolio increased by 12 basis points to 9.18% from 9.06% for the first nine months of 1998 compared to the same period in 1997. The average yield on real estate mortgage loans, the major portion of the loan portfolio, also increased 13 basis points to 8.72% in 1998 from 8.59% for the 1997 nine month period. The tax equivalent yield on investment securities decreased 14 basis points from 7.14% in 1997 to 7.00% in 1998.
              The cost of interest bearing liabilities increased from 4.23% for the nine month period ended September 30, 1997 to 4.28% for the same period in 1998. The overall net interest margin decreased 14 basis points from 4.87% in the first nine months of 1997 to 4.73% in the first nine months of 1998.

         Non-Interest Income and Expense

              Non-interest income for the first nine months of 1998 increased $188,000 or 19.48% compared to the same period in 1997. Changes in service charge policies accounted for much of the increase. Income on bank-owned life insurance policies of $116,000 was offset by a $75,000 decrease in net security gains in 1998 compared to last year.
              The Bank purchased cash value life insurance policies on the lives of directors and officers during the second quarter of 1998. The policies are owned by the Bank and are designed to enhance the benefit structure and increase non-interest income.
              Non-interest expenses were $5,397,000 for the first nine months of 1998 compared to $5,051,000 for the same period in 1997, an increase of $346,000 or 6.85%. This increase reflects a $261,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments for the existing staff to maintain the Company's competitive position.

         Year 2000

              Year 2000 or "Y2K" issue continues to be a top priority for the Company. The year 2000 issue refers to uncertainties regarding the ability of various software and hardware systems to interpret dates correctly after the beginning of the Year 2000. The Company utilizes and is dependent upon data processing systems and software in its normal course of business.
              In 1997, management of the Company created a Y2K task force. This task force consists of senior management and representatives of all processing areas. A Y2K written plan was established. Goals of the Y2K Plan include identifying risks, testing data processing and other systems used by the Company, informing customers of the Y2K issues and risks, establishing a Contingency Plan for operations if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Board of Directors approved The Plan and reviews progress under the Plan at its regular meetings.

              The Company has met its Y2K goals to date and believes it will continue to meet the goals of the plan. By September 30, 1998, the Company had performed risk assessments, assessed the Y2K preparedness of major vendors and suppliers as well as large customers, started its customer awareness program, begun development of the Y2K Contingency Plan, and was in the process of testing and implementing necessary changes in hardware and software.
              The Y2K Contingency Plan calls for the Company to manually process banking transactions and to use other data processing methods in the event that Y2K efforts of the Company or its service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready to avoid these disruptions..
              Management believes that the cost of resolving Y2K issues related to the Company's hardware and software will not be material to the Company's business, operations, liquidity, capital resources or financial condition based on information developed to date. At this time, the Company estimates that is total cash outlays in connection with Y2K compliance will not exceed than $50,000, excluding costs of Company employees, involved in Y2K compliance activities. Approximately $26,000 has been expended as of September 30, 1998.

              Although the Company has completed an assessment of the Y2K effects on its current commercial lending and other customers, the actual effect on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and it subsidiary , and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary vendors, will achieve Y2K compliance is based on a number of assumptions and on statements made by third parties which are subject to uncertainty. The Company is not able to predict the effects, if any, on the Company, financial markets or society in general of the publics reaction to Y2K.

          Because of this uncertainty and reliance on assumptions and statements of the third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management presently believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services for its customers into the 21st century. SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JEFFERSONVILLE  BANCORP
                                            -----------------------


 Date: November  13, 1998                            /S/
                                   ---------------------------------------
                                                K. Dwayne  Rhodes
                                     Treasurer  and Chief  Accountig Officer