Form 10-K
period 1998-12-31
JEFFERSONVILLE BANCORP
filed 1999-03-30
CIK 874495

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998  Commission File Number: 0-19212

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock (based upon the average bid and asked prices on February 9, 1999) held by non-affiliates was approximately $32,101,169.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                            Number of Shares Outstanding
           Class of Common Stock               as of February 9, 1999
             $0.50 Par Value                         1,395,703

            DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1998.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 1999.

Jeffersonville Bancorp
1998  Annual Report
and Form 10K

To Our Stockholders and Customers

What a difference a year makes! Last year we were reporting disappointing earnings resulting from the "adverse economic climate of Sullivan County". This year we are very pleased to report net income of $2,318,000, a 31.5% increase over 1997's net income of $1,763,000.

     Several factors contributed to this improvement in earnings, including the reduction in our provision for loan losses from $1,150,000 in 1997 to $600,000 in 1998. We believe our allowance for loan loss balance of $2,310,000 (1.78% of outstanding loans) at the end of 1998 will be adequate to absorb anticipated loan charge-offs. An improvement in the local economy should be reflected in a decline in our loan delinquency ratios which should result in a continuing improvement in earnings.

     Although the local economy displayed lackluster performance in 1998, recent events indicate a dawning of economic optimism in the county. The Concord Hotel was purchased at foreclosure sale with plans for massive refurbishing and Sheraton Hotel affiliation. The Grossinger Hotel was purchased at foreclosure sale, the former Laurels Hotel is back on the tax rolls, the Swan Lake Hotel (formerly Stevensville) continues to be resurrected and the Pines Hotel is in transition to condos, similar to the highly successful conversion of the Browns Hotel (Grandview Palace). It appears as though investors have rediscovered the recreational beauty of our area and the potential for tapping the huge New York City market only 11/2 hours away.

     We have continued to seek areas of expansion to increase and improve our level of service to our growing customer base. Our success has been reflected in our widening market share percentage over our competitors. In order to better serve our many customers in the Wurtsboro area, we have filed an application for a new branch location in a proposed I.G.A. supermarket to be located on Route 209 near Route 17. Not only will this branch provide service to the fastest growing area of Sullivan County, but it will also put us closer to the Orange County market. We have also been approved by Wal-Mart Inc. to open a branch office in their new Superstore near Monticello. We are very excited about the potential for this location, however, due to archaic banking laws, State banking department approval could present a problem. A "home office" protection statute may prevent an approval of our application. In an age of internet banking, this law seems outdated and unnecessary. We will continue our efforts to secure the regulatory approvals.

     Quality, convenience and service are the elements that differentiate financial service providers. The dedicated staff of The First National Bank of Jeffersonville makes the difference. In addition to providing superior personal service to our customers, many of our staff have also been busy testing and upgrading all of our computer systems to make sure that we will be ready to serve you in the new millennium.

     Thank you for your continued confidence and support. Our commitment to you is another successful and profitable year in 1999.

/s/ Arthur E. Keesler                   /s/ Raymond Walter
Arthur E. Keesler, President            Raymond Walter, President
Jeffersonville Bancorp                  First National Bank of Jeffersonville

Arthur E. Keesler                       Raymond Walter

Selected Financial Information

Five-Year Summary

                               1997              1996              1995             1994

  Results of Operations
  Net interest income          $  8,904,000      $  8,666,000      $  8,581,000     $  9,245,000
  Provision for loan losses       1,150,000           290,000           160,000          427,000
  Net income                      1,763,000         2,145,000         2,424,000        2,460,000

  Financial Condition
  Total assets                 $213,659,000      $196,113,000      $188,469,000     $188,118,000
  Deposits                      179,160,000       172,930,000       164,184,000      165,531,000
  Loans, net                    125,793,000       115,605,000       109,288,000      101,414,000
  Stockholders' equity           22,176,000        20,975,000        20,928,000       17,782,000

  Average Balances
  Total assets                 $211,034,000      $198,134,000      $193,568,000     $194,114,000
  Deposits                      180,635,000       173,139,000       169,209,000      165,368,000
  Gross loans                   122,567,000       113,981,000       107,567,000      100,517,000
  Stockholders' equity           21,539,000        20,751,000        19,871,000       18,483,000

  Financial Ratios
  Net income to
   average total assets                0.84%             1.08%             1.25%            1.27%
  Net income to average
   stockholders' equity                8.19%            10.34%            12.20%           13.31%
  Average stockholders'
   equity to average
   total assets                       10.21%            10.47%            10.27%            9.52%

  Per Share Data<F1>
  Earnings per share           $       1.24      $       1.49      $       1.61     $       1.59
  Dividends per share                  0.56              0.54              0.50             0.46
  Dividends per share to
   earnings per share                 45.20%            36.20%            31.10%           28.90%
  Book value at year end       $      15.62      $      14.78      $      14.16     $      11.50
  Total dividends paid              792,000           775,000           755,000          709,000
  Average number of
   shares outstanding             1,419,000         1,441,000         1,503,000        1,546,000
  Shares outstanding
   at year end                    1,419,000         1,419,000         1,478,000        1,546,000


<F1> All share and per share  amounts  have been  adjusted for the effect of the
     20% stock dividend distributed in February 1998.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations

The following is a discussion of the factors which significantly affected the consolidated results of operations and financial condition of Jeffersonville Bancorp ("the Parent Company") and its wholly-owned subsidiary, The First National Bank of Jeffersonville ("the Bank"). For purposes of this discussion, references to the Company include both the Bank and Parent Company, as the Bank is the Parent Company's only subsidiary. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this annual report.

     In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Parent Company and the Bank based on current management expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.

General

The Parent Company is a one-bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank's common stock and derives substantially all of its income from the Bank's operations. The Bank is a commercial bank chartered in 1913 serving Sullivan County, New York with offices in Jeffersonville, Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg and Callicoon.

     The Company's mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company is in tune with local customer needs and provides quality service with a personal touch. This discussion and analysis of financial results should be reviewed with the Company's philosophy in mind.

Local Economy

The local economy displayed continued lackluster performance in 1998. Some of the Company's borrowers continued to struggle with their loan and tax payments due to the local economy's poor performance, although there was modest growth in most sectors of the Company's loan portfolio. The Company will continue to seek opportunities to provide fresh capital for the local economy, while adhering to prudent loan underwriting standards. Management of the Company does anticipate some improvement in the local economy in 1999. If efforts by the county government and private enterprise to stimulate economic activity begin to bear fruit in 1999, conditions in the local economy should begin to improve.

Financial Condition

Total average assets in 1998 increased $19,921,000 over 1997 to $230,955,000, an increase of 9.4% compared to a 6.5% increase in 1997 when average assets were $211,034,000 compared to $198,134,000 in 1996. Average assets increased in both 1998 and 1997 as deposit growth and Federal Home Loan Bank ("FHLB") borrowings were invested primarily into loans that met our underwriting criteria and securities available for sale. Asset growth in 1998 also included a purchase of bank-owned life insurance which amounted to $6,183,000 at year end.

     Total average securities (securities available for sale and securities held to maturity) increased $7,436,000 or 9.9% in 1998 to $82,336,000, compared to a 4.6% increase in 1997. Total average securities were $74,900,000 in 1997 and $71,604,000 in 1996. The increase in 1998 reflects continued use of a leveraging strategy implemented in 1997, in which the Company funds security purchases with FHLB borrowings at a positive interest rate spread. See notes 3 and 4 to the consolidated financial statements for period-end balances of securities available for sale and securities held to maturity.

     Average interest bearing deposits increased $7,767,000 to reach $163,335,000 in 1998, an increase of 5.0% compared to $155,568,000 in 1997 when average interest bearing deposits increased 3.7% compared to $150,071,000 in 1996. The higher interest rates paid on time savings certificates resulted in an increase in these deposits in both 1998 and 1997, as funds flowed from other types of accounts paying lower rates. However, on an overall basis, interest rates on interest bearing deposits decreased from an average rate paid of 4.20% in 1997 to 4.06% in 1998. The Escalator Account, which is a savings certificate product introduced in 1995, has an 18 month term but gives the depositor an option during that term to increase the interest rate one time to match market rates. The Escalator Account has proven to be very popular, growing to $25,389,000 at December 31, 1998 from year end balances of $22,471,000 in 1997 and $15,800,000 in 1996.

     In 1998, average demand deposit balances increased 11.6% over 1997, after increasing 8.7% in 1997 above the 1996 level. The Company offers these accounts on a highly competitive basis and continues to attract a pool of low cost funds for reinvestment in the community.

Loans

In 1998, average loans increased $7,187,000 to $129,754,000 from $122,567,000 in
1997, after increasing $8,586,000 from $113,981,000 in 1996. These increases were acceptable considering the condition of the local economy during the past few years and the large volume of mortgage refinancing in 1998. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 69.6% of total loans in 1998, compared to 71.0% in 1997. Home equity loans, which were introduced in 1996, increased from $7,677,000 at year end 1997 to $9,320,000 at year end 1998, an increase of 21.4%. Additional growth is anticipated in residential and commercial real estate loans during 1999. Average commercial time and demand loans and average consumer loans showed combined net growth of 4.3% in 1998 and 9.7% in 1997. The overall loan portfolio is structured in accordance with management's belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral.

Provision for Loan Losses

The provision for loan losses was $600,000 in 1998 compared to $1,150,000 in 1997 and $290,000 in 1996. The substantial decrease in 1998 primarily reflects lower net charge-offs in each loan category and, to a lesser extent, a slower portfolio growth rate and an overall decrease in nonaccrual loans.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.

Analysis of the Changes in Allowance for Loan Losses

                                            1998           1997
Balance at beginning of year                $1,862,000     $1,711,000
Charge-offs:
  Commercial, financial and agricultural       (58,000)      (371,000)
  Real estate -- mortgage                      (57,000)      (580,000)
  Installment loans to individuals            (228,000)      (304,000)

    Total charge-offs                         (343,000)    (1,255,000)

Recoveries:
  Commercial, financial and agricultural        64,000         91,000
  Real estate -- mortgage                       42,000         84,000
  Installment loans to individuals              85,000         81,000

    Total recoveries                           191,000        256,000

Net charge-offs                               (152,000)      (999,000)

Provisions charged to operations               600,000      1,150,000

Balance at end of year                      $2,310,000     $1,862,000

Ratio of net charge-offs to
  average outstanding loans                       0.12%          0.82%

     Net charge-offs were 0.12% of average outstanding loans in 1998 compared to 0.82% in 1997 and 0.18% in 1996, reflecting a lower level of loan losses. Continuation of this favorable trend in net charge-offs will depend significantly on improvement in the local economy. On a combined basis, net charge-offs on residential and commercial mortgages decreased by $481,000 from $496,000 in 1997 to $15,000 in 1998. Management instituted new tax escrow policies on renewing mortgages and upgraded the Bank's loan collection practices in 1998, which has helped to mitigate the problem of rising delinquencies and loan losses.

     The net recovery on commercial loans was $6,000 in 1998 or 0.05% of average commercial loans outstanding, a substantial improvement compared to a 2.65% net charge-off percentage in 1997. The significantly higher commercial loan losses in 1997 were concentrated in a few large loans that defaulted during the year. Efforts continue to recover a portion of these losses. Net charge-offs on consumer loans declined to $143,000 in 1998 from $223,000 in 1997.

     The Company manages asset quality with an intensive review process that includes careful analysis of credit applications and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential non-performing loans early; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

     The allowance for loan losses was $2,310,000 at December 31, 1998 compared to $1,862,000 and $1,711,000 at December 31, 1997 and 1996, respectively. The allowance as a percentage of total loans was 1.70% at December 31, 1998, compared to 1.45% and 1.46% at December 31, 1997 and 1996, respectively. The allowance's coverage of non-performing loans was 77.3%, 50.4% and 38.2% at December 31, 1998, 1997 and 1996, respectively.

     No portion of the allowance for loan losses is restricted to any loan or group of loans, as the entire allowance is available to absorb charge-offs in any loan category. The amount and timing of future charge-offs and allowance allocations may vary from current estimates and will depend on local economic conditions. The following table shows the allocation of the allowance for loan losses to major portfolio categories, and the percentage of each loan category to total loans outstanding.

Distribution of Allowance for Loan Losses at December 31, 1998

                          Allowance     Percentage of    Loan Balance by
                          Balance       Total Allowance  Type to Total Loans1

 Loan Category
 Residential Mortgages    $  681,000     29.5%            57.3%
 Commercial Mortgages        400,000     17.3             19.1
 Commercial Loans            544,000     23.5             10.4
 Consumer Loans              508,000     22.0             12.1
 Other Loans                 177,000      7.7              1.1

                          $2,310,000    100.0%           100.0%

1 Percentage relationship between average loans outstanding by type compared to total average loans outstanding.

Distribution of Allowance for Loan Losses at December 31, 1997

                          Allowance     Percentage of    Loan Balance by
                          Balance       Total Allowance  Type to Total Loans1

Loan Category
Residential Mortgages     $  606,000     32.5%            59.7%
Commercial Mortgages         400,000     21.5             16.5
Commercial Loans             476,000     25.6             10.3
Consumer Loans               304,000     16.3             12.2
Other Loans                   76,000      4.1              1.3

                          $1,862,000    100.0%           100.0%

1 Percentage relationship between average loans outstanding by type compared to total average loans outstanding.

     The total allowance for loan losses at December 31, 1998 includes an allocation of $280,000, or 12.1% of the total allowance, to classified commercial mortgages and commercial loans. The comparable allocation at December 31, 1997 was $408,000 or 21.9% of the total allowance.

     Management believes that the allowance for loan losses is adequate; however, certain regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination which may not be currently available to management.

Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest is doubtful, or when either principal or interest is 90 days or more past due and the loan is not well secured and in the process of collection. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal. A distribution of nonaccrual loans and loans 90 days or more past due and still accruing interest is shown in the following table.

December 31, 1998

                                     90 Days
                                     or More
                        Nonaccrual   Still Accruing   Total         Percentage<F1>  Percentage<F2>

Loan Category
Residential Mortgages   $1,342,000   $  738,000       $2,080,000    2.7%             69.6%
Commercial Mortgages       500,000      383,000          883,000    3.6              29.6
Consumer Loans                  --       25,000           25,000    0.1               0.8

Total                   $1,842,000   $1,146,000       $2,988,000    2.2%            100.0%

<F1> Percentage of gross loans outstanding for each loan category.
<F2> Percentage of total nonaccrual and 90 day past due loans.

December 31, 1997

                                     90 Days
                                     or More
                        Nonaccrual   Still Accruing   Total         Percentage<F1>  Percentage<F2>

Loan Category
Residential Mortgages   $2,012,000   $  330,000       $2,342,000    3.1%             63.4%
Commercial Mortgages     1,258,000           --        1,258,000    5.4              34.1
Commercial Loans            54,000           --           54,000    0.4               1.5
Consumer Loans                  --       38,000           38,000    0.2               1.0

Total                   $3,324,000   $  368,000       $3,692,000    2.8%            100.0%

<F1> Percentage of gross loans outstanding for each loan category.
<F2> Percentage of total nonaccrual and 90 day past due loans.

     The decrease in total nonaccrual and 90 day past due loans is primarily due to decreases in nonaccrual residential mortgages and commercial mortgages, partially offset by increases in 90 day past due residential mortgages and commercial mortgages. Total nonaccrual and 90 day past due residential and commercial mortgage loans represent 2.7% and 3.6% of the respective portfolio totals, despite the borrowers doing their utmost to repay their loans to protect their homes and businesses in a difficult economic environment. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution. As of December 31, 1998, management believes all significant potential problem loans have been identified in the table above.

     From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 1998 and 1997.

Other Real Estate Owned

Other real estate owned represents properties acquired through foreclosure and is recorded on an individual-asset basis at the lower of (1) fair value less estimated costs to sell or (2) cost, which represents the fair value at initial foreclosure. When a property is acquired, the excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. Subsequent write downs to reflect further declines in fair value are included in non-interest expense.

     The following are the changes in other real estate owned during the last two years:

Years Ended December 31, 1998 and 1997

                     1998             1997

Beginning Balance    $ 301,000        $ 831,000
Additions              960,000          352,000
Sales                 (600,000)        (763,000)
Write downs           (126,000)        (119,000)

Ending Balance       $ 535,000        $ 301,000

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $22,000,000 which may be used to meet unforeseen liquidity demands. None of this available credit was being used at December 31, 1998. Four separate FHLB term advances totaling $20,000,000 at December 31, 1998 were being used to fund securities leverage transactions.

     In 1998, cash generated from operating activities amounted to $3,938,000 and cash generated from financing activities amounted to $27,697,000. These amounts were substantially offset by a use of cash in investing activities of $30,595,000, resulting in a net increase in cash and cash equivalents of $1,040,000. See the Consolidated Statements of Cash Flows for additional information.

Interest Rate Risk

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective of interest rate risk management is to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching the repricing of assets and liabilities can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap", is illustrated in the table below as of December 31, 1998. This table measures the incremental and cumulative gap, or difference between assets and liabilities subject to repricing during the periods indicated. The dollar amounts presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive liabilities are generally subject to repricing sooner than rate sensitive assets. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action. The following is one of several different analysis tools management utilizes in managing interest rate risk.

December 31, 1998 (Dollars in thousands)

                                      Period to Repricing

                           0-3        3-12       1-5        Over
                           Months     Months     Years      5 Years    Total

Loans, Net1                $ 17,147   $ 18,013   $ 85,205   $  9,666   $130,031
Taxable Securities          212,915     23,024     29,277      6,227     71,443
Non Taxable Securities2         255      1,284     12,829      6,054     20,422

Total Interest
Earning Assets             $ 30,317   $ 42,321   $127,311   $ 21,947   $221,896

NOW and Super NOW Accounts $ 12,617   $     --   $ 16,109   $     --   $ 28,726
Savings and Insured
 Money Market Deposits3      31,711         --     24,378         --     56,089
Time Deposits3               22,168     38,426     21,418         --     82,012
Long Term Debt1                  --         --     10,000         --     10,000
Short Term Debt1                334     10,000         --         --     10,334

Total Interest Bearing
Liabilities                $ 66,830   $ 48,426   $ 71,905   $     --   $187,161

Gap                        $(36,513)  $ (6,105)  $ 55,406   $ 21,947   $ 34,735
Cumulative Gap              (36,513)   (42,618)    12,788     34,735
Cumulative Gap as
  a Percentage of Total
  Interest Earning Assets    (16.46%)   (19.21%)     5.76%     15.65%

1 Based on contractual maturity or period to repricing.
2 Based on anticipated maturity. Includes Securities Available for Sale and
  Securities Held to Maturity, at their historical amortized cost.
3 Fixed rate deposits and deposits with fixed pricing intervals are included in the period of contractual maturity. Deposits withdrawable on demand or within short notice periods (such as NOW and savings accounts) are shown in repricing periods based on management's estimate of the interest rate sensitivity of these accounts, based in part on the Company's favorable historical experience of retaining a substantial portion of these balances during periods of changing interest rates.

Maturity Schedule of Time Deposits of $100,000 or More at December 31, 1998

Deposits
Due three months or less                        $ 6,570,000
Over three months through six months              3,676,000
Over six months through twelve months             2,451,000
Over twelve months                                2,223,000

                                                $14,920,000

Analysis of Securities by Type and by Period to Maturity at December 31, 1998 (Dollars in thousands)<F1>
                               Under 1 Year     1 to 5 Years      5 to10 Years      After 10 Years    Total

                               Balance  Rate    Balance  Rate     Balance   Rate    Balance   Rate    Balance

U.S. Government Agency         $33,318  6.43%   $27,072  6.29%    $ 1,021   6.08%   $ 5,006   6.16%   $66,417
Municipal Securities --
 Tax Exempt<F2>                  1,539  5.24     12,826  5.55       5,622   5.39        245   5.66     20,232
Municipal Securities --
 Taxable                            --    --        190  6.00          --     --         --     --        190
Mortgage Backed Securities
 and Collateralized Mortgage       320  6.49      2,015  6.61         698   6.19         --     --      3,033
Obligations other than U.S.
 Government Agencies
Other Securities                 1,977  7.98         --    --         199   6.63         --     --      2,176

                               $37,154  6.44%   $42,103  6.08%    $ 7,540   5.59%   $ 5,251   6.14%   $92,048

<F1> The analysis  shown above combines the Company's  Securities  Available for
     Sale  portfolio  and  the  Securities  Held  to  Maturity  portfolio.   All
     securities are included above at their historical amortized cost.
<F2> Yields on tax exempt securities have not been stated on tax equivalent basis.

The following table indicates the amount of loans in selected portfolio categories according to their period to maturity. The table also indicates the dollar amount of these loans that have predetermined or fixed rates vs.
variable or adjustable rates.

Maturities and Sensitivities of Loans to Changes in Interest Rates at December 31, 1998

                           Under 1 Year  1 to 5 Years   After 5 Years    Total
Loan Portfolio
Commercial, financial
  and agricultural         $ 7,972,000   $ 4,862,000    $   891,000      $13,725,000
Real estate construction       953,000        81,000        137,000        1,171,000

    Total                  $ 8,925,000   $ 4,943,000    $ 1,028,000      $14,896,000

Interest sensitivity
  of loans:
  Predetermined rate       $ 4,994,000   $ 4,943,000    $ 1,028,000      $10,965,000
  Variable rate              3,931,000            --             --        3,931,000

    Total                  $ 8,925,000   $ 4,943,000    $ 1,028,000      $14,896,000

 Capital Adequacy

One of management's primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and shareholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholder's equity increased $841,000 or 3.8% in 1998 following an increase of 5.7% in 1997.

     In 1996, the Company offered to repurchase and retire 50,000 common shares through open-market and privately-negotiated purchases. By December 31, 1996, 49,672 shares were acquired at $21.00 per share, reducing stockholders' equity by $1,043,000.

     In 1998, the Board of Directors authorized that $1,000,000 be made available to purchase and retire additional shares on the open market. Through December 31, 1998, a total of 14,863 common shares were purchased and retired, reducing stockholders' equity by $337,000. Management believes that the repurchase of Company stock represents a prudent use of excess capital.

     The Company retained $1,468,000 from 1998 earnings, while the after-tax adjustment for the change in the net unrealized gain on securities available for sale decreased stockholders equity by $290,000. In accordance with regulatory capital rules, the adjustment for debt securities available for sale is not considered in the computation of regulatory capital ratios.

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.3% and total risk-based capital was 18.5% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.9% is well above the 4.0% minimum regulatory requirement. The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements.

At December 31, 1998 and 1997

                                          1998              1997

Tier I capital
Stockholders' equity, excluding
  the after-tax net unrealized gain
  on securities available for sale        $ 22,754,000      $ 21,623,000

Tier II capital
Allowance for loan losses1                   1,654,000         1,528,000

Total risk-based capital                  $ 24,408,000      $ 23,151,000

Risk-weighted assets2                     $131,703,000      $121,885,000

Average assets                            $230,955,000      $211,034,000

Ratios
Tier I risk-based capital (minimum 4.0%)          17.3%             17.7%
Total risk-based capital (minimum 8.0%)           18.5%             19.0%
Leverage (minimum 4.0%)                            9.9%             10.0%

1 The allowance for loan losses is limited to 1.25% of risk-weighted  assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for the portion of the allowance for loan losses excluded from total risk-based capital.

Results of Operations

Net Income

Net income for 1998 of $2,318,000 was up 31.5% from the 1997 net income of $1,763,000, following a 17.8% decrease in 1997 compared to 1996 net income of $2,145,000. The higher level of earnings in 1998 reflects the interaction of a number of factors including increases in net interest income and non-interest income and a decrease in the loan loss provision, partially offset by higher non-interest expenses including costs associated with problem loans and other real estate owned. The most significant factor which increased 1998 net income was the increase in net interest income to $9,610,000 from $8,904,000 in 1997, an increase of $706,000 or 7.9%. The provision for loan losses was $600,000 in 1998, compared to $1,150,000 in 1997, a decrease of $550,000 or 47.8%. Salary expense increased $233,000 or 8.4% in 1998, primarily due to the addition of new employees and normal

salary increases. Other real estate owned expenses increased by $154,000 or 86.5% due to an increase in the number of properties foreclosed upon by the Company. Other non-interest expense increased by $174,000 or 10.2% in 1998, primarily due to increases in postage, telephone and stationery costs.

Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

     The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Net interest income of $10,208,000 for 1998 represented an increase of 5.7% compared to $9,653,000 for 1997. Net interest income in 1997 represented a $148,000, or 1.6%, increase over 1996.

     Total interest income for 1998 was $17,700,000 compared to $16,596,000 in 1997 and $15,783,000 in 1996. The increase in 1998 is the result of an increase in the average balance of interest earning assets from $199,829,000 in 1997 to $215,382,000 in 1998, an increase of 7.8%. The increase in earning assets was partially offset by an overall decrease in average yield on earning assets of nine basis points in 1998. In the current declining rate environment, average yields will decline as loans are made and securities are acquired at yields below existing portfolio rates. Securities increased more than loans in 1998, due to a general decline in loan demand. In 1999, increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

     Total interest expense in 1998 increased $549,000 or 7.9% over 1997, contrasted to a 10.6% increase in 1997 compared to 1996. The average balance of interest bearing liabilities increased from $162,414,000 in 1997 to $163,335,000 in 1998, an increase of 0.6%. Like rates on earning assets, the cost of funding is also closely tied to market rates. During 1998, the average deposit rate and the average cost of total interest bearing liabilities decreased by fourteen basis points and five basis points, respectively, reflecting the lower market interest rates during the year. Net interest margin declined to 4.74% in 1998 compared to 4.83% in 1997 and 5.07% in 1996. Although the effect of a low interest rate environment will continue to be a real challenge in maintaining the net interest margin, the Company intends to continue efforts to stabilize the margin in 1999.

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income in 1998 increased 27.0% or $337,000 over 1997. The increase is attributable to income earned on a new cashier's check program, income from ATM fees charged to nonbank customers, increases in fees for NSF checks, higher monthly service charges for commercial checking accounts, and income recorded for the increase in cash surrender value of bank-owned life insurance. Non-interest income in 1997 increased $191,000 over the prior year, primarily from increased fee income.

     Non-interest expense increased by $653,000 or 9.5% in 1998, compared to increases of 2.0% in 1997 and 9.9% in 1996. Salary and wage expense combined with employee benefit expense increased 7.7% to $4,015,000 in 1998 compared to $3,728,000 in 1997, which represented an increase of 2.8% over $3,628,000 in 1996. Occupancy and equipment expense increased 3.1% to reach $1,276,000 in 1998, up from $1,238,000 in 1997 and $1,049,000 in 1996. This increase reflects the Company's commitment to upgrade and expand computer network technology. Net other real estate owned expense increased 86.5% to $332,000 in 1998 from $178,000 in 1997, after decreasing from $283,000 in 1996. Only an upturn in the local economy will decrease foreclosure activity and the associated costs. In the interim, however, the Company will continue to follow its loan underwriting and appraisal standards to minimize future losses, and will continue to make every effort to liquidate foreclosed property in a fashion that will minimize loss. Other non-interest expense increased by $174,000 or 10.2% in 1998 to $1,888,000 from $1,714,000 in 1997, which represented a 2.7% decrease from $1,761,000 in 1996.

Year 2000 Planning and Implementation

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

     The Company has met its Y2K goals to date and believes it will continue to meet the goals of the Plan. By December 31, 1998, the Company had performed risk assessments, assessed the Y2K preparedness of major vendors and suppliers as well as large customers, started its customer awareness program and begun development of the Y2K Contingency Plan. Testing of mission critical applications is substantially complete with completion of final testing scheduled for June 30, 1999.

     The Y2K Contingency Plan calls for the Company to manually process banking transactions and to use other data processing methods in the event that Y2K efforts of the Company or its service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready to avoid these disruptions.

     Management believes that the cost of resolving Y2K issues related to the Company's hardware and software will not be material to the Company's business, operations, liquidity, capital resources or financial condition based on information developed to date. At this time, the Company estimates that its total cash outlays in connection with Y2K compliance will not exceed $50,000, excluding costs of Company employees involved in Y2K compliance activities. Approximately $28,000 has been expended as of December 31, 1998.

     Although the Company has completed an assessment of the Y2K effects on its current commercial lending and other customers, the actual effect on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiary, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary vendors, will achieve Y2K compliance is based on a number of assumptions and on statements made by third parties which are subject to uncertainty. The Company is not able to predict the effects, if any, on the Company, financial markets or society in general of the public reaction to Y2K. Because of this uncertainty and reliance on assumptions and statements of third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management presently believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services for its customers into the 21st century.

Recent Accounting Standards

See note 18 to the consolidated financial statements for a discussion of recently issued accounting standards concerning derivative instruments and hedging activities, and certain loan securitization transactions. These standards are not expected to have a material impact on the Company's consolidated financial statements.

Inflation

The Company's operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses. The most significant item not reflecting the effects of inflation is depreciation expense, as it is determined based on the historical cost of the assets.

Management's Statement of Responsibility

The consolidated financial statements and related information in the 1998 Annual Report were prepared by management in conformity with generally accepted accounting principles. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains internal controls and accounting policies and procedures designed to provide reasonable assurance of the accountability and safeguarding of the Company's assets and of the accuracy of reported financial information. These controls and procedures include management evaluations of asset quality and the impact of economic events; organizational arrangements that provide an appropriate division of responsibility; and a program of internal audits to evaluate independently the effectiveness of internal controls and the extent of ongoing compliance with the Company's adopted policies and procedures.

     The responsibility of the Company's independent auditors, KPMG LLP, is limited to the expression of an opinion as to the fair presentation of the consolidated financial statements based on their audit conducted in accordance with generally accepted auditing standards.

     The Board of Directors, through its Examining Committee, is responsible for insuring that both management and the independent auditors fulfill their respective responsibilities with regard to the consolidated financial statements. The Examining Committee, which is comprised entirely of directors who are not officers or employees of the Company, meets periodically with management, the internal auditor and the independent auditors. The internal auditor and independent auditors have full and free access to and meet with the Examining Committee, without management being present, to discuss financial reporting and other relevant matters.

     The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Office of the Comptroller of the Currency.

                 /s/ Arthur E. Keesler
                 Arthur E. Keesler
                 President-Jeffersonville Bancorp

                 /s/ Raymond Walter
                 Raymond Walter
                 President-First National Bank of Jeffersonville

                 /s/ K. Dwayne Rhodes
                 K. Dwayne Rhodes
                 Treasurer-Jeffersonville Bancorp

Distribution of Assets, Liabilities & Stockholders' Equity: Interest Rates & Interest Differential

The following schedules present the consolidated average balance sheets for 1998, 1997 and 1996. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, is also presented.

Consolidated Average Balance Sheet 1998

                                   Average        Percentage of   Interest       Average
                                   Balance        Total Assets    Earned/Paid    Yield/Rate
Assets
Securities available for sale
  and held to maturity:<F1>
   Taxable securities              $ 61,290,000    26.54%         $  3,904,000    6.37%
   Tax-exempt securities             21,046,000     9.11             1,758,000    8.35

TOTAL SECURITIES                     82,336,000    35.65             5,662,000    6.88

Short-term investments                3,292,000     1.43               177,000    5.38
Loans, net of unearned discount:
  Real estate mortgages              90,308,000    39.10             7,859,000    8.70
  Home equity loans                   8,627,000     3.74               757,000    8.77
  Time and demand loans              11,217,000     4.86             1,080,000    9.63
  Installment loans                  17,551,000     7.60             1,907,000   10.87
  Other loans                         2,051,000     0.89               258,000   12.58

TOTAL LOANS<F2>                     129,754,000    56.18            11,861,000    9.14

TOTAL INTEREST-EARNING ASSETS       215,382,000    93.26            17,700,000    8.22

Allowance for loan losses            (2,095,000)   (0.91)
Cash and due from banks               6,973,000     3.02
Premises and equipment, net           2,624,000     1.14
Other assets                          7,166,000     3.10
Net unrealized gain on
 securities available for sale          905,000     0.39

TOTAL ASSETS                       $230,955,000   100.00%

Liabilities and Stockholders'
  Equity
NOW and Super NOW deposits         $ 28,591,000    12.38%         $    766,000    2.68%
Savings and insured money
  market deposits                    55,222,000    23.91             1,688,000    3.06
Time deposits                        79,522,000    34.43             4,182,000    5.26

TOTAL INTEREST-BEARING DEPOSITS     163,335,000    70.72             6,636,000    4.06

Federal funds purchased
  and other short-term debt             478,000     0.21                24,000    5.02
  Federal Home Loan Bank advances    13,837,000     5.99               832,000    6.01

TOTAL INTEREST-BEARING LIABILITIES  177,650,000    76.92             7,492,000    4.22

Demand deposits                      27,987,000    12.12
Other liabilities                     2,566,000     1.11

TOTAL LIABILITIES                   208,203,000    90.15
Stockholders' equity                 22,752,000     9.85

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $230,955,000   100.00%

Net interest income                                               $ 10,208,000

Net interest spread                                                               4.00%

Net interest margin<F3>                                                           4.74%

<F1> Yields on securities available for sale are based on amortized cost.
<F2> For the purpose of this schedule,  interest on  nonaccruing  loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
<F3> Computed by dividing net interest income by total interest earning assets.

Consolidated Average Balance Sheet 1997
                                       Average        Percentage of   Interest           Average
                                       Balance        Total Assets    Earned/Paid        Yield/Rate

Assets
Securities available for sale
  and held to maturity:<F1>
    Taxable securities                 $ 47,726,000    22.62%         $  3,153,000        6.61%
    Tax-exempt securities                27,174,000    12.88             2,202,000        8.10

TOTAL SECURITIES                         74,900,000    35.49             5,355,000        7.15

Short-term investments                    2,362,000     1.12               129,000        5.46
Loans, net of unearned discount:
  Real estate mortgages                  86,979,000    41.22             7,461,000        8.58
  Home equity loans                       6,000,000     2.84               518,000        8.63
  Time and demand loans                  10,582,000     5.01               997,000        9.42
  Installment loans                      16,988,000     8.05             1,871,000       11.01
  Other loans                             2,018,000     0.96               265,000       13.13

TOTAL LOANS<F2>                         122,567,000    58.08            11,112,000        9.07

TOTAL INTEREST-EARNING ASSETS           199,829,000    94.69            16,596,000        8.31

Allowance for loan losses                (1,674,000)   (0.79)
Cash and due from banks                   6,709,000     3.18
Premises and equipment, net               2,668,000     1.26
Other assets                              3,120,000     1.48
Net unrealized gain on
  securities available for sale             382,000     0.18

TOTAL ASSETS                           $211,034,000   100.00%

Liabilities and Stockholders' Equity
NOW and Super NOW deposits             $ 27,756,000    13.15%         $    843,000        3.04%
Savings and insured money
  market deposits                        52,949,000    25.09             1,726,000        3.26
Time deposits                            74,863,000    35.48             3,971,000        5.30

TOTAL INTEREST-BEARING DEPOSITS         155,568,000    73.72             6,540,000        4.20

Federal funds purchased
  and other short-term debt                 747,000     0.35                36,000        4.82
Federal Home Loan Bank advances           6,099,000     2.89               367,000        6.02

TOTAL INTEREST-BEARING LIABILITIES      162,414,000    76.96             6,943,000        4.27

Demand deposits                          25,067,000    11.88
Other liabilities                         2,014,000     0.95

TOTAL LIABILITIES                       189,495,000    89.79
Stockholders' equity                     21,539,000    10.21

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $211,034,000   100.00%

Net interest income                                                   $  9,653,000

Net interest spread                                                                       4.04%

Net interest margin<F3>                                                                   4.83%

<F1> Yields on securities available for sale are based on amortized cost.
<F2> For the purpose of this schedule,  interest on  nonaccruing  loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
<F3> Computed by dividing net interest income by total interest earning assets.

Consolidated Average Balance Sheet 1996

                                       Average        Percentage of   Interest           Average
                                       Balance        Total Assets    Earned/Paid        Yield/Rate

Assets
Securities available for sale
  and held to maturity:<F1>
    Taxable securities                 $ 41,732,000    21.06%         $  2,699,000        6.47%
    Tax-exempt securities                29,872,000    15.08             2,468,000        8.26

TOTAL SECURITIES                         71,604,000    36.14             5,167,000        7.22

Short-term investments                    1,838,000     0.92               104,000        5.66
Loans, net of unearned discount:
  Real estate mortgages                  85,010,000    42.91             7,431,000        8.74
  Home equity loans                       1,973,000     1.00               148,000        7.50
  Time and demand loans                   9,108,000     4.60               900,000        9.88
  Installment loans                      16,024,000     8.09             1,798,000       11.22
  Other loans                             1,866,000     0.94               235,000       12.59

TOTAL LOANS<F2>                         113,981,000    57.53            10,512,000        9.22

TOTAL INTEREST-EARNING ASSETS           187,423,000    94.59            15,783,000        8.42

Allowance for loan losses                (1,619,000)   (0.82)
Cash and due from banks                   6,017,000     3.04
Premises and equipment, net               2,395,000     1.21
Other assets                              3,637,000     1.84
Net unrealized gain on
  securities available for sale             281,000     0.14

TOTAL ASSETS                           $198,134,000   100.00%

Liabilities and Stockholders' Equity
NOW and Super NOW deposits             $ 28,395,000    14.33%         $    862,000        3.04%
Savings and insured money
  market deposits                        55,670,000    28.10             1,810,000        3.25
Time deposits                            66,006,000    33.31             3,485,000        5.28

TOTAL INTEREST-BEARING DEPOSITS         150,071,000    75.74             6,157,000        4.10

Federal funds purchased
  and other short-term debt               1,096,000     0.55                63,000        5.75
Federal Home Loan Bank advances           1,133,000     0.57                58,000        5.12

TOTAL INTEREST-BEARING LIABILITIES      152,300,000    76.87             6,278,000        4.12

Demand deposits                          23,068,000    11.64
Other liabilities                         2,015,000     1.02

TOTAL LIABILITIES                       177,383,000    89.53
Stockholders' equity                     20,751,000    10.47

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $198,134,000   100.00%

Net interest income                                                   $  9,505,000

Net interest spread                                                                       4.30%

Net interest margin<F3>                                                                   5.07%

<F1> Yields on securities available for sale are based on amortized cost.
<F2> For the purpose of this schedule,  interest on  nonaccruing  loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
<F3> Computed by dividing net interest income by total interest earning assets.

Volume and Rate Analysis

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 1998 as compared to 1997, and 1997 as compared to 1996.

     The changes in interest income and expense attributable to both rate and volume have been allocated to rate on a consistent basis.

Volume and Rate Analysis

                          1998 Compared to 1997                   1997 Compared to 1996
                          Increase (Decrease) Due to Change In    Increase (Decrease) Due to Change In

                          Volume       Rate         Total         Volume        Rate         Total

Interest Income
Securities available
  for sale and held
  to maturity             $  532,000   $ (225,000)  $  307,000    $  238,000    $  (50,000)  $  188,000
Federal Funds Sold            51,000       (3,000)      48,000        30,000        (5,000)      25,000
Loans                        652,000       97,000      749,000       792,000      (192,000)     600,000

TOTAL INTEREST
  INCOME                   1,235,000     (131,000)   1,104,000     1,060,000      (247,000)     813,000

Interest Expense
NOW and Super
  NOW deposits                25,000     (102,000)     (77,000)      (19,000)           --      (19,000)
Savings and insured
  money market deposits       74,000     (112,000)     (38,000)      (88,000)        4,000      (84,000)
Time deposits                247,000      (36,000)     211,000       468,000        18,000      486,000
Federal funds sold and
  other short-term debt      (13,000)       1,000      (12,000)      (20,000)       (7,000)     (27,000)
Long-term debt               466,000       (1,000)     465,000       254,000        55,000      309,000

TOTAL INTEREST
  EXPENSE                    799,000     (250,000)     549,000       595,000        70,000      665,000

NET INTEREST INCOME       $  436,000   $  119,000   $  555,000    $  465,000    $ (317,000)  $  148,000


Independent Auditors' Report

(LOGO)

KPMG

The Board of Directors and Stockholders Jeffersonville Bancorp:

     We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York
February 12, 1999

Consolidated Balance Sheets

December 31, 1998 and 1997
                                                                 1998           1997
Assets
Cash and due from banks (note 2)                                 $  8,203,000   $  5,563,000
Federal funds sold                                                         --      1,600,000

  Cash and cash equivalents                                         8,203,000      7,163,000
Securities available for sale, at fair value (note 3)              88,891,000     70,793,000
Securities held to maturity (estimated fair value of
  $3,755,000 in 1998 and $3,821,000 in 1997) (note 4)               3,602,000      3,738,000
Loans, net of allowance for loan losses of $2,310,000
  in 1998 and $1,862,000 in 1997 (note 5)                         130,031,000    125,793,000
Accrued interest receivable                                         1,392,000      1,291,000
Premises and equipment, net (note 6)                                2,681,000      2,609,000
Federal Home Loan Bank stock                                        1,160,000        753,000
Other real estate owned                                               535,000        301,000
Cash surrender value of bank-owned life insurance                   6,183,000             --
Other assets                                                        1,175,000      1,218,000

TOTAL ASSETS                                                     $243,853,000   $213,659,000

Liabilities and Stockholders' Equity
Liabilities:
Deposits:
  Demand deposits (non-interest bearing)                         $ 31,287,000   $ 23,545,000
  Now and Super NOW accounts                                       28,726,000     27,973,000
  Savings and insured money market deposits                        56,089,000     54,513,000
  Time deposits (note 7)                                           82,012,000     73,129,000

TOTAL DEPOSITS                                                    198,114,000    179,160,000
Federal Home Loan Bank borrowings (note 8)                         20,000,000     10,000,000
Short-term debt                                                       334,000        404,000
Accrued expenses and other liabilities                              2,388,000      1,919,000

TOTAL LIABILITIES                                                 220,836,000    191,483,000

Commitments and contingent liabilities (note 14) Stockholders' equity (notes 11,
12 and 13):
  Series A preferred stock, no par value;
    2,000,000 shares authorized; none issued                               --             --
  Common stock, $0.50 par value; 2,250,000
    shares authorized; 1,468,276 shares and 1,234,711
    shares issued in 1998 and 1997, respectively                      734,000        617,000
  Paid-in capital                                                   5,431,000        446,000
  Treasury stock, at cost; 62,381 shares and
    51,965 shares held in 1998 and 1997, respectively                (206,000)      (206,000)
  Retained earnings                                                16,795,000     20,766,000
  Accumulated other comprehensive income, net of
    taxes of $183,000 in 1998 and $382,000 in 1997                    263,000        553,000

TOTAL STOCKHOLDERS' EQUITY                                         23,017,000     22,176,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $243,853,000   $213,659,000

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31, 1998, 1997 and 1996

                                        1998           1997          1996
Interest Income
Loan interest and fees                  $11,861,000    $11,112,000   $10,512,000
Securities:
  Taxable                                 3,904,000      3,153,000     2,699,000
  Non-taxable                             1,160,000      1,453,000     1,629,000
Federal funds sold                          177,000        129,000       104,000

TOTAL INTEREST INCOME                    17,102,000     15,847,000    14,944,000

Interest Expense
Deposits                                  6,636,000      6,540,000     6,157,000
Federal Home Loan Bank borrowings           817,000        367,000        58,000
Other                                        39,000         36,000        63,000

TOTAL INTEREST EXPENSE                    7,492,000      6,943,000     6,278,000

NET INTEREST INCOME                       9,610,000      8,904,000     8,666,000
Provision for loan losses (note 5)          600,000      1,150,000       290,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES               9,010,000      7,754,000     8,376,000

Non-interest Income
Service charges                             839,000        728,000       651,000
Increase in cash surrender value
  of bank-owned life insurance              202,000             --            --
Net security gains (note 3)                  17,000         91,000        95,000
Other non-interest income                   529,000        431,000       313,000

TOTAL NON-INTEREST INCOME                 1,587,000      1,250,000     1,059,000

Non-interest Expenses
Salaries and wages                        3,019,000      2,786,000     2,794,000
Employee benefits (note 15)                 996,000        942,000       834,000
Occupancy and equipment expenses          1,276,000      1,238,000     1,049,000
Other real estate owned expenses, net       332,000        178,000       283,000
Other non-interest expenses (note 10)     1,888,000      1,714,000     1,761,000

TOTAL NON-INTEREST EXPENSES               7,511,000      6,858,000     6,721,000

Income before income taxes expense        3,086,000      2,146,000     2,714,000
Income tax expense (note 9)                 768,000        383,000       569,000

NET INCOME                              $ 2,318,000    $ 1,763,000   $ 2,145,000

Basic earnings per common share         $      1.64    $      1.24   $      1.49

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 1998, 1997 and 1996
                                                                                               Accumulated
                                                                                               Other           Total
                                      Common        Paid-in       Treasury      Retained       Comprehensive   Stockholders'
                                      Stock         Capital       Stock         Earnings       Income          Equity

Balance at December 31, 1995          $  642,000    $ 1,450,000   $  (210,000)  $18,425,000    $ 621,000       $20,928,000
Net income                                    --             --            --     2,145,000           --        2,145,000
Change in unrealized gain on
  securities available for sale,
  net of tax (note 13)                        --             --            --            --     (299,000)         (299,000)

Comprehensive income                                                1,846,000
Cash dividends ($0.54 per share)              --             --            --      (775,000)          --          (775,000)
Purchases and retirements
  of common stock                        (25,000)    (1,018,000)           --            --           --        (1,043,000)
Treasury stock sold                           --         15,000         4,000            --           --            19,000

Balance at December 31, 1996             617,000        447,000      (206,000)   19,795,000      322,000        20,975,000
Net income                                    --             --            --     1,763,000           --         1,763,000
Change in unrealized gain on
  securities available for sale,
  net of tax (note 13)                        --             --            --            --      231,000           231,000

Comprehensive income                                                                                             1,994,000
Cash dividends ($0.56 per share)              --             --            --      (792,000)          --          (792,000)
Purchases and retirements
  of common stock                             --         (1,000)           --            --           --            (1,000)

Balance at December 31, 1997             617,000        446,000      (206,000)   20,766,000      553,000        22,176,000
Net income                                    --             --            --     2,318,000           --         2,318,000
Change in net unrealized gain
  on securities available for sale,
  net of tax (note 13                         --             --            --            --     (290,000)         (290,000)

Comprehensive income                                                2,028,000
Cash dividends ($0.60 per share)              --             --            --      (850,000)          --          (850,000)
Purchases and retirements
  of common stock                         (7,000)      (330,000)           --            --           --          (337,000)
Stock dividend (note 12)                 124,000      5,315,000            --    (5,439,000)          --                --

Balance at December 31, 1998          $  734,000    $ 5,431,000   $  (206,000)  $16,795,000    $ 263,000       $25,045,000

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 1998, 1997 and 1996
                                                          1998           1997             1996
Operating Activities
Net income                                                $  2,318,000   $  1,763,000     $  2,145,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                                  600,000      1,150,000          290,000
    Write down of other real estate owned                      126,000        119,000           31,000
    Gain on sales of other real estate owned                   (83,000)      (137,000)         (52,000)
    Depreciation and amortization                              559,000        516,000          423,000
    Net increase in cash surrender value of bank-owned
      life insurance                                          (175,000)            --               --
    Deferred income tax benefit                               (192,000)      (199,000)        (102,000)
    Net security gains                                         (17,000)       (91,000)         (95,000)
    (Increase) decrease in accrued interest receivable        (101,000)      (123,000)          12,000
    Decrease (increase) in other assets                        434,000       (251,000)         461,000
    Increase in accrued expenses and other liabilities         469,000        240,000          219,000

NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,938,000      2,987,000        3,332,000

Investing Activities Proceeds from maturities and calls:
  Securities available for sale                             42,978,000     10,443,000       10,873,000
  Securities held to maturity                                  858,000        770,000          983,000
Proceeds from sales of securities available for sale        11,586,000     17,345,000        3,812,000
Purchases:
  Securities available for sale                            (73,136,000)   (33,261,000)     (18,323,000)
  Securities held to maturity                                 (720,000)    (1,107,000)      (2,602,000)
Disbursements for loan originations, net
  of principal collections                                  (5,798,000)   (11,690,000)      (7,421,000)
(Purchase) redemption of Federal Home Loan Bank stock         (407,000)       (36,000)          19,000
Purchase of bank-owned life insurance                       (6,008,000)            --               --
Net purchases of premises and equipment                       (631,000)      (523,000)        (820,000)
Proceeds from sales of other real estate owned                 683,000        900,000          553,000

NET CASH USED IN INVESTING ACTIVITIES                      (30,595,000)   (17,159,000)     (12,926,000)

Financing Activities
Net increase in deposits                                    18,954,000      6,230,000        8,746,000
Proceeds from Federal Home Loan Bank borrowings             20,000,000     10,000,000               --
Repayments of Federal Home Loan Bank borrowings            (10,000,000)            --       (1,700,000)
Net (decrease) increase in short-term debt                     (70,000)       125,000)         332,000
Cash dividends paid                                           (850,000)      (792,000)        (775,000)
Purchases and retirements of common stock                     (337,000)        (1,000)      (1,043,000)
Proceeds from sales of treasury stock                               --             --           19,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                   27,697,000     15,312,000        5,579,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,040,000      1,140,000       (4,015,000)
Cash and cash equivalents at beginning of year               7,163,000      6,023,000       10,038,000

Cash and cash equivalents at end of year                  $  8,203,000   $  7,163,000     $  6,023,000

Supplemental Information
Cash paid for:
  Interest                                                $  7,508,000   $  6,934,000     $  6,153,000
  Income taxes                                                 903,000        700,000          728,000
Transfer of loans to other real estate owned                   960,000        352,000          814,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Jeffersonville Bancorp (the "Parent Company") include its wholly-owned subsidiary, The First National Bank of Jeffersonville (the "Bank"). Collectively, these entities are referred to herein as the "Company". All significant intercompany transactions have been eliminated in consolidation.

     The Parent Company is a bank holding company whose principal activity is the ownership of all outstanding shares of the Bank's stock. The Bank is a commercial bank providing community banking services to individuals, small businesses and local municipal governments in Sullivan County, New York. Management makes operating decisions and assesses performance based on an ongoing review of the Bank's community banking operations, which constitute the Company's only operating segment for financial reporting purposes.

     The consolidated financial statements have been prepared, in all material respects, in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses and the valuation of other real estate owned, which are described below. Actual results could differ from these estimates.

     For purposes of the consolidated statements of cash flows, the Company considers Federal funds sold, if any, to be cash equivalents.

     Reclassifications   are  made  to  prior  years'   consolidated   financial
statements whenever necessary to conform to the current year's presentation.

Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders' equity as accumulated other comprehensive income. Non-marketable equity securities are carried at cost. At December 31, 1998 and 1997, the Company had no trading securities.

     Gains and losses on sales of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortization of premium and accretion of discount on debt securities is calculated using the level-yield interest method over the period to the earlier of the call date or maturity date. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to income.

Loans

Loans are stated at unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on installment loans are accreted into income using a method which approximates the level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest is in doubt, the loan is classified as non-accrual. Generally, loans past due more than 90 days are classified as non-accrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

     The Company identifies impaired loans and measures loan impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. Creditors are permitted to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

     The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using straight-line or accelerated methods.

Federal Home Loan Bank Stock

As a member institution of the Federal Home Loan Bank ("FHLB"), the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a non-marketable equity security and, accordingly, is carried at cost.

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure and is stated on an individual-asset basis at the lower of (i) fair value less estimated costs to sell or (ii) cost which represents the fair value at initial foreclosure. When a property is acquired, the excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. If necessary, subsequent write downs to reflect further declines in fair value are included in non-interest expenses. Fair value estimates are based on independent appraisals and other available information. While management estimates losses on other real estate owned using the best available information, such as independent appraisals, future write downs may be necessary based on changes in real estate market conditions, particularly in Sullivan County, and the results of regulatory examinations.

Bank-Owned Life Insurance

The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies' cash surrender value. Increases in the cash surrender value are recognized in non-interest income.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding for the period. Entities with complex capital structures must also present diluted EPS which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

     Basic earnings per common share was computed based on average outstanding common shares of 1,415,000 in 1998, 1,419,000 in 1997 and 1,441,000 in 1996, all
of which have been adjusted for the effect of the 20% stock dividend distributed in February 1998 (see note 12). Income available to common stockholders equaled net income for each of these years.

2. Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was approximately $1,000,000 at both December 31, 1998 and 1997.

3. Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale are as follows:

December 31, 1998
                                                                   Gross            Gross           Estimated
                                                  Amortized        Unrealized       Unrealized      Fair
                                                  Cost             Gains            Losses          Value
U.S. Government agency securities                 $31,451,000      $   107,000      $  (272,000)    $31,286,000
Obligations of states and
  political subdivisions                           16,820,000          978,000           (2,000)     17,796,000
Mortgage-backed securities
  and collateralized
  mortgage obligations                             37,999,000           58,000         (442,000)     37,635,000
Corporate debt securities                             603,000            2,000           (3,000)        602,000

Total debt securities                              86,873,000        1,145,000         (699,000)     87,319,000
Equity securities                                   1,573,000           15,000          (16,000)      1,572,000

TOTAL SECURITIES
  AVAILABLE FOR SALE                              $88,446,000      $ 1,160,000      $  (715,000)    $88,891,000

December 31, 1997
                                                  Gross            Gross            Estimated
                                                  Amortized        Unrealized       Unrealized      Fair
                                                  Cost             Gains            Losses          Value
U.S. Government agency securities                 $23,036,000      $    53,000      $   (58,000)    $23,031,000
Obligations of states and
  political subdivisions                           18,394,000          937,000           (2,000)     19,329,000
Mortgage-backed securities
  and collateralized
  mortgage obligations                             26,495,000           70,000          (83,000)     26,482,000
Corporate debt securities                             610,000            3,000               --         613,000

Total debt securities                              68,535,000        1,063,000         (143,000)     69,455,000
Equity securities                                   1,323,000           16,000           (1,000)      1,338,000

TOTAL SECURITIES
  AVAILABLE FOR SALE                              $69,858,000      $ 1,079,000      $  (144,000)    $70,793,000

Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $11,586,000, $17,345,000 and $3,812,000, respectively. Gross gains and gross losses realized on these transactions were as follows:

Years ended December 31,    1998               1997               1996

Gross realized gains        $ 18,000           $155,000           $ 96,000
Gross realized losses         (1,000)           (64,000)            (1,000)

  Net security gains        $ 17,000           $ 91,000           $ 95,000

The amortized cost and estimated fair value of debt securities available for sale at December 31, 1998, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

December 31, 1998    Amortized            Estimated
                     Cost                 Fair Value

Within one year      $35,451,000          $35,238,000
One to five years     40,707,000           41,240,000
Five to ten years      5,481,000            5,775,000
Over ten years         5,234,000            5,066,000

TOTAL                $86,873,000          $87,319,000

Substantially  all  mortgage-backed   securities  and  collateralized   mortgage
obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities.

     Securities available for sale with an estimated fair value of $32,302,000 at December 31, 1998 were pledged to secure public funds on deposit and for other purposes.

4. Securities Held to Maturity

The amortized cost and estimated fair value of securities held to maturity are as follows:

December 31, 1998
                                          Gross        Gross        Estimated
                             Amortized    Unrealized   Unrealized   Fair
                             Cost         Gains        Losses       Value

Obligations of states and
  political subdivisions     $3,602,000   $  153,000   $       --   $3,755,000

December 31, 1997
                                          Gross        Gross        Estimated
                             Amortized    Unrealized   Unrealized   Fair
                             Cost         Gains        Losses       Value

Obligations of states and
  political subdivisions     $3,738,000   $   86,000   $   (3,000)  $3,821,000

The amortized cost and estimated fair value of these securities at December 31, 1998, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

December 31, 1998       Amortized            Estimated
                        Cost                 Fair Value
Within one year         $  130,000           $  130,000
One to five years        1,396,000            1,436,000
Five to ten years        2,059,000            2,169,000
Over ten years              17,000               20,000

TOTAL                   $3,602,000           $3,755,000

There were no sales of securities held to maturity in 1998, 1997 or 1996.

5. Loans

The major classifications of loans are as follows:

At December 31,                 1998                  1997

Real estate loans:
  Residential                   $ 66,029,000          $ 65,599,000
  Commercial                      22,961,000            21,921,000
  Home equity                      9,320,000             7,677,000
  Farm land                        1,488,000             1,550,000
  Construction                     1,171,000             1,348,000

                                 100,969,000            98,095,000
Other loans:
  Commercial loans                14,391,000            12,314,000
  Consumer installment loans      18,394,000            18,907,000
  Other consumer loans             1,795,000             1,437,000
  Agricultural loans                 412,000               446,000

                                  34,992,000            33,104,000

Total loans                      135,961,000           131,199,000
Unearned discounts                (3,620,000)           (3,544,000)
Allowance for loan losses         (2,310,000)           (1,862,000)

TOTAL LOANS, NET                $130,031,000          $125,793,000

The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area.

     Non-performing loans are summarized as follows:

At December 31,                   1998        1997         1996
Non-accrual loans                 $1,842,000  $3,324,000   $2,572,000
Loans past due 90 days or more
  and still accruing interest      1,146,000     368,000    1,423,000
Restructured loans                        --          --      481,000

Total non-performing loans        $2,988,000  $3,692,000   $4,476,000

Non-performing loans
  as a percentage of total loans         2.2%        2.8%         3.7%

Non-accrual and restructured loans had the following effect on interest income:

Years ended December 31,           1998        1997          1996

Interest contractually due at
  original rates                   $ 199,000   $ 285,000     $ 280,000
Interest income recognized          (118,000)   (124,000)     (200,000)

Interest income not recognized     $  81,000   $ 161,000     $  80,000

Changes in the allowance for loan losses are summarized as follows:

Years ended December 31,           1998         1997          1996

Balance at beginning of the year   $1,862,000  $ 1,711,000   $ 1,629,000
Provision for loan losses             600,000    1,150,000       290,000
Loans charged-off                    (343,000)  (1,255,000)     (346,000)
Recoveries                            191,000      256,000       138,000

Balance at end of the year         $2,310,000  $ 1,862,000   $ 1,711,000

SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company's ongoing loan review procedures (principally commercial mortgage loans and commercial loans). As of December 31, 1998 and 1997, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $965,000 and $1,550,000, respectively. There was no allowance for loan impairment under SFAS No. 114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans. During 1998, 1997 and 1996, the average recorded investment in impaired loans was $978,000, $1,564,000 and $1,668,000, respectively. Interest income of $87,000, $124,000 and $146,000 was recognized on impaired loans during 1998, 1997 and 1996, respectively, using a cash-basis method of accounting.

6. Premises and Equipment

The major classifications of premises and equipment were as follows:

At December 31,                       1998               1997

Land                                  $  392,000         $  392,000
Buildings                              2,203,000          2,122,000
Furniture and fixtures                   421,000            414,000
Equipment                              4,050,000          3,588,000
Building and leasehold improvements      568,000            500,000

                                       7,634,000          7,016,000
Less accumulated depreciation and
  amortization                         4,953,000          4,407,000

TOTAL PREMISES AND EQUIPMENT, NET     $2,681,000         $2,609,000

Depreciation and amortization expense was $559,000, $516,000 and $423,000 in 1998, 1997 and 1996, respectively.

7. Time Deposits

The following is a summary of time deposits by remaining period to contractual maturity:

At December 31, 1998

Within one year                                       $60,594,000
One to two years                                       15,218,000
Two to three years                                      3,357,000
Three to four years                                     2,843,000

TOTAL TIME DEPOSITS                                   $82,012,000

Time deposits of $100,000 or more totaled $14,920,000 at December 31, 1998 and $9,109,000 at December 31, 1997. Interest expense related to time deposits over $100,000 was $761,000, $659,000 and $422,000 for 1998, 1997 and 1996,
respectively.

 8. Federal Home Loan Bank Borrowings

The following is a summary of FHLB advances outstanding:

At December 31,                           1998                  1997

                                   Amount        Rate    Amount          Rate
Variable rate advances maturing
  within one year                  $10,000,000   5.61%   $10,000,000     5.70%
Fixed rate advances maturing
  in 2008                           10,000,000   5.02%            --       --

TOTAL FHLB ADVANCES                $20,000,000   5.31%   $10,000,000     5.70%

Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at December 31, 1998 and 1997. In addition to advances, the Bank may have outstanding FHLB overnight and 30 day borrowings of up to approximately $22,000,000. The Bank had no borrowings under these lines of credit at December 31, 1998.

9. Income Taxes

The components of income tax expense are as follows:

Years ended December 31,   1998               1997               1996

Current tax expense:
  Federal                  $ 690,000          $ 439,000          $ 470,000
  State                      270,000            143,000            201,000
Deferred tax benefit        (192,000)          (199,000)          (102,000)

TOTAL INCOME TAX EXPENSE   $ 768,000          $ 383,000          $ 569,000

The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:

Years ended December 31,                               1998               1997               1996

Tax at statutory rate                                  $1,049,000         $  730,000         $  923,000
State taxes, net of Federal tax benefit                   134,000             81,000            123,000
Tax-exempt interest                                      (394,000)          (494,000)          (554,000)
Interest expense allocated to tax-exempt securities        47,000             62,000             63,000
Increase in cash surrender value of bank-owned
  life insurance                                          (69,000)                --                 --

Other adjustments                                           1,000              4,000             14,000

Income tax expense                                     $  768,000         $  383,000         $  569,000

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities are presented below:

At December 31,                                                 1998               1997

Deferred tax assets:
  Allowance for loan losses in excess of tax bad debt reserve   $  687,000         $  487,000
  Interest on non-accrual loans                                    136,000            174,000
  Alternative minimum tax credit                                    95,000            183,000
  Postretirement benefits                                          149,000             56,000
  Other deductible temporary differences                             3,000                 --

Total deferred tax assets                                        1,070,000            900,000

Deferred tax liabilities:
  Prepaid expenses                                                (227,000)          (186,000)
  Net unrealized gain on available for sale securities            (183,000)          (382,000)
  Other taxable temporary differences                                   --            (63,000)

Total deferred tax liabilities                                    (410,000)          (631,000)

Net deferred tax asset                                          $  660,000         $  269,000

In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 1998 and 1997.

10. Other Non-Interest Expenses

The major components of other non-interest expenses are as follows:

Years ended December 31,             1998         1997        1996

Stationery and supplies              $  224,000   $  215,000  $  206,000
Director expenses                       228,000      230,000     254,000
ATM and credit card processing fees     323,000      222,000     178,000
Postage and freight                     159,000      148,000     145,000
Advertising expense                     122,000      137,000     136,000
Other expenses                          832,000      762,000     842,000

  Total non-interest expenses        $1,888,000   $1,714,000  $1,761,000

11. Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency ("OCC"). The Federal Reserve Board ("FRB") imposes similar requirements for consolidated capital of bank holding companies. The OCC and FRB regulations require a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

     Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1998 and 1997, the Bank and the Parent Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 1998 and 1997 for the Bank and the Parent Company (consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:


December 31, 1998                                           Required Ratios
                                    Actual
                                                    Minimum            Classification as
                             Amount         Ratio   Capital Adequacy   Well Capitalized
Bank
Leverage (Tier I) capital    $19,984,000     8.2%   4.0%                5.0%
Risk-based capital:
  Tier I                      19,984,000    15.7    4.0                 6.0
  Total                       21,589,000    16.9    8.0                10.0

Consolidated
Leverage (Tier I) capital    $22,754,000     9.9%   4.0%
Risk-based capital:
  Tier I                      22,754,000    17.3    4.0
  Total                       24,408,000    18.5    8.0

December 31, 1997                                           Required Ratios
                                    Actual
                                                    Minimum            Classification as
                             Amount         Ratio   Capital Adequacy   Well Capitalized
Bank
Leverage (Tier I) capital    $19,042,000     8.8%   4.0%                5.0%
Risk-based capital:
  Tier I                      19,042,000    16.0    4.0                 6.0
  Total                       20,506,000    17.2    8.0                10.0
Consolidated
Leverage (Tier I) capital    $21,623,000    10.0%   4.0%
Risk-based capital:
  Tier I                      21,623,000    17.7    4.0
  Total                       23,117,000    19.0    8.0

12. Stockholders' Equity

Stock Dividend

On January 14, 1998, the Parent Company announced a 20% stock dividend which was distributed on February 10, 1998 to common stockholders of record as of January 27, 1998. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every five shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 246,406 common shares were issued in connection with the stock dividend. Retained earnings was reduced by $5,439,000, with a corresponding combined increase in common stock and paid-in capital, representing the fair value of the additional shares outstanding after the stock dividend.

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank's net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank's retained net profits (after dividend payments to the Parent Company) for 1998 and 1997 totaled approximately $1,300,000.

Preferred Stock Purchase Rights

On July 9, 1996, the Board of Directors declared a dividend distribution of one purchase right ("Right") for each outstanding share of Parent Company common stock ("Common Stock"), to stockholders of record at the close of business on July 9, 1996. The Rights have a 10-year term.

     The Rights become exercisable (i) 10 days following a public announcement that a person or group has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock, or (ii) 10 days following the commencement of a tender offer or exchange offer that, if successful, would result in an acquiring person or group beneficially owning 30% or more of the outstanding Common Stock (unless such tender or exchange offer is predicated upon the redemption of the Rights).

     When the Rights become exercisable, a holder is entitled to purchase one one-hundredth of a share, subject to adjustment, of Series A Preferred Stock of the Parent Company or, upon the occurrence of certain events described below, Common Stock of the Parent Company or common stock of an entity that acquires the Company. The purchase price per one one-hundredth of a share of Series A Preferred Stock ("Purchase Price") will equal the Board of Directors' judgment as to the "long-term investment value" of one share of Common Stock at the end of the 10-year term of the Rights.

     Upon the occurrence of certain events (including certain acquisitions of more than 20% of the Common Stock by a person or group), each holder of an unexercised Right will be entitled to receive Common Stock having a value equal to twice the Purchase Price of the Right. Upon the occurrence of certain other events (including acquisition of the Parent Company in a merger or other business combination in which the Parent Company is not the surviving corporation), each holder of an unexercised Right will be entitled to receive common stock of the acquiring person having a value equal to twice the Purchase Price of the Right.

     The Parent Company may redeem the Rights (to the extent not exercised) at any time, in whole but not in part, at a price of $0.01 per Right.

13. Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income (and its components) in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income" which are reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for each period for which an income statement is presented. In accordance with SFAS No. 130, the Company has reported its comprehensive income for 1998, 1997 and 1996 in the consolidated statements of changes in stockholders' equity.

The Company's accumulated other comprehensive income, which is included in stockholders' equity, represents the after-tax net unrealized gain on securities available for sale at the balance sheet date. The Company's other comprehensive income, which is attributable to gains and losses on securities available for sale, consisted of the following components:


Years ended December 31,                                 1998               1997               1996

Net unrealized holding gains (losses) arising during
  the year, net of taxes of $192,000 in 1998,
  ($193,000) in 1997 and $167,000 in 1996                $(280,000)         $ 285,000          $(243,000)
Reclassification adjustment for net realized gains
  included in income, net of taxes of $7,000 in 1998,
  $37,000 in 1997 and $39,000 in 1996                      (10,000)           (54,000)           (56,000)

Other comprehensive income (loss), net of taxes
  of $199,000 in 1998, ($156,000) in 1997 and
  $206,000 in 1996                                       $(290,000)         $ 231,000          $(299,000)

14. Related Party Transactions

Certain directors and executive officers of the Company, as well as certain affiliates of these directors and officers, have engaged in loan transactions with the Company. Such loans were made in the ordinary course of business at the Company's normal terms, including interest rates and collateral requirements, and do not represent more than normal risk of collection. Outstanding loans to these related parties are summarized as follows:

At December 31,                     1998               1997

Directors                           $1,636,000         $1,214,000
Executive officers (non-director)      139,000            135,000

                                    $1,775,000         $1,349,000

Total advances to these directors and officers during the years 1998 and 1997 were $2,013,000 and $926,000, respectively. Total payments made on these loans were $1,587,000 in 1998 and $433,000 in 1997. These directors and officers had unused lines of credit with the Company of $846,000 at December 31, 1998.

15. Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company has a non-contributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's average compensation during the five consecutive years in the last ten years of employment affording the highest such average. The Company's funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of ERISA, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

     The Company also sponsors postretirement medical and life insurance benefit plans for retirees in the pension plan. Effective in 1993, employees must retire after age 60 with at least 10 years of service to be eligible for medical benefits. The plans are non-contributory, except that the retiree must pay the full cost of spouse medical coverage. Both of the plans are unfunded. The Company accounts for the cost of these postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS No. 106 as of January 1, 1993 and elected to amortize the accumulated benefit obligation at that date ("transition obligation") into expense over the allowed period of 20 years.

     The following is a summary of changes in the benefit obligations and plan assets for the pension plan and the other postretirement benefits plan, together with a reconciliation of each plan's funded status to the amounts recognized in the consolidated balance sheets:

                                           Pension Benefits        Other Postretirement Benefits

                                       1998           1997         1998           1997
Change in benefit obligation:
  Beginning of year                    $ 2,732,000    $2,567,000   $   989,000    $  843,000
  Service cost                             124,000       118,000        78,000        52,000
  Interest cost                            203,000       181,000        79,000        60,000
  Actuarial loss                           361,000            --       202,000        63,000
  Benefits paid                           (130,000)     (134,000)      (33,000)      (29,000)

  End of year                            3,290,000     2,732,000     1,315,000       989,000

Change in fair value of plan assets:
  Beginning of year                      2,660,000     2,139,000            --            --
  Actual return on plan assets              71,000       460,000            --            --
  Employer contributions                   186,000       195,000        33,000        29,000
  Benefits and plan expenses              (148,000)     (134,000)      (33,000)      (29,000)

  End of year                            2,769,000     2,660,000            --            --

Funded status at end of year              (521,000)      (72,000)   (1,315,000)     (989,000)
Unamortized net transition
  (asset) obligation                       (31,000)      (35,000)      257,000       276,000
Unrecognized net loss subsequent
  to transition                            954,000       435,000       348,000       156,000
Unamortized prior service liability        (29,000)      (32,000)           --            --

Prepaid (accrued) benefit cost         $   373,000    $  296,000   $  (710,000)   $ (557,000)

     The components of the net periodic benefit cost for these plans were as follows:

Pension Benefits                       1998       1997         1996

Service cost                           $ 123,000  $ 118,000    $ 112,000
Interest cost                            203,000    181,000      172,000
Expected return on plan assets          (228,000)  (184,000)    (168,000)
Amortization of prior service cost        (3,000)    (3,000)      (4,000)
Amortization of transition asset          (4,000)    (4,000)      (4,000)
Recognized net actuarial loss             19,000     33,000       41,000

Net periodic benefit expense           $ 110,000  $ 141,000    $ 149,000

Other Postretirement Benefits           1998       1997         1996

Service cost                            $ 78,000   $ 52,000     $ 34,000
Interest cost                             79,000     60,000       39,000
Amortization of transition obligation     18,000     18,000       18,000
Recognized net actuarial loss (gain)      11,000      1,000       (4,000)

Net periodic benefit expense            $186,000   $131,000     $ 87,000

The discount rates used to determine the benefit obligations in 1998, 1997 and 1996 were 6.75%, 7.25% and 7.25%, respectively, for the pension plan; and 6.75%, 7.00% and 7.25%, respectively, for the other postretirement benefits plan. For the pension plan, the expected rate of return on plan assets was 8.50% and the rate of increase in future compensation was 5.0% for each of the years 1998, 1997 and 1996. The assumed health care cost trend rate used to determine the benefit obligation for the other postretirement benefits plan at December 31, 1998 was 7.0%, declining gradually to 4.0% in 2001 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 1998 by approximately $229,000 and the net periodic benefit cost for the year by approximately $32,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $180,000 and $25,000, respectively.

Tax-Deferred Savings Plan

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to 15% of salary and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee's salary and 25% of the next 2% of the employee's salary. The Company continues to match 25% of employee contributions beyond 6% of the employee's salary until the total matching contribution reaches $1,500 or 15%. The Company contributed approximately $111,000 in 1998, $117,000 in 1997 and $93,000 in 1996.

16. Commitments and Contingent Liabilities

Legal Proceedings

The Parent Company and the Bank are, from time to time, defendants in legal proceedings relating to the conduct of their business. In the best judgment of management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

Off-Balance-Sheet Financial Instruments

The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These are limited to commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

     The Company's maximum exposure to credit loss in the event of non-performance by the other party to these instruments represents the contract amounts, assuming that they are fully funded at a later date and any collateral proves to be worthless. The Company uses the same credit policies in making commitments as it does for on-balance-sheet extensions of credit.

     Contract amounts of financial instruments that represent agreements to extend credit are as follows:

At December 31,                  1998                 1997

Loan origination commitments and unused lines of credit:

    Mortgage loans               $ 2,924,000          $ 1,475,000
    Commercial loans               7,518,000            6,544,000
    Credit card lines              5,152,000            2,606,000
    Home equity lines                414,000            1,902,000
    Other revolving credit         1,428,000            1,294,000

                                  17,436,000           13,821,000

Standby letters of credit            307,000              453,000

                                 $17,743,000          $14,274,000

These agreements to extend credit have been granted to customers within the Company's lending area described in note 5 and relate primarily to fixed-rate loans.

     Loan origination commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These agreements generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since commitments and lines of credit may expire without being fully drawn upon, the total contract amounts do not necessarily represent future cash requirements.

     The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, equipment, inventory, livestock and income-producing commercial property.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support borrowing arrangements. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

17. Fair Values of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its on- and off-balance-sheet financial instruments. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between parties other than in a forced sale or liquidation.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular financial instrument, nor do they reflect possible tax ramifications or transaction costs. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business or the value of non-financial assets and liabilities. In addition, there are significant unrecognized intangible assets that are not included in these fair value estimates, such as the value of "core deposits" and the Company's branch network.

     The following is a summary of the net carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes):


At December 31,                              1998                            1997

                                 Net Carrying    Estimated       Net Carrying    Estimated
                                 Value           Fair Value      Value           Fair Value

Financial Assets
Cash and cash equivalents        $  8,203,000    $  8,203,000    $  7,163,000    $  7,163,000
Securities available for sale      88,891,000      88,891,000      70,793,000      70,793,000
Securities held to maturity         3,602,000       3,755,000       3,738,000       3,821,000
Loans                             130,031,000     132,958,000     125,793,000     127,054,000
Accrued interest receivable         1,392,000       1,392,000       1,291,000       1,291,000
FHLB stock                          1,160,000       1,160,000         753,000         753,000

Financial Liabilities
Demand deposits
  (non-interest bearing)           31,287,000      31,287,000       23,545,000     23,545,000
Interest-bearing deposits         166,827,000     167,098,000      155,615,000    155,678,000
FHLB advances                      20,000,000      20,214,000       10,000,000     10,000,000
Short-term debt                       334,000         334,000          404,000        404,000
Accrued interest payable              640,000         640,000          610,000        610,000

The specific estimation methods and assumptions used can have a substantial impact on the estimated fair values. The following is a summary of the significant methods and assumptions used by the Company to estimate the fair values shown in the preceding table:

Securities

The carrying values for securities maturing within 90 days approximate fair values because there is little interest rate or credit risk associated with these instruments. The fair values of longer-term securities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair values of certain state and municipal securities are not readily available through market sources; accordingly, fair value estimates are based on quoted market prices of similar instruments, adjusted for any significant differences between the quoted instruments and the instruments being valued.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, real estate and other loans. Each loan category is further segregated into fixed and adjustable rate interest terms and by performing and non-performing categories. The fair values of performing loans are calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. Estimated maturities are based on contractual terms and repricing opportunities.

     The fair values of non-performing loans are based on recent external appraisals and discounted cash flow analyses. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities

The fair values of deposits with no stated maturity (such as checking, savings and money market deposits) equal the carrying amounts payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows (but are not less than the net amount at which depositors could settle their accounts). The discount rates are estimated based on the rates currently offered for time deposits with similar remaining maturities.

FHLB Advances

The fair value was estimated by discounting scheduled cash flows through maturity using current market rates.

Other Financial Instruments

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying values at December 31, 1998 and 1997.

     The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 1998 and 1997, the fair values of these financial instruments approximated the related carrying values which were not significant.

18. Recent Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a foreign currency hedge. A specific accounting treatment applies to each type of hedge. Entities may reclassify securities from the held-to-maturity category to the available-for-sale category at the time of adopting SFAS No. 133. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, although early adoption is permitted. The Company is not presently engaged in derivatives and hedging activities covered by the new standard and, accordingly, SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 provides for the classification of such retained securities as held to maturity, available for sale, or trading in accordance with SFAS No. 115. Prior accounting standards limited the classification of these securities to the trading category. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998 and is not expected to affect the Company's consolidated financial statements.

19. Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:

Balance Sheets (Parent Company Only)

As of December 31,                          1998              1997

Assets
Cash                                        $   106,000       $    95,000
Securities available for sale                 1,531,000         1,296,000
Investment in subsidiary                     20,347,000        19,586,000
Premises and equipment                        1,210,000         1,272,000
Other assets                                     28,000            21,000

TOTAL ASSETS                                $23,222,000       $22,270,000

Liabilities and Stockholders' Equity
Liabilities                                 $   205,000       $    94,000
Stockholders' equity                         23,017,000        22,176,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $23,222,000       $22,270,000

Statements of Income (Parent Company Only)

Years ended December 31,                            1998        1997         1996

Dividend income from subsidiary                     $1,125,000  $1,375,000   $2,253,000
Dividend income on securities available for sale       125,000      72,000           --
Rental income from subsidiary                          246,000     245,000      246,000

                                                     1,496,000   1,692,000    2,499,000

Occupancy and equipment expenses                        62,000      62,000       63,000
Other non-interest expenses                             49,000      34,000      100,000

                                                       111,000      96,000      163,000

Income before income taxes and
  undistributed income of subsidiary                 1,385,000   1,596,000    2,336,000
Income tax expense                                     109,000      93,000       34,000

Income before undistributed income of subsidiary     1,276,000   1,503,000    2,302,000
Equity in undistributed income of subsidiary         1,042,000     260,000     (157,000)

NET INCOME                                          $2,318,000  $1,763,000   $2,145,000

Statements of Cash Flows (Parent Company Only)

Years ended December 31,                        1998           1997           1996

Operating Activities
Net income                                      $ 2,318,000    $ 1,763,000    $ 2,145,000
Equity in undistributed income of subsidiary     (1,042,000)      (260,000)       157,000
Depreciation and amortization                        62,000         62,000         63,000
Other adjustments, net                              110,000        (72,000)        27,000

NET CASH PROVIDED BY OPERATING ACTIVITIES         1,448,000      1,493,000      2,392,000

Investing Activities
Purchases of securities available for sale         (250,000)      (750,000)      (500,000)
Purchases of premises and equipment                      --        (10,000)       (90,000)

CASH USED IN INVESTING ACTIVITIES                  (250,000)      (760,000)      (590,000)

Financing Activities
Cash dividends paid                                (850,000)      (792,000)      (775,000)
Purchases and retirements of common stock          (337,000)        (1,000)    (1,043,000)
Proceeds from sales of treasury stock                    --             --         19,000

NET CASH USED IN FINANCING ACTIVITIES            (1,187,000)      (793,000)    (1,799,000)

NET INCREASE (DECREASE) IN CASH                      11,000        (60,000)         3,000
Cash at beginning of year                            95,000        155,000        152,000

Cash at end of year                             $   106,000    $    95,000    $   155,000


20. Summary of Unaudited Quarterly Financial Information

The following is a condensed summary of quarterly results of operations for 1998 and 1997:

1998

                             March 31       June 30        September 30    December 31    Total

Interest income              $ 4,102,000    $ 4,269,000    $ 4,326,000     $ 4,405,000    $17,102,000
Interest expense              (1,793,000)    (1,910,000)    (1,861,000)     (1,928,000)    (7,492,000)

Net interest income            2,309,000      2,359,000      2,465,000       2,477,000      9,610,000
Provision for loan losses       (150,000)      (125,000)      (175,000)       (150,000)      (600,000)
Non-interest income              302,000        405,000        446,000         434,000      1,587,000
Non-interest expenses         (1,774,000)    (1,721,000)    (1,902,000)     (2,114,000)    (7,511,000)

Income before taxes              687,000        918,000        834,000         647,000      3,086,000
Income taxes                    (177,000)      (284,000)      (255,000)        (52,000)      (768,000)

Net income                   $   510,000    $   634,000    $   579,000     $   595,000    $ 2,318,000

Basic earnings per share     $      0.36    $      0.45    $      0.41     $      0.42    $      1.64

1997

                             March 31       June 30        September 30    December 31    Total

Interest income              $ 3,749,000    $ 3,881,000    $ 4,078,000     $ 4,139,000    $15,847,000
Interest expense              (1,610,000)    (1,748,000)    (1,729,000)     (1,856,000)    (6,943,000)

Net interest income            2,139,000      2,133,000      2,349,000       2,283,000      8,904,000
Provision for loan losses        (90,000)      (350,000)      (256,000)       (454,000)    (1,150,000)
Non-interest income              265,000        409,000        291,000         285,000      1,250,000
Non-interest expenses         (1,692,000)    (1,631,000)    (1,728,000)     (1,807,000)    (6,858,000)

Income before taxes              622,000        561,000        656,000         307,000      2,146,000
Income taxes                    (121,000)       (90,000)      (141,000)        (31,000)      (383,000)

Net income                   $   501,000    $   471,000    $   515,000     $   276,000    $ 1,763,000

Basic earnings per share     $      0.35    $      0.33    $      0.36     $      0.20    $      1.24

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998  Commission File Number: 0-19212

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

         Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of exchange on which registered
              NONE                                  NONE

         Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $0.50 Par Value
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock (based upon the average bid and asked prices on February 9, 1999) held by non-affiliates was approximately $32,101,169.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                            Number of Shares Outstanding
           Class of Common Stock               as of February 9, 1999
             $0.50 Par Value                         1,395,703

            DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1998.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 1999.

                            JEFFERSONVILLE BANCORP

                              INDEX TO FORM 10-K

                                    PART I

                                                                        PAGE

Item 1.        Business                                                47-53

Item 2.        Properties                                                 53

Item 3.        Legal Proceedings                                          53

Item 4.        Submission of Matters to a Vote of Security Holders        53

                                   PART II

Item 5.        Market for the Registrant's Common Equity
               and Related Stockholder Matters                            54

Item 6.        Selected Financial Data                                    54

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        54

Item 7A.       Quantitative and Qualitative Disclosures about
               Market Risk                                                54

Item 8.        Financial Statements and Supplementary Data                54

Item 9.        Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                     54

                                  PART III

Item 10.       Directors and Executive Officers of the Registrant         54

Item 11.       Executive Compensation                                     54

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                                      54

Item 13.       Certain Relationships and Related Transactions             54

                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                55

               Signatures                                                 56

                                   PART I

ITEM 1. Business

General

     Jeffersonville Bancorp (the "Company") was organized as a New York Corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank"). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act

     The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has seven branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg and Callicoon. The Bank is a full service institution employing approximately 100 people serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

Deposit and Loan Products

     Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank.

     Loan Products. The Bank offers a broad range of residential mortgage, commercial and consumer loan products designed to meet the banking needs of individual customers, businesses and municipalities. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual borrower or industry.

     Residential Real Estate Loans. The Company offers mortgage loan services, originating a variety of mortgage loan products. All mortgage loans originated are held in the Bank's portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Market value risk, where the value of the underlying collateral declines due to economic conditions, is also a factor.

     Commercial and Commercial Real Estate Loans. The Bank also offers a variety of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customers, underwritten with terms and conditions reflective of risk profile objectives and corporate earnings requirements. These products are offered at all branch locations. Credit decisions are generally made on a decentralized basis. All loans are governed by a commercial loan policy which was developed to provide a clear framework for determining acceptable levels of credit risk, underwriting criteria, monitoring existing credits, and managing problem credit relationships. Credit risk control mechanisms have been established and are monitored closely for compliance by the internal auditor and an external loan review company.

     Risks particular to commercial loans include borrowers' capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers' performance and ultimate ability to repay their debt obligations.
Commercial real estate loans create exposure to market value risk where the value of the underlying collateral decreases primarily as the result of regional economic trends.

     Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (credit cards, home equity lines of credit, unsecured revolving lines of credit) and closed-end credit (secured and unsecured direct and indirect installment loans). Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

Supervision and Regulation

     Holding Company Regulation. The Company is a bank holding company, registered with the Board Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Company and its subsidiary bank are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company.

     The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (New York in the case of the Company), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. New York has adopted national reciprocal interstate banking legislation permitting New York based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in states with reciprocal legislation to acquire New York banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 (the "Interstate Banking Act"), the existing restrictions on interstate acquisitions of banks by bank holding companies, including the reciprocal interstate banking legislation adopted by the state of New York, have been repealed. This allows the Company and any other bank holding company located in New York to acquire a bank located in any other state, and a bank holding located outside New York is able to acquire any New York-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states.

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

     The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Bank Regulation. The Bank, the single subsidiary bank of the Company, is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more federal bank regulatory agencies.

      Because the Bank is a national bank, it is subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines the operations of the Bank and has authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

      Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (the "CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by that institution, including those of low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary institution of the applicant bank holding company, and such records may be the basis for denying the application.

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

      Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends to its stockholders, is dividends from the Bank. The Bank is required by the OCC to obtain prior approval for the payment of dividends to the Company if the total of all dividends declared the Bank in any year would exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. The Bank's retained net profits (after payment of dividends to the Company) for 1998 and 1997 totaled approximately $1,300,000. There are also other statutory and regulatory limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its stockholders. Federal bank regulatory authorities have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice. Without receiving dividends from the Bank, the Company would not be in a position to pay dividends to its stockholders.

      If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and a hearing, that such institution cease and desist from such practice. The Federal Reserve, the OCC, and the FDIC, have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if it is undercapitalized, or if such payment would cause it to become undercapitalized. See "Prompt Corrective Action". Moreover, the Federal Reserve, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     Transactions With Affiliates. There are various regulatory restrictions on the extent to which the Company can borrow or otherwise obtain credit from the subsidiary bank. The Bank's ability to engage in borrowing and other "covered transactions" with non-bank affiliates is limited to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary bank; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

      Capital Adequacy. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the OCC, respectively. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

      As to the holding company, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may be subordinated debt, other preferred stock, and a limited amount of loss reserves. At December 31, 1998, the Company's consolidated Tier 1 Capital and Total Capital ratios were 17.3% and 18.5%, respectively.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio") of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1998 was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institution's "tangible Tier 1 Capital leverage ratio" (deducting all intangible assets) and other indications of capital strength in evaluating proposals for expansion or new activities.

      The Bank is subject to risk-based and leverage capital requirements adopted by the OCC which substantially mirror the requirements applicable to the holding company. The Bank's capital ratios are substantially similar to those of the Company and, as such, the Bank is also in compliance with all applicable minimum capital requirements.

      Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action".

     Support of Subsidiary Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to the subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

      Prompt Corrective Action. FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The regulators are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

      The severity of the actions required to be taken by the appropriate federal banking authorities increases as an institution's capital position deteriorates. Among other actions, the mandates could include, under certain circumstances, requiring recapitalization of or a capital restoration plan by a depository institution, such as requiring the sale of new shares; a merger with (or sale to) another institution (or holding company); restricting certain transactions with banking affiliates; otherwise restricting transactions with bank or non-bank affiliates; restricting interest rates that the institution pays on deposits; restricting asset growth or reducing total assets; altering, reducing, or terminating activities; holding a new election of directors; dismissing any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized; employing qualified senior executive officers; or ceasing to accept deposits from correspondent depository institutions.

      Not  later  than  90  days  after  an   institution   becomes   critically
undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail. At December 31, 1998, the Bank had the requisite capital levels to qualify as well capitalized.

     FDIC Insurance. Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are Group "A", financially solid institutions with only a few minor weaknesses; Group "B", institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund; and Group "C", institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

      On September 30, 1996, legislation was passed recapitalizing the Savings Association Insurance Fund. Included in that legislation were provisions requiring members of the Bank Insurance Fund (such as the Bank) to assist in the repayment of Financing Corporation bonds issued in the 1980s to resolve failed savings and loans. The cost to the Bank as a result of this legislation was $22,000 in 1998.

      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

      Safety and Soundness Standards. Federal banking agencies promulgate safety and soundness standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits. With respect to internal controls, information systems, and internal audit systems, the standards describe the functions that adequate internal controls and information systems must be able to perform, including: (i) monitoring adherence to prescribed policies; (ii) effective risk management; (iii) timely and accurate financial, operational, and regulatory reporting; (iv) safeguarding and managing assets; and (v) compliance with applicable laws and regulations. The standards also include requirements that: (i) those performing internal audits be qualified and independent; (ii) internal controls and information systems be tested and reviewed; (iii) corrective actions be adequately documented; and (iv) that results of an audit be made available for review of management actions.

      Legislative Proposals. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions and other financial services companies. Among such bills are proposals to prohibit depository institutions and bank holding companies from conducting certain types of activities; to subject depository institutions to increased disclosure and reporting requirements; to alter the statutory separation of commercial and investment banking; and to further expand the powers of depository institutions, bank holding companies, and competitors of depository institutions. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Monetary Policy and Economic Conditions

      The earnings of the Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of the Company and the Bank.

Competition

      The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 31 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

For most of the services which the Bank provides, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. Competition for loans is also a factor the Bank faces in maintaining profitability.

Employees

      At December 31, 1998, there were 109 persons employed by the Company and the Bank.

ITEM 2. Properties

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has seven branch locations and an operations center. Set forth below is a description of the offices of the Company and the Bank.

Main Office

The main office of the Bank is located at Main Street, Jeffersonville, New York. The premises occupied by the Bank consists of approximately 6,700 total square feet of office space in a two-story office building. The Bank owns the building and underlying land.

Operations Center

The Operations Center is located on Main Street, Jeffersonville, New York. The premises consists of approximately 10,788 square feet in a two-story office building. The Company owns the building and underlying land.

Eldred Branch

The Eldred Branch of the Bank is located at 561 Route 55, Eldred, New York. The premises consists of approximately 2,016 total square feet of office space in a 1-story office building. The Bank owns the building and underlying land.

Liberty Branch

The Liberty Branch of the Bank is located at Church Street and Darby Lane, Liberty, New York. The premises consists of approximately 4,320 total square feet of office space in a two-story office building. The Company owns the building and underlying land.

Loch Sheldrake Branch

The Loch Sheldrake Branch of the Bank is located on Route 52, Loch Sheldrake, New York. The premises consists of approximately 1,440 total square feet of office space. The Company owns the building and underlying land.

Monticello Branch

The Monticello Branch of the Bank is located at 15 Forestburgh Road, Monticello, New York. The premises consists of approximately 2,500 square feet of office space. The Company owns the building and underlying land.

Supermarket Branches

The Bank leases space in Pecks Supermarkets in Livingston Manor, Narrowsburg and Callicoon, New York. The branch facilities occupy between 650 and 800 square feet each.

ITEM 3. Legal Proceedings

     The Company and the Bank are not parties to any material legal proceedings which may have a material adverse effect on consolidated results of operations or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

ITEM 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

     The information required by this item is furnished under the heading "Stock Information," included in the 1998 Annual Report to shareholders.

ITEM 6. Selected Financial Data

     The information required by this item is furnished under the heading "Selected Financial Information -- Five-Year Summary," included in the 1998 Annual Report to shareholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the 1998 Annual Report to shareholders.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is furnished under the heading "Interest Rate Risk," included in the 1998 Annual Report to shareholders.

ITEM 8. Financial Statements and Supplementary Data

     The required financial statements are furnished in the 1998 Annual Report to shareholders.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

     See "Nomination of Directors" and "Election of Directors" in the proxy statement, which is incorporated herein by reference.

ITEM 11. Executive Compensation

    See "Remuneration of Management and Others" in the proxy statement, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     See "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement, which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     See "Director and Executive Officer Information", "Transactions with Management", and "Remuneration of Management and Others" in the proxy statement, which is incorporated herein by reference.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. The following are the financial statements referenced in Item 8 of this Form 10-K:

       Independent Auditors' Report

       Consolidated Balance Sheets as of December 31, 1998 and 1997

       Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

(a) 2. All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3. Exhibits (numbered in accordance with Item 601 of Regulation S-K) Exhibits not indicated below are omitted because the information is not applicable or is contained elsewhere within this report.

3.1        Certificate  of  Incorporation  of  the  Company   (Incorporation  by
           Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement,effective June 29, 1991)

3.2 The Bylaws of the Company (Incorporated by Reference to Exhibit 3.5 and 3.6 to Form 8 Registration Statement, effective June 29, 1991)

4.1 Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

21.1 Subsidiaries of the Company. The Company owns 100% of the outstanding common stock of the Bank, which is its sole subsidiary.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 1999                   By: /s/ Arthur E. Keesler

                                        Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                   Title                           Date

/s/ Arthur E. Keesler        Chairman of the Board and       March 19, 1999
Arthur E. Keesler            President-Director

/s/ K. Dwayne Rhodes         Principal Accounting Officer    March 19, 1999
K. Dwayne Rhodes             and Principal Financial Officer

/s/ John K. Gempler          Director                        March 19, 1999
John K. Gempler

/s/ Edward T. Sykes          Director                        March 19, 1999
Edward T. Sykes

/s/ Raymond Walter           Director                        March 19, 1999
Raymond Walter

/s/ Earle A. Wilde           Director                        March 19, 1999
Earle A. Wilde

/s/ James F. Roche           Director                        March 19, 1999
James F. Roche

/s/ Frederick W.V. Schadt    Director                        March 19, 1999
Frederick W.V. Schadt

/s/ John W. Galligan         Director                        March 19, 1999
John W. Galligan

The First National Bank of Jeffersonville

Officers

Arthur E. Keesler
Chairman of the Board

Raymond Walter
President and Chief Executive Officer

K. Dwayne Rhodes
Executive Vice President and Cashier

John M. Riley
Senior Vice President--Loans

Theodore Bertot
Auditor

Charles E. Burnett
Controller

Wayne V. Zanetti
Vice President--Operations Division Manager

June B. Tegeler
Vice President and Branch Manager

Claire Pecsi
Vice President--Human Resources

Tatiana Hahn
Vice President

Susan A. Bodenstein
Assistant Vice President--Operations

Jacqueline M. Gieger
Operations Manager

Pearl L. Gain
Assistant Cashier--Accounting

Rhonda Decker
Branch Manager

Raymond W. Browne
Branch Manager

Tanja McKerrell
Branch Manager

Kathleen Beseth
Branch Manager

Edith Houghtaling
Assistant Branch Manager

Janet R. Siano
Assistant Branch Manager

Stacey Stephenson
Assistant Branch Manager

JoAnn Girardi
Assistant Branch Manager

Linda Fisk
Sales Manager

Sandra S. Sipple
Sales Manager

Florence Horecky
Sales Manager

Loreen Gebelein
Mortgage Administrator

Andrew McKean
Commercial Loan Officer

Barbara Hahl
Marketing Manager

Staff

Terri Bagailuk
Dianne Banks
Geri Bennett
Amy Bernhardt
Dawn Berst
Eleida Black
Jerilynn Brock
Michelle Brockner
Nancy Brown
Christine Carlson
Alana Conklin
Mary Ellen Connors
Nancy Crumley
Lydia D'Antoni
Charles DelGenovese, Sr. Susan DeVito Denise Diehl Barbara Donnelly Lisa Dreher Kelly Ellsworth Rosemarie Finkle Deborah Forsblom Helen Forster Lorraine Gabriel Karen Gabriel Susan Gabriel Dawn Gandy Vivian Grabek Cynthia Gregson Justine Hageman Eugene Hahn Kerline Harman Alisa Horan Cathy Horan Carolyn Hubert Martha Huebsch Heidi Hulse Betty Johaneman Marilyn Kaempfe Helen Karkkainen Jean Kelly Carol Kennedy Jessica Kenyon Lauren Kickuth Trishia Kinney Brandy Leonardo Patricia Leonardo Dana LeRoy Shirley Lindsley Michele Lupardo Merrily Lynch Linda Mall JoAnn Malley Gladys Manzolillo Jamie McAteer Diane McGrath Jonathan McGruder Mariann McKay Toni McKay Tina Millis Deborah Muzuruk Gale Myers Lorraine Niemann Kelli Pagan George Lewis Palmer Kimberly Peck Kimberly Pecsi Barbara Pietrucha Jimmy Porter Margaret Porter Denice Price Alice Reisen Sherri Rhyne Andrew Richardson Damaris Rios Mandy Roberts Sandra Ross John Rudy Helen Sherman Crystal Smith Theresa Specht Jon Speed Kristie Stauch Barbara Walter Janet Warden Jayne Wartell Carol Welton Everett Williams Jean Wood Heather Worzel Luz Young

Jeffersonville Bancorp
     Board of Directors

Arthur E. Keesler
Chairman of the Board
Retired Chief Executive Officer
First National Bank of Jeffersonville
Jeffersonville, New York

Douglas A. Heinle
Postmaster Cochecton Center
Cochecton Center, New York

Honorable Lawrence H. Cooke
Chief Judge of the State of New York
Retired

Solomon Katzoff
President
Katzoff Realty, Inc.
Jeffersonville, New York
Real Estate Sales

John W. Galligan
Owner
John Galligan, Land Surveyor
Monticello, New York
Surveyor

Gibson McKean
President
McKean Real Estate, Inc.
Barryville, New York
Real Estate Sales

John K. Gempler
Secretary/Treasurer
Callicoon Co-op
Insurance Company
Jeffersonville, New York
Insurance Company

Raymond Walter
President
First National Bank of Jeffersonville
Jeffersonville, New York

James F. Roche
President
Roche's Garage Inc.
Callicoon, New York
Automobile Dealer

Gilbert E. Weiss
Retired Chief Executive Officer
First National Bank of Jeffersonville
Jeffersonville, New York

Frederick W. V. Schadt, Jr.
Schadt and Schadt
Jeffersonville, New York
Attorneys

Earl A. Wilde
Retired
Sullivan County Cooperative Extension
Liberty, New York

Edward T. Sykes
President
Mike Preis Inc.
Callicoon, New York
Insurance Agency

Officers

Arthur E. Keesler
President

Raymond Walter
Vice President

John K. Gempler
Secretary

K. Dwayne Rhodes
Treasurer

Corporate Information

Corporate Headquarters
Jeffersonville Bancorp
300 Main Street
P.O. Box 398
Jeffersonville, New York 12748

Tel. (914) 482-4000
www.jeffbank.com
EMAIL jeffbank @jeffbank.com

Description of Business

Jeffersonville Bancorp is a one-bank holding company formed in June 1982 under the laws of the State of New York. Its subsidiary is The First National Bank of Jeffersonville, which serves customers in Sullivan County, New York and surrounding communities in Southeastern, New York through eight offices. A full-service commercial bank, it provides a broad range of financial products, including demand and time deposits and mortgage, consumer and commercial loans.

Annual Meeting

The Annual Meeting of stockholders will be held on Tuesday, April 27, 1999 at 3:00 p.m., in the Company's Board Room at Jeffersonville, New York.

Stock Information

The Company's common stock has traded in the Over-the-Counter market under the symbol JFBC since January 1997. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Barriger & Barriger Inc., Monticello, NY (914) 794-6600, Monroe Securities, Rochester, NY (716) 546-5560 and Ryan, Beck & Co., Livingston, NJ (800) 342-8985. On January 14, 1998, Jeffersonville Bancorp announced a 20% stock dividend payable on February 10, 1998 to common stockholders of record as of January 27, 1998. Stockholders received a dividend of one share of common stock for every five shares owned as of the record date. Cash was paid in lieu of fractional shares. Shareholders participating in our Dividend Reinvestment Plan were credited for the fractional shares.

     The following table shows the range of high and low bid prices for the Company's stock for the quarters indicated. Data for the quarter ended March 31, 1997 is from January 20, 1997 when the Company's stock began to trade in the Over-the-Counter market. Prices have been adjusted for the 20% stock dividend, for periods prior to the payment date.

Bid Price

                            Low      High

Quarter Ended
March 31, 1997              $21.50   $22.50
June 30, 1997               $22.00   $23.25
September 30, 1997          $25.25   $25.50
December 31, 1997           $24.50   $24.75
March 31, 1998              $25.20   $25.50
June 30, 1998               $24.00   $24.75
September 30, 1998          $22.50   $22.50
December 31, 1998           $21.50   $23.00

     Cash dividends of $0.32 and $0.35 per share were declared in June 1997 and December 1997, respectively (or $0.267 and $0.292, respectively, after adjustment for the stock dividend). During 1998, the Company paid three cash dividends: $0.30 in June; $0.15 in September; and $0.15 in December. The Board of Directors intends to continue the payment of dividends on a quarterly basis, subject to its ongoing consideration of the Company's financial condition and operating results; market and economic conditions; and other factors.

Jeffersonville Bancorp

Subsidiary:
The First National Bank of Jeffersonville

Offices

Main Office
300 Main Street
Jeffersonville, New York 12748
(914) 482-4000

Callicoon Office
45 Main Street
Callicoon, New York 12723
(914) 887-4866

Eldred Office
561 Route 55
Eldred, New York 12732
(914) 557-8513

Liberty Office
Church & Darbee Lane
Liberty, New York 12754
(914) 292-6300

Livingston Manor
Office 45 Main Street
Livingston Manor, New York 12758
(914) 439-8123

Loch Sheldrake Office
Route 52
Loch Sheldrake, New York 12759
(914) 434-1180

Monticello Office
15 Forestburgh Road
Monticello, New York 12701
(914) 791-4000

Narrowsburg Office
122 Kirk Road
Narrowsburg, New York 12764
(914) 252-6570

Stock Transfer Agent
American Stock Transfer Company
40 Wall Street
46 Floor
New York, New York 10005
(212) 936-5100

                                    (LOGO)

                            Jeffersonville Bancorp
                                 P.O. Box 398

                        Jeffersonville, New York 12748

                          http://www.jeffbank.com