Form 10-Q
period 1999-03-31
JEFFERSONVILLE BANCORP
filed 1999-05-17
CIK 874495

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter ended March 31, 1999   Commission File Number: 0-19212

                             JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)



                  New York                                22-2385448
         --------------------------                ------------------------
       (State or other jurisdiction of      (I.R.S. Employer identification No.)
       incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                       12748
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
            Class of Common Stock                      as of May 5, 1999
            ---------------------                      -----------------
               $0.50 par value                             1,394,714

                                                          INDEX TO FORM 10-Q

                                                                          Page
Part 1

     Item 1 Consolidated Interim Financial Statements (Unaudited) Consolidated Balance Sheets at
                March 31, 1999 and December 31, 1998                         1

                Consolidated Statements of Income for the Three
                Months Ended March 31, 1999 and 1998                         2

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 1999 and 1998                       3-4

                Notes to Consolidated Interim Financial Statements         5-7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8-18

     Item 3     Quantitative and Qualitative Disclosures about Market        19
                Risk

Part 2

     Item 1     Legal Proceedings                                          NONE

     Item 2     Changes in Securities and Use of Proceeds                  NONE

     Item 3     Defaults upon Senior Securities                            NONE

     Item 4     Submission of Matters to a Vote of Security Holders        NONE

     Item 5     Other Information                                          NONE

     Item 6     Exhibits and Reports on Form 8-K                           NONE

     Signatures                                                              19

                      Jeffersonville Bancorp and Subsidiary
                           Consolidated Balance Sheets

                                                                                    March 31,           December 31,
                                                                                      1999                  1998
                                                                              -------------------   -------------------

                                                                                    (Unaudited)
ASSETS
Cash and  due from banks                                                             $ 7,465,000           $ 8,203,000
Securities available for sale, at fair value                                          91,637,000            88,891,000
Securities held to maturity, estimated fair value of $3,942,000
       in 1999 and $3,755,000 in 1998                                                  3,807,000             3,602,000
Loans, net of allowance for loan losses of $2,322,000
     in 1999 and $2,310,000 in 1998                                                  136,654,000           130,031,000
Accrued interest receivable                                                            1,762,000             1,392,000
Premises and equipment, net                                                            2,667,000             2,681,000
Federal Home Loan Bank stock                                                           1,200,000             1,160,000
Other real estate owned                                                                  565,000               535,000
Cash surrender value of bank-owned life insurance                                      6,267,000             6,183,000
Other assets                                                                           1,392,000             1,175,000
                                                                              -------------------   -------------------
          TOTAL ASSETS                                                             $ 253,416,000         $ 243,853,000
                                                                              ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                     $ 28,541,000          $ 31,287,000
        NOW and super NOW accounts                                                    28,141,000            28,726,000
        Savings and insured money market deposits                                     56,085,000            56,089,000
        Time deposits                                                                 92,255,000            82,012,000
                                                                              -------------------   -------------------
           TOTAL DEPOSITS                                                            205,022,000           198,114,000


     Federal Home Loan Bank borrowings                                                20,000,000            20,000,000
     Short-term debt                                                                   3,221,000               334,000
     Accrued expenses and other liabilities                                            2,094,000             2,388,000
                                                                              -------------------   -------------------
           TOTAL LIABILITIES                                                         230,337,000           220,836,000
                                                                              -------------------   -------------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                                 -                     -
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,457,520 shares and 1,468,276 shares
           issued at March 31, 1999 and December 31,
          1998, respectively                                                             729,000               734,000
        Paid-in capital                                                                5,223,000             5,431,000
        Treasury stock, at cost; 62,381 shares at March 31,1999
            and December 31, 1998                                                       (206,000)             (206,000)
        Retained earnings                                                             17,320,000            16,795,000
        Accumulated other comprehensive income                                            13,000               263,000
                                                                              -------------------   -------------------
           TOTAL  STOCKHOLDERS' EQUITY                                                23,079,000            23,017,000
                                                                              -------------------   -------------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY                                                                 $ 253,416,000         $ 243,853,000
                                                                                   =============         =============

See accompanying notes to unaudited consolidated interim financial statements.





                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                                         For the Three Months
                                                             Ended March 31,
                                                        1999              1998
                                                   -----------       ----------
INTEREST INCOME
Loan interest and fees .......................     $ 3,023,000      $ 2,917,000
Securities:
     Taxable .................................       1,161,000          843,000
     Non-taxable .............................         299,000          295,000
Federal funds sold ...........................           8,000           47,000
                                                   -----------      -----------
TOTAL INTEREST INCOME ........................       4,491,000        4,102,000
                                                   -----------      -----------
INTEREST EXPENSE
Deposits .....................................       1,620,000        1,649,000
Federal Home Loan Bank borrowings ............         282,000          136,000
Other ........................................          18,000            8,000
                                                   -----------      -----------
TOTAL INTEREST EXPENSE .......................       1,920,000        1,793,000
                                                   -----------      -----------
NET INTEREST INCOME ..........................       2,571,000        2,309,000
Provision for loan losses ....................          75,000          150,000
                                                   -----------      -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ...............       2,496,000        2,159,000
                                                   -----------      -----------

NON-INTEREST INCOME
Service charges ..............................         226,000          195,000
Increase in cash surrender value
      of bank-owned life insurance ...........         116,000             --
Net security gains ...........................           7,000           11,000
Other non-interest income ....................          78,000           96,000
                                                   -----------      -----------
TOTAL NON-INTEREST INCOME ....................         427,000          302,000
                                                   -----------      -----------

NON-INTEREST EXPENSES
Salaries and wages ...........................         742,000          715,000
Employee benefits ............................         303,000          254,000
Occupancy and equipment expenses .............         293,000          269,000
Other real estate owned expenses, net ........          53,000           95,000
Other non-interest expenses ..................         499,000          441,000
                                                   -----------      -----------
TOTAL NON-INTEREST EXPENSES ..................       1,890,000        1,774,000
                                                   -----------      -----------
Income before income taxes ...................       1,033,000          687,000
Income taxes .................................        (285,000)        (177,000)
                                                   -----------      -----------
NET INCOME ...................................     $   748,000      $   510,000
                                                   -----------      -----------

Basic earnings per common share ..............     $      0.53      $      0.36
                                                   ===========      ===========

Average common shares outstanding ............       1,398,370        1,419,260
                                                   ===========      ===========
See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                     1999              1998
                                                          -------------------------------------
OPERATING ACTIVITIES
Net income ..................................................   $    748,000    $    510,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses ..............................         75,000         150,000
     Write down of other real estate owned ..................           --            31,000
     Gain on sales of other real estate owned ...............        (30,000)        (21,000)
     Depreciation and amortization ..........................        124,000         124,000
     Net increase in cash surrender value
           of bank-owned life insurance .....................        (84,000)           --
     Net security gains .....................................         (7,000)        (11,000)
     Increase in accrued interest receivable ................       (370,000)       (150,000)
     Increase in other assets ...............................       (232,000)       (540,000)
     Increase(decrease) in accrued
          expenses and other liabilities ....................       (128,000)        187,000
                                                                  -----------    ------------

               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES ....................         96,000         280,000
                                                                 ------------    ------------

INVESTING ACTIVITIES Proceeds from maturities and calls:
      Securities available for sale .........................      2,980,000      15,696,000
      Securities held to maturity ...........................        238,000         299,000
Proceeds from sales of securities
       available for sale ...................................      4,600,000            --
Purchases :
      Securities available for sale .........................    (10,720,000)    (14,450,000)
      Securities held to maturity ...........................       (443,000)        (71,000)
Disbursements for loan originations, net of
       principal collections ................................     (6,895,000)     (2,423,000)
Purchases of Federal Home Loan Bank stock ...................        (40,000)        (34,000)
Net purchases of premises and equipment .....................       (110,000)        (44,000)
Proceeds from sales of other real estate owned ..............        197,000          22,000
                                                                ------------    ------------
          NET CASH USED IN
              INVESTING ACTIVITIES ..........................    (10,193,000)     (1,005,000)
                                                                 ------------    ------------
FINANCING ACTIVITIES
Net increase in deposits ....................................      6,908,000       8,599,000
Increase(decrease) in short-term debt .......................      2,887,000        (136,000)
Cash dividends paid .........................................       (223,000)           --
Purchases and retirements of common stock ...................       (213,000)           --
                                                                 ------------    ------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES .........................      9,359,000       8,463,000
                                                                 ------------     ------------
          NET INCREASE(DECREASE) IN
               CASH AND CASH EQUIVALENTS ....................       (738,000)      7,738,000
Cash and cash equivalents at beginning of period ............      8,203,000       7,163,000
                                                                  ------------   ------------
Cash and cash equivalents at end of period ..................   $  7,465,000    $ 14,901,000
                                                                ============    ============



                                                                           (Continued)
                      Jeffersonville Bancorp and Subsidiary
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                      1999              1998
                                                          -------------------------------------

Supplemental imformation:
   Cash paid for:
          Interest                                               $  1,900,000   $   1,800,000
          Income taxes                                                276,000         135,000
Transfer of loans to other real estate owned                          227,000         320,000

See accompanying notes to unaudited consolidated interim financial statements.

                                              JEFFERSONVILLE BANCORP
                                                  AND SUBSIDIARY

                             NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                                  March 31, 1999
                                                    (Unaudited)

       A.     Financial Statement Presentation

                  In the opinion of  Management of  Jeffersonville  Bancorp (the
              "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 1998 Annual Report.

       B.     Earnings per Share

                  Basic earnings per share amounts were calculated for the three month periods ended March 31, 1999 and 1998 based on weighted average common shares outstanding of 1,398,370 and 1,419,260, respectively. There were no dilutive securites during either period.

       C.     Stock Dividend

                  On April 13, 1999, the Company  announced a 10% stock dividend payable on May 11, 1999 to common stockholders of record as of April 27, 1999. Under the terms of the dividend, stockholders will receive a dividend of one share of common stock for every ten shares owned as of the record date, plus cash in lieu of any fractional shares. Giving effect to the additional shares issuable in the stock dividend, basic earnings per share would be $0.49 for the quarter ended March 31, 1999 and $0.33 for the same period in 1998.

       D.     Comprehensive Income

                  Comprehensive income includes the reported net income of a company adjusted for certain items that are accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income represents net income and the net change during the period in net unrealized gains and losses on securities available for sale. The Company's accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale at the balance sheet date.

                Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $498,000 and $457,000, respectively. The following summarizes the components of the Company's other comprehensive income
           (loss) for each period:

Three Months Ended March 31, 1999:
----------------------------------
Net unrealized holding losses arising during
the period, net of tax (pre-tax amount of ( $420,000)   $(246,000)

Reclassification adjustment for net gains
realized in net income during the the period, net
of tax (pre-tax amount of $7,000) ...................      (4,000)
                                                        ---------
Other comprehensive loss (pre-tax amount of $427,000)   $(250,000)
                                                        ---------

Three Months Ended March 31, 1998:
----------------------------------
Net unrealized holding losses arising during
the period, net of tax (pre-tax amount of ($79,000)
                                                      $ (46,000)
Reclassification adjustment for net gains
realized in net income during the the period, net
of tax (pre-tax amount of $11,000) .................     (7,000)
----------------------------------------------------   --------
Other comprehensive loss (pre-tax amount of $90,000)   $(53,000)
                                                       --------

          Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

       A.     Overview - Financial Condition
                  In addition to historical  information,  this report  includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Parent Company and the Bank based on current management exceptions. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes  in  interest  rates,  deposit  flows,  the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.

                  During the period from  December  31, 1998 to March 31,  1999, total assets increased $9,563,000 or 3.9%. Short-term debt (primarily federal funds purchased) increased $3,000,000 to fund increased loan demand. The funds were purchased to enhance liquidity, eliminating the need to sell higher yielding securities. Securities available for sale increased $2,746,000 or 3.1% to enhance earnings by reinvesting excess liquidity, which arose early in the first quarter. Net loans increased from $130,031,000 at year end 1998 to $136,654,000 at March 31, 1999, an increase of $6,623,000 or 5.1%. Loan demand was unusually high, with a significant increase in the mortgage loan portfolio.
                  Deposits  increased from  $198,114,000 at December 31, 1998 to
              $205,022,000 at March 31, 1999, an increase of $6,908,000 or 3.5%.
              Growth occurred in time deposits as funds flowed from savings accounts to benefit from higher rates. The 18 month Escalator, an account that allows one rate modification during its term, continues to be a popular option. Demand deposits decreased from $31,287,000 at December 31, 1998 to $28,541,000 at March 31, 1999,
              a decrease of $2,746,000 or 8.8%. These lower cost deposits are an important offset to the cost of higher priced funds, and this recent decrease will be monitored closely.
                  Total  stockholders'  equity  increased  $62,000  or 0.3% from
              $23,017,000 at December 31, 1998 to $23,079,000 at March 31, 1999.
              This increase was the result of net income of $748,000, less a decrease of $250,000 in accumulated other comprehensive income, cash dividends of $223,000, and purchases and retirements of common stock for $213,000.

B.     Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $75,000 for the three months ended March 31, 1999 compared to $150,000 for the three months ended March 31, 1998. Total charge offs for the 1999 three month period were $101,000 compared to $50,000 for the same period in the prior year, while recoveries decreased from $82,000 for the 1998 period to $38,000 for the 1999 period. The amounts represent a net charge-off of
              $63,000 in the first quarter of 1999 verses a net recovery of $32,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended March 31:

                                           1999            1998
Balance at beginning..............$     2,310,000    $ 1,862,000
Provision for loan loss ...........        75,000        150,000
Loans charged off .................      (101,000)       (50,000)
Recoveries ........................        38,000         82,000
                                      -----------    -----------
Balance at end of period ..........   $ 2,322,000    $ 2,044,000
                                      ===========    ===========

Net (charge-offs) as a percentage
of average outstandi ............          (0.03%)         0.02%
Allowance for loan losses to:
   Total loans ..................           1.67%          1.57%
   Total non-perform ............         102.50%         62.80%

C.     Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at March 31:

                                         1999          1998
                                     ----------    ----------
Non-accrual loans ................   $1,434,000    $2,478,000

Loans past due 90 days or more and
still accruing interest ..........      832,000       776,000
                                     ----------    ----------
Total non-performing loans .......   $2,266,000    $3,254,000
                                     ----------    ----------
Non-performing loans as a
percentage of total loans ........         1.66%         2.50%
                                     ----------    ----------

The effects of non-accrual loans on interest income were as follows for the three months ended March 31:
                                                   1999       1998
                                                   ----       ----
Interest contractually due at original rates   $115,000   $ 58,000
Interest income recognized .................     26,000     26,000
                                               --------   --------
Interest income not recognized .............   $ 89,000   $ 32,000
                                               --------   --------

           As of March 31, 1999 and 1998, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $714,000 and $714,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D.     Capital
                  In January 1999, the Board of Directors  allocated  $1,000,000 for the repurchase and retirement of common stock on the open market. Repurchased shares through March 31, 1998 account for $213,000 of this allocation.
                  Under the Federal Reserve Bank's risk-based capital rules, the
              Company's Tier I risk-based capital was 16.6% and total risk-based capital was 17.8% of risk-weighted assets at March 31, 1999. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.3% at March 31, 1999 is well above the 4.0% minimum regulatory requirement.

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at March 31, 1999.

TIER I CAPITAL

Stockholders' equity, excluding the after-tax
net unrealized gain on securities available for sale   $ 23,066,000

TIER II CAPITAL

Allowance for loan losses1 .........................      1,746,000
                                                       ------------
Total risk-based capital ...........................   $ 24,812,000
                                                       ------------
Risk-weighted assets2 ..............................   $139,140,000
                                                       ------------
Average assets .....................................   $248,421,000
                                                       ------------

RATIOS
Tier I risk-based capital (minimum 4.0%) ...........           16.6%
Total risk-based capital (minimum 8.0%) ............           17.8%
Leverage (minimum 4.0%) ............................            9.3%

1  The   allowance   for  loan  losses  is  limited  to  1.25%  of
   risk-weighted  assets  for  the  purpose  of this  calculation.
2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E.     Result of Operations

                  Net income for the first  three  months of 1999  increased  by
              $238,000 to $748,000 compared to $510,000 for the same period in 1998. Increases of $262,000 in net interest income and $125,000 in non-interest income, and a $75,000 decrease in the provision for loan losses, were partially offset by increases of $116,000 in non-interest expenses and $108,000 in income tax expense. The Company's annualized return on average assets was 1.2% in the current quarter compared to 0.9% in the same period last year. The return on average stockholders' equity was 12.7% and 9.1% for the first three months of 1999 and 1998, respectively.
                  Tax equivalent  interest income increased  $311,000 or 7.9% in the first three months of 1999 compared to the same period in 1998, as an overall decline in asset yields was more then offset by an increase in average earning assets. The yield on investment securities decreased 43 basis points from 7.02% in 1998 to 6.59% in 1999. The yield on the total loan portfolio decreased by 10 basis in the quarter ended March 31, 1999 compared to the first quarter of 1998. Commercial loan and installment loan rates increased slightly. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 11 basis points to 8.51% from 8.62% for the three month period. The overall yield on interest earning assets declined 31 basis points from 8.27% for the three months ended March 31, 1998 to 7.96% for the same period in 1999. The increase in interest income on earning assets for the first quarter resulted from an increase in average earning assets. The total average balance for earning assets was $233,316,000 for the three month period ended March 31, 1999 compared to $205,622,000 for the same three month period in 1998, an increase of $27,694,000 or 13.5%. An increase in investments securities of $24,405,000 accounted for 88.1% of this increase.

                  The yield on interest bearing liabilities  decreased from 4.3%
              for the three month period ended March 31, 1998 to 3.9% for the same period in 1999. The overall net interest margin decreased 12 basis points from 4.79% in the first quarter of 1998 to 4.67% in the first quarter of 1999. However, the lower margin was more than offset by balance sheet growth, resulting in higher net interest income in the current quarter compared to the first quarter of 1998.


                  Non-interest  expenses  were  $1,890,000  for the first  three months of 1999 compared to $1,774,000 for the same period in 1998, an increase of $116,000 or 6.5%. This increase reflects a $76,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments for the existing staff to maintain the Company's competitive position. Other categories of non-interest expense increased by $40,000 for the three months ended March 31, 1999.

F.     Year 2000

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

                  The Company has met its Y2K goals to date and believes it will continue to meet the goals of the Plan. By March 31, 1999, the Company had performed risk assessments; assessed the Y2K preparedness of major vendors and suppliers as well as large customers; started its customer awareness program; had almost finished development of the Y2K Contingency Plan; and expects to meet its deadline of final testing of mission critical hardware and software by June 30, 1999.
                  The Y2K  Contingency  Plan calls for the  Company to  manually process banking transactions and to use other data processing methods in the event that Y2K efforts of the Company or its service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready to avoid these disruptions.
                  Management  believes  that the cost of  resolving  Y2K  issues related to the Company's hardware and software will not be material to the Company's business, operations, liquidity, capital resources or financial condition based on information developed to date. At this time, the Company estimates that is total cash outlays in connection with Y2K compliance will not exceed than $50,000, excluding costs of Company employees involved in Y2K compliance activities. Approximately $30,500 has been expended as of March 31, 1999.

                  Although the Company has  completed an  assessment  of the Y2K effects on its current commercial lending and other customers, the actual effect on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and it subsidiary, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary vendors, will achieve Y2K compliance is based on a number of assumptions and on statements made by third parties which are subject to uncertainty. The Company is not able to predict the effects, if any, on the Company, financial markets or society in general of the public reaction to Y2K. Because of this uncertainty and reliance on assumptions and statements of the third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management presently believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services for its customers into the 21st century.

Item 3:       Quantitative and Qualitative Disclosures about Market Risk
                  The Company's most  signficant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                JEFFERSONVILLE BANCORP




                                                   K. Dwayne Rhodes
                                        Treasurer and Chief Accounting Officer


May 17, 1999