Form 10-Q
period 1999-06-30
JEFFERSONVILLE BANCORP
filed 1999-08-16
CIK 874495

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999        Commission File Number:   0-19212

                             JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)



                  New York                             22-2385448
                  --------                             ----------
       (State or other jurisdiction of     (I.R.S. Employer identification No.)
       incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                        12748
-----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000
                                                          --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---     ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
     Class of Common Stock                           as of August 10, 1999
     ---------------------                           ---------------------
        $0.50 par value                                     1,533,300







                               INDEX TO FORM 10-Q

                                                                         Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                June 30, 1999 and December 31, 1998                     1

                Consolidated Statements of Income for the Three
                Months Ended June 30, 1999 and 1998                     2

                Consolidated Statements of Income for the Six
                Months Ended June 30, 1999 and 1998                     3

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 1999 and 1998                     4-5

                Notes to Consolidated Interim Financial Statements      6-8

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     9-15

     Item 3     Quantitative and Qualitative Disclosures about
                Market Risk                                             16

Part

     Item 1     Legal Proceedings                                       NONE

     Item 2     Changes in Securities and Use of Proceeds               NONE

     Item 3     Defaults upon Senior Securities                         NONE

     Item 4     Submission of Matters to a Vote of Security Holders     16

     Item 5     Other Information                                       NONE

     Item 6     Exhibits and Reports on Form 8-K                        NONE

     Signatures 16


                      Jeffersonville Bancorp and Subsidiary
                           Consolidated Balance Sheets

                                                                      June 30,      December 31,
                                                                        1999            1998
                                                                   -------------    ------------
                                                                    (Unaudited)
ASSETS
Cash and  due from banks ......................................   $   9,529,000    $   8,203,000
Securities available for sale, at fair value ..................      91,393,000       88,891,000
Securities held to maturity, estimated fair value of $3,765,000
       in 1999 and $3,755,000 in 1998 .........................       3,740,000        3,602,000
Loans, net of allowance for loan losses of $2,426,000
     in 1999 and $2,310,000 in 1998 ...........................     135,829,000      130,031,000
Accrued interest receivable ...................................       1,553,000        1,392,000
Premises and equipment, net ...................................       2,650,000        2,681,000
Federal Home Loan Bank stock ..................................       1,200,000        1,160,000
Other real estate owned .......................................         513,000          535,000
Cash surrender value of bank-owned life insurance .............       6,318,000        6,183,000
Other assets ..................................................       2,243,000        1,175,000
                                                                  -------------    -------------
          TOTAL ASSETS ........................................   $ 254,968,000    $ 243,853,000
                                                                  =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) ...............   $  33,533,000    $  31,287,000
        NOW and super NOW accounts ............................      28,387,000       28,726,000
        Savings and insured money market deposits .............      58,673,000       56,089,000
        Time deposits .........................................      84,579,000       82,012,000
                                                                  -------------    -------------
           TOTAL DEPOSITS .....................................     205,172,000      198,114,000


     Federal Home Loan Bank borrowings ........................      20,000,000       20,000,000
     Short-term debt ..........................................       4,906,000          334,000
     Accrued expenses and other liabilities ...................       2,764,000        2,388,000
                                                                  -------------    -------------
           TOTAL LIABILITIES ..................................     232,842,000      220,836,000
                                                                  -------------    -------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued .........            --               --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,601,918 shares and 1,468,276 shares
           issued at June 30, 1999 and December 31,
          1998, respectively ..................................         801,000          734,000
        Paid-in capital .......................................       8,330,000        5,431,000
        Treasury stock, at cost; 68,618 shares at June 30,1999
            and  62,381 shares at December 31, 1998 ...........        (206,000)        (206,000)
        Retained earnings .....................................      14,644,000       16,795,000
        Accumulated other comprehensive income(loss)...........      (1,443,000)         263,000
                                                                  -------------    -------------
           TOTAL  STOCKHOLDERS' EQUITY ........................      22,126,000       23,017,000
                                                                  -------------    -------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY ............................................   $ 254,968,000    $ 243,853,000
                                                                  =============    =============

See accompanying notes to unaudited consolidated interim financial statements.


                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)

                                           For the Three Months
                                              Ended June 30,
                                             1999          1998
                                      --------------   -------------
INTEREST INCOME
Loan interest and fees ..............   $ 3,129,000    $ 3,016,000
Securities:
     Taxable ........................     1,087,000        907,000
     Non-taxable ....................       307,000        292,000

Federal funds sold ..................        28,000         54,000
                                         ----------     -----------
TOTAL INTEREST INCOME ...............     4,551,000      4,269,000
                                         ----------     -----------
INTEREST EXPENSE
Deposits ............................     1,601,000      1,710,000
Federal Home Loan Bank borrowings ...       285,000        192,000

Other ...............................        11,000          8,000
                                          ---------      ---------
TOTAL INTEREST EXPENSE ..............     1,897,000      1,910,000
                                          ---------      ---------
NET INTEREST INCOME .................     2,654,000      2,359,000
Provision for loan losses ...........        75,000        125,000
                                          ---------      ---------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......     2,579,000      2,234,000
                                          ---------      ---------


NON-INTEREST INCOME
Service charges .....................       292,000        210,000
Increase in cash surrender value
      of bank-owned life insurance ..        91,000           --
Net security gains ..................         8,000          1,000
Other non-interest income ...........       153,000        194,000
                                          ---------      ---------
TOTAL NON-INTEREST INCOME ...........       544,000        405,000
                                          ---------      ---------

NON-INTEREST EXPENSES
Salaries and wages ..................       791,000        699,000
Employee benefits ...................       322,000        256,000
Occupancy and equipment expenses ....       293,000        266,000
Other real estate owned expenses, net        57,000         27,000
Other non-interest expenses .........       563,000        473,000
                                          ---------      ---------
TOTAL NON-INTEREST EXPENSES .........     2,026,000      1,721,000
                                          ---------      ---------


Income before income taxes ..........     1,097,000        918,000

Income taxes ........................      (334,000)      (284,000)
                                          ---------      ---------
NET INCOME ..........................   $   763,000    $   634,000
                                        ===========    ===========
Basic earnings per common share .....   $      0.50    $      0.41
                                        ===========    ===========
Average common shares outstanding ...     1,533,809      1,560,708
                                        ===========    ===========


Share  and per  share  data has been  adjusted  for the  effect of the 10% stock
  dividend   distributed  in  May  1999.
See accompanying notes to unaudited consolidated interim financial statements.


                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                           For the Six Months
                                             Ended June 30,
                                            1999           1998
                                       ------------    ------------
INTEREST INCOME
Loan interest and fees ..............   $ 6,152,000    $ 5,933,000
Securities:
     Taxable ........................     2,248,000      1,750,000
     Non-taxable ....................       606,000        587,000

Federal funds sold ..................        36,000        101,000
                                        -----------     ----------
TOTAL INTEREST INCOME ...............     9,042,000      8,371,000
                                        -----------     ----------

INTEREST EXPENSE
Deposits ............................     3,221,000      3,359,000
Federal Home Loan Bank borrowings ...       567,000        328,000
Other ...............................        29,000         16,000
                                        -----------     ----------
TOTAL INTEREST EXPENSE ..............     3,817,000      3,703,000
                                        -----------     ----------
NET INTEREST INCOME .................     5,225,000      4,668,000
Provision for loan losses ...........       150,000        275,000
                                        -----------     ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......     5,075,000      4,393,000
                                        -----------     ----------

NON-INTEREST INCOME
Service charges .....................       518,000        405,000
Increase in cash surrender value
      of bank-owned life insurance ..       178,000           --
Net security gains ..................        15,000         12,000
Other non-interest income ...........       260,000        290,000
                                        -----------     ----------
TOTAL NON-INTEREST INCOME ...........       971,000        707,000
                                        -----------     ----------
NON-INTEREST EXPENSES
Salaries and wages ..................     1,533,000      1,414,000
Employee benefits ...................       625,000        510,000
Occupancy and equipment expenses ....       586,000        535,000
Other real estate owned expenses, net       110,000        122,000
Other non-interest expenses .........     1,062,000        914,000
                                        -----------     ----------
TOTAL NON-INTEREST EXPENSES .........     3,916,000      3,495,000
                                        -----------     ----------
Income before income taxes ..........     2,130,000      1,605,000

Income taxes ........................      (619,000)      (461,000)
                                        -----------    -----------
NET INCOME ..........................   $ 1,511,000    $ 1,144,000
                                        ===========    ===========

Basic earnings per common share (1)     $      0.98    $      0.73
                                        ===========    ===========
Average common shares outstanding (1)     1,536,008      1,560,944
                                        ===========    ===========
(1)Share and per share data has been adjusted for the effect of the 10% stock dividend distributed in May 1999
See accompanying notes to unaudited consolidated interim financial statements.



                      Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Six Months
                                                                   Ended June 30,
                                                                1999              1998
                                                           ------------    ------------
OPERATING ACTIVITIES
Net income .............................................   $  1,511,000    $  1,144,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses .........................        150,000         275,000
     Write down of other real estate owned .............         12,000          83,000
     Gain on sales of other real estate owned ..........        (34,000)           --
     Depreciation and amortization .....................        251,000         243,000
     Net increase in cash surrender value
           of bank-owned life insurance ................       (135,000)        (25,000)
     Net security gains ................................        (15,000)        (12,000)
     Increase in accrued interest receivable ...........       (161,000)        (80,000)
     Increase in other assets ..........................         69,000          25,000
     Increase in accrued
          expenses and other liabilities ...............        376,000         690,000
                                                           -------------   ------------

               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES ...............      2,024,000       2,343,000
                                                           -------------   ------------

INVESTING ACTIVITIES Proceeds from maturities and calls:
      Securities available for sale ....................      5,301,000      16,146,000
      Securities held to maturity ......................        441,000         439,000
Proceeds from sales of securities
       available for sale ..............................      6,330,000       6,705,000
Purchases :
      Securities available for sale ....................    (16,961,000)    (27,675,000)
      Securities held to maturity ......................       (579,000)       (218,000)
Disbursements for loan originations, net of
       principal collections ...........................     (6,215,000)     (2,446,000)
Purchases of Federal Home Loan Bank stock ..............        (40,000)        (72,000)
Purchase of bank owned life insurance ..................           --        (6,008,000)
Net purchases of premises and equipment ................       (220,000)       (165,000)
Proceeds from sales of other real estate owned .........        311,000         298,000
                                                            -------------   ------------
          NET CASH USED IN
              INVESTING ACTIVITIES .....................    (11,632,000)    (12,996,000)
                                                            -------------   ------------

FINANCING ACTIVITIES
Net increase in deposits ...............................      7,058,000       9,882,000
Increase in short-term debt ............................      4,572,000          67,000
Cash dividends paid ....................................       (453,000)       (425,000)
Proceeds from Federal Home Loan Bank borrowings.........           --         5,002,000
Purchases and retirements of common stock ..............       (243,000)        (46,000)
                                                           -------------   ------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ....................     10,934,000      14,480,000
                                                           -------------   ------------
NET INCREASE IN
               CASH AND CASH EQUIVALENTS ...............      1,326,000       3,827,000
Cash and cash equivalents at beginning of period .......      8,203,000       7,163,000
                                                           -------------   ------------
Cash and cash equivalents at end of period .............   $  9,529,000    $ 10,990,000
                                                           ============    ============

                                                                      (Continued)



                      Jeffersonville Bancorp and Subsidiary
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                     For the Six Months
                                                                        Ended June 30,
                                                                1999              1998
                                                          -------------------------------------

Supplemental imformation:
   Cash paid for:
          Interest                                             $ 3,833,000         $ 3,671,000
          Income taxes                                             631,000             425,000
Transfer of loans to other real estate owned                       267,000             380,000

See accompanying notes to unaudited consolidated interim financial statements.



                             JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

       A.     Financial Statement Presentation

                  In the opinion of  Management of  Jeffersonville  Bancorp (the
              "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 1998 consolidated annual financial statements, including the notes thereto, which are included in the Company's 1998 Annual Report.

               Earnings Per Share

                  Basic  earnings  per share  amounts were  calculated  based on weighted average common shares outstanding of 1,533,809 and 1,560,708, for the three-month periods ended June 30, 1999 and 1998 respectively, and 1,536,008 and 1,560,944 for the six-month periods ended June 30, 1999 and 1998, respectively. There were no dilutive securities during these periods. All per share data has been restated for the effect of 10% stock dividend discussed in Note C.






       C.     Stock Dividend

                  On April 13, 1999, the Company  announced a 10% stock dividend payable on May 11, 1999 to common stockholders of record as of April 27, 1999. Under the terms of the dividend, stockholders received a dividend of one share of common stock for every ten shares owned as of the record date, plus cash in lieu of any fractional shares. A total of 145,625 common shares were issued in connection with the stock dividend. The fair value of the shares issued ($3.2 million) was charged to retained earnings, with a corresponding combined increase in common stock and paid-in capital.

       D.     Comprehensive Income

                  Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", defines comprehensive income as the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income currently represents net income and the net change during the period in net unrealized gains or losses on securities available for sale. The Company's accumulated other comprehensive income (loss) at June 30, 1999 and December 31, 1998 represents the after-tax net unrealized gain (loss) on securities available for sale.

                  Comprehensive income (loss) for the three-month periods ended June 30, 1999 and 1998 was $(693,000) and $612,000, respectively.
           Comprehensive income (loss) for the six-month periods ended June 30, 1999 and 1998 was $(195,000) and $1,069,000, respectively. The following  summarizes  the components of other  comprehensive  income
           (loss) for the six-month periods:







       Six Months Ended June 30, 1999:
       -------------------------------
             Net unrealized holding losses arising during the period,
                net of tax (pre-tax amount of $2,828,000)                      $  (1,697,000)
             Reclassification adjustment for net gains realized in
                net income during the period, net of tax (pre-tax
                amount of $15,000)                                                    (9,000)
                                                                                -------------
             Other comprehensive loss (pre-tax loss of $2,843,000)             $  (1,706,000)
                                                                                -------------

       Six Months Ended June 30, 1998:
       -------------------------------
             Net unrealized holding losses arising during the period,
                net of tax (pre-tax amount of $125,000)                        $     (68,000)
             Reclassification adjustment for net gains realized in
                net income during the period, net of tax (pre-tax
                amount of $(12,000)                                                   (7,000)
                                                                                -------------

             Other comprehensive loss (pre-tax loss of $137,000)               $     (75,000)
                                                                                -------------

E.     Accounting Standards

              In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS 133 by one year from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS No.
         133 on the Company's consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

       A.     Overview - Financial Condition

                  During the period from  December  31,  1998 to June 30,  1999, total assets increased $11,115,000 or 4.6%. Federal funds purchased (included in short-term borrowings) increased $4,500,000 to satisfy increased loan demand experienced in the first quarter of 1999. Securities available for sale increased $2,502,000 or 2.8% during the six-month period. Net loans increased from $130,031,000 at year-end 1998 to $135,829,000 at June 30, 1999, an increase of $5,798,000 or 4.5%. Net loans decreased $825,000 from March 31, 1999 to June 30, 1999, reflecting limited loan demand. Loan demand was unseasonably low in all areas of lending for the second quarter due to increased competition from other lenders.
                  Deposits  increased from  $198,114,000 at December 31, 1998 to
              $205,172,000  at June 30, 1999, an increase of $7,058,000 or 3.6%.
              Deposits decreased by $277,000 during the second quarter, which can be attributed to increased competition from other banks and mutual funds. Second quarter growth in demand and super NOW deposits was offset by the decrease in time deposits of $7,676,000 which flowed from savings accounts to benefit from higher rates. Most of these time deposits were short-term municipal funds. Demand deposits increased from $31,287,000 at December 31, 1998 to $33,533,000 at June 30, 1999, an increase of $2,246,000 or 7.2%.
              Inflow of these lower cost deposits is important to offset the cost of the higher priced funds.
                  Total stockholders' equity of $23,017,000 at December 31, 1998 decreased  $891,000 or 3.9% to $22,126,000 at June 30, 1999.  This
              decrease was principally the result of net income of $1,511,000, less a decrease of $1,706,000 in accumulated other comprehensive income, cash dividend payments of $425,000, and common shares purchased and retired for $239,000.




B.     Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $150,000 for the six months ended June 30, 1999 compared to $275,000 for the six months ended June 30, 1998. This decrease is primarily due to a decrease in non-accrual loans from $2,114,000 at June 30, 1998 to $1,009,000 at June 30, 1999. Total
              charge-offs for the 1999 six month period were $141,000 compared to $163,000 for the same period in the prior year, while recoveries decreased from $117,000 for the six month period in 1998 to $107,000 for the same period in 1999. The amounts represent net charge-offs of $34,000 for the first half of 1999 and $46,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

              Changes in the allowance for loan losses are summarized as follows for the six-month periods ended June 30:
                                        1999            1998
                                        ----            ----
  Balance at beginning of period   $ 2,310,000     $ 1,862,000
  Provision for loan losses ....       150,000         275,000
  Loans charged off ............      (141,000)       (163,000)
  Recoveries ...................       107,000         117,000
                                   -----------     -----------
  Balance at end of period .....   $ 2,426,000     $ 2,091,000
                                   ===========     ===========

Net charge-offs as a percentage
of average outstanding loans ...          0.05%           0.04%

  Allowance for loan losses to:
     Total loans ...............          1.75%           1.61%
     Total non-performing loans          122.6%           65.3%


C.     Non Accrual and Past Due Loans

        Non-performing loans are summarized as follows at June 30:
                                                               1999           1998
                                                             ----------    ----------
Non-accrual loans ........................................   $1,009,000    $2,114,000
Loans past due 90 days or more and still accruing interest      969,000     1,090,000
                                                             ----------    ----------
Total non-performing loans ...............................   $1,978,000    $3,204,000
                                                             ----------    ----------
Non-performing loans as a percentage of total loans ......         1.43%         2.47%
                                                             ----------    ----------

The effects of non-accrual  and  restructured  loans on
   interest  income
were as follows for the six months ended June 30:
                                                                   1999          1998
                                                             ----------    ----------
Interest contractually due at original rates .............   $   56,000    $  103,000
Interest income recognized ...............................       38,000        65,000
                                                             ----------    ----------
Interest income not recognized ...........................   $   18,000    $   38,000
                                                             ----------    ----------

                  As of June 30, 1999 and 1998, the recorded investment in loans considered to be impaired under SFAS No.114 totaled $369,000 and $527,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

        Capital

                  In January 1999, the Board of Directors  allocated  $1,000,000 for the repurchase and retirement of common stock on the open market. As of June 30, 1999, a total of 10,478 shares have been repurchased and retired at a cost of $239,000.
                  Under the Federal Reserve Bank's risk-based capital rules, the
              Company's Tier I risk-based capital was 16.4% and total risk-based capital was 17.7% of risk-weighted assets at June 30, 1999. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average total assets) of 9.3% at June 30, 1999 is well above the 4.0% minimum regulatory requirement.

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at June 30, 1998.

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
        unrealized loss on securities available for sale   $ 23,569,000

TIER II CAPITAL
Allowance for loan losses1 .............................      1,796,000
                                                           ------------
Total risk-based capital ...............................   $ 25,365,000
                                                           ------------
Risk-weighted assets2 ..................................   $143,658,000
                                                           ------------
Average total assets ...................................   $252,583,000
                                                           ------------

RATIOS
Tier I risk-based capital (minimum 4.0%) ...............           16.4%
Total risk-based capital (minimum 8.0%) ................           17.7%
Leverage (minimum 4.0%) ................................            9.3%


              1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation. 2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E.     Results of Operations

              Net Income

                  Net  income  for the first six  months of 1999 was  $1,511,000 compared to $1,144,000 for the same period in 1998, an increase of $367,000 or 32.1%. Increases of $557,000 in net interest income and $264,000 in non-interest income, and a decrease of $125,000 in the provisions for loan losses, were partially offset by increases of $421,000 in non-interest expenses and $158,000 in income tax expense. The Company's annualized return on average assets was 1.19% in the current six-month period compared to 1.03% in the same period last year. The return on average stockholders' equity was 12.92% and 10.19% for the first six months of 1999 and 1998, respectively.

              Interest Income and Expense

                  Total  tax-equivalent  interest income  increased  $740,000 or
              8.6% in the first six months of 1999 compared to the same period in 1998. Although the overall yield on interest earning assets was down 32 basis points from 8.26% for the six months ended June 30, 1998 to 7.94% for the same period in 1999, interest income on earning assets increased as a result of an increase in average earning assets. The total average balance for earning assets was $235,701,000 for the six-month period ended June 30, 1999 compared to $208,504,000 for the same six-month period in 1998.
                  The overall yield on the loan portfolio  decreased by 20 basis points to 8.98% for the first six months of 1999 from 9.18% for the same period in 1998. The average yield on real estate mortgage loans, the major portion of the loan portfolio, also decreased 20 basis points to 8.54% in 1999 from 8.74% for the 1998 six-month period. The tax equivalent yield on investment securities decreased 32 basis points from 6.84% in 1998 to 6.52% in 1999
                  The yield on interest bearing liabilities decreased from 4.34%
              for the six-month period ended June 30, 1998 to 3.87% for the same period in 1999. The overall net interest margin decreased 1 basis point from 4.71% in the first six months of 1998 to 4.70% in the first six months of 1999. However, the lower margin was more than off set by balance sheet growth, resulting in higher net interest income for the first half of 1999.


              Non-Interest Income and Expense

                  Non-interest income for the first six months of 1999 increased
              $264,000 or 37.3% compared to the same period in 1998. Changes in service charge policies and increases in income on bank-owned life insurance accounted for most of the increase.

                  Non-interest expenses were $3,916,000 for the first six months of 1999 compared to $3,495,000 for the same period in 1998, an increase of $421,000 or 12.0%. This increase reflects a $234,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments for the existing staff to maintain the Company's competitive position.

              Year 2000

F. Year 2000 or "Y2K" issues continue to be a top priority for the Company. The year 2000 issue refers to uncertainties regarding the ability of various software and hardware systems to interpret dates correctly after the beginning of the Year 2000. The Company utilizes and is dependent upon data processing systems and software in its normal course of business.
                  In 1997,  management of the Company  created a Y2K task force.
              This task force consists of senior management and representatives of all processing areas. A Y2K written plan was established. Goals of the Y2K Plan include identifying risks, testing data processing and other systems used by the Company, informing customers of the Y2K issues and risks, establishing a Contingency Plan for operations if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Board of Directors approved the Plan and reviews progress under the Plan at its regular meetings.
                  The Company has met its Y2K goals to date and believes it will continue to meet the goals of the Plan. By June 30, 1999, the Company had performed risk assessments; assessed the Y2K preparedness of major vendors and supplies as well as large customers; started its customer awareness program; had finished development of the Y2K Contingency Plan; and met its deadline of final testing of mission critical hardware and software by June 30, 1999.
                  The Y2K  Contingency  Plan calls for the  Company to  manually process banking transactions and to use other data processing methods in the event that Y2K efforts of the Company or its service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready to avoid these disruptions.
                  Management  believes  that the cost of  resolving  Y2K  issues related to the Company's hardware and software will not be material to the Company's business, operations, liquidity, capital resources or financial condition based on information developed to date. At this time, the Company estimates that its total cash outlays in connection with Y2K compliance will not exceed $50,000, excluding costs of Company employees involved in Y2K compliance activities. Approximately $40,000 has been expended as of June 30, 1999.
                  Although the Company has  completed an  assessment  of the Y2K effects on its current commercial lending and other customers, the actual effect on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiary, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary vendors, will achieve Y2K compliance, is based on a number of assumptions and on statements made by third parties, which are subject to uncertainty. The Company is not able to predict the effects, if any, on the Company, financial markets or society in general of the public reaction to Y2K. Because of this uncertainty and reliance on assumptions and statements of the third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management presently believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services for its customers into the 21st century.

Item 3:       Quantitative and Qualitative Disclosures about Market Risk
                  The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 4:       Submission of Matters to a Vote of Security Holders

               On April 27, 1999, the annual meeting of shareholders was held. The election of Four Class III directors resulted in the reelection of Hon. Lawrence Cooke, John K. Gempler, Gibson E. McKean and Edward T. Sykes to a three-year term. The proposal to ratify the firm of KPMG LLP as independent auditors for the fiscal year ending December 31, 1999 was approved.

               SIGNATURES   Pursuant  to  the  requirements  of  the  Securities
          Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JEFFERSONVILLE BANCORP
Date: August 10, 1999


                   ------------------------------------------
                                K. Dwayne Rhodes
                     Treasurer and Chief Accounting Officer