Form 10-Q
period 1999-09-30
JEFFERSONVILLE BANCORP
filed 1999-11-12
CIK 874495

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1999      Commission File Number:   0-19212

                             JEFFERSONVILLE BANCORP
             (Exact name of Registrant as specified in its charter)



                  New York                              22-2385448
       -------------------------------      ----------------------------------
       (State or other jurisdiction of     (I.R.S. Employer identification No.)
       incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                   12748
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (914) 482-4000
                                                        -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                     ----   ----
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
      Class of Common Stock                      as of November 12, 1999
      ---------------------                      -----------------------
        $0.50 par value                                1,533,259

                               INDEX TO FORM 10-Q
                               ------------------

                                                                         Page
Part 1
------

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                September 30, 1999 and December 31, 1998                   1

                Consolidated Statements of Income for the Three
                Months Ended September 30, 1999 and 1998                   2

                Consolidated Statements of Income for the Nine
                Months Ended September 30, 1999 and 1998                   3

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998                   4-5

                Notes to Consolidated Interim Financial Statements         6-8

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       9-17

     Item 3     Quantitative and Qualitative Disclosures
                about Market Risk                                           17

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

     Item 3     Defaults upon Senior Securities                          NONE

     Item 4     Submission of Matters to a Vote of Security Holders      NONE

     Item 5     Other Information                                        NONE

     Item 6     Exhibits and Reports on Form 8-K                         NONE

     Signatures 17

                      Jeffersonville Bancorp and Subsidiary
                           Consolidated Balance Sheets

                                                                        September 30,     December 31,
                                                                            1999              1998
                                                                     -----------------  ---------------
                                                                        (Unaudited)
ASSETS
Cash and  due from banks ..........................................   $  10,089,000    $   8,203,000
Securities available for sale, at fair value ......................      92,353,000       88,891,000
Securities held to maturity, estimated fair value of $4,349,000
       in 1999 and $3,755,000 in 1998 .............................       4,358,000        3,602,000
Loans, net of allowance for loan losses of $2,442,000
     in 1999 and $2,310,000 in 1998 ...............................     135,882,000      130,031,000
Accrued interest receivable .......................................       1,864,000        1,392,000
Premises and equipment, net .......................................       2,831,000        2,681,000
Federal Home Loan Bank stock ......................................       1,275,000        1,160,000
Other real estate owned ...........................................         505,000          535,000
Cash surrender value of bank-owned life insurance .................       6,195,000        6,183,000
Other assets ......................................................       2,593,000        1,175,000
                                                                      -------------    -------------
          TOTAL ASSETS ............................................   $ 257,945,000    $ 243,853,000
                                                                      =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing) ...................   $  33,825,000    $  31,287,000
        NOW and super NOW accounts ................................      28,888,000       28,726,000
        Savings and insured money market deposits .................      61,955,000       56,089,000
        Time deposits .............................................      85,737,000       82,012,000
                                                                      -------------    -------------
           TOTAL DEPOSITS .........................................     210,405,000      198,114,000


     Federal Home Loan Bank borrowings ............................      20,000,000       20,000,000
     Short-term debt ..............................................       2,541,000          334,000
     Accrued expenses and other liabilities .......................       2,475,000        2,388,000
                                                                      -------------    -------------
           TOTAL LIABILITIES ......................................     235,421,000      220,836,000
                                                                      -------------    -------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued .............            --               --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,601,918 shares and 1,468,276 shares
           issued at September 30, 1999 and December 31,
          1998, respectively ......................................         801,000          734,000
        Paid-in capital ...........................................       8,330,000        5,431,000
        Treasury stock, at cost; 68,618 shares at September 30,1999
            and  62,381 shares at December 31, 1998 ...............        (206,000)        (206,000)
        Retained earnings .........................................      15,144,000       16,795,000
        Accumulated other comprehensive income(loss) ..............      (1,545,000)         263,000
                                                                      -------------    -------------
           TOTAL  STOCKHOLDERS' EQUITY ............................      22,524,000       23,017,000
                                                                      -------------    -------------

            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY ................................................   $ 257,945,000    $ 243,853,000
                                                                      =============    =============





See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                          For the Three Months
                                            Ended September 30,
                                            1999           1998
                                       -------------   ------------
INTEREST INCOME
Loan interest and fees ..............   $ 3,094,000    $ 2,982,000
Securities:
     Taxable ........................     1,203,000      1,008,000
     Non-taxable ....................       310,000        291,000
Federal funds sold ..................         1,000         45,000
                                         -----------    -----------
TOTAL INTEREST INCOME ...............     4,608,000      4,326,000
                                         -----------    -----------
INTEREST EXPENSE
Deposits ............................     1,564,000      1,632,000
Federal Home Loan Bank borrowings ...       290,000        217,000
Other ...............................        17,000         12,000
                                         -----------    -----------
TOTAL INTEREST EXPENSE ..............     1,871,000      1,861,000
                                          -----------   -----------
NET INTEREST INCOME .................     2,737,000      2,465,000
Provision for loan losses ...........       (75,000)      (175,000)
                                          -----------   -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......     2,662,000      2,290,000
                                          ----------   -----------


NON-INTEREST INCOME
Service charges .....................       287,000        204,000
Increase in cash surrender value
      of bank-owned life insurance ..        86,000           --
Net security gains ..................         7,000          2,000
Other non-interest income ...........       303,000        240,000
                                          -----------  -----------
TOTAL NON-INTEREST INCOME ...........       683,000        446,000
                                          -----------  -----------

NON-INTEREST EXPENSES
Salaries and wages ..................       934,000        809,000
Employee benefits ...................       292,000        234,000
Occupancy and equipment expenses ....       339,000        344,000
Other real estate owned expenses, net        80,000         38,000
Other non-interest expenses .........       673,000        477,000
                                        -----------    -----------
TOTAL NON-INTEREST EXPENSES .........     2,318,000      1,902,000
                                        -----------    -----------
Income before income taxes ..........     1,027,000        834,000
Income taxes ........................      (297,000)      (255,000)
                                        -----------    -----------
NET INCOME ..........................   $   730,000    $   579,000
                                        ===========    ===========
Basic earnings per common share .....   $       0.48   $      0.37
                                        ============   ===========

Average common shares outstanding ...     1,533,259      1,559,108
                                          =========      =========
Share and per share data has been adjusted for the effect of the 10% stock dividend distributed in May 1999
See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (Unaudited)
                                             For the Nine Months
                                            Ended September 30,
                                            1999            1998
                                      ---------------   --------------
INTEREST INCOME
Loan interest and fees ..............   $  9,246,000    $  8,915,000
Securities:
     Taxable ........................      3,451,000       2,758,000
     Non-taxable ....................        916,000         878,000
Federal funds sold ..................         37,000         146,000
                                        ------------    ------------
TOTAL INTEREST INCOME ...............     13,650,000      12,697,000
                                        ------------    ------------

INTEREST EXPENSE
Deposits ............................      4,785,000       4,991,000
Federal Home Loan Bank borrowings ...        857,000         545,000
Other ...............................         46,000          28,000
                                        ------------    ------------
TOTAL INTEREST EXPENSE ..............      5,688,000       5,564,000
                                        ------------    ------------
NET INTEREST INCOME .................      7,962,000       7,133,000
Provision for loan losses ...........       (225,000)       (450,000)
                                        ------------    ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ......      7,737,000       6,683,000
                                        ------------    ------------


NON-INTEREST INCOME
Service charges .....................        805,000         609,000
Increase in cash surrender value
      of bank-owned life insurance ..        266,000            --
Net security gains ..................         22,000          14,000
Other non-interest income ...........        561,000         530,000
                                        ------------    ------------
TOTAL NON-INTEREST INCOME ...........      1,654,000       1,153,000
                                        ------------    ------------

NON-INTEREST EXPENSES
Salaries and wages ..................      2,467,000       2,223,000
Employee benefits ...................        917,000         744,000
Occupancy and equipment expenses ....        925,000         879,000
Other real estate owned expenses, net        190,000         160,000
Other non-interest expenses .........      1,735,000       1,391,000
                                        ------------    ------------
TOTAL NON-INTEREST EXPENSES .........      6,234,000       5,397,000
                                        ------------    ------------
Income before income taxes ..........      3,157,000       2,439,000
Income taxes ........................       (916,000)       (716,000)
                                        ------------    ------------
NET INCOME ..........................   $  2,241,000    $  1,723,000
                                        ============    ============

Basic earnings per common share (1) .   $       1.46    $       1.11
                                        ============    ============

Average common shares outstanding (1)      1,535,092       1,559,108
                                        ============    ============



(1) Share and per share data has been adjusted for the effect of the 10% stock dividend distributed in May 1999.

See accompanying notes to unaudited consolidated interim financial statements.

                      Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Nine Months
                                                                        Ended September 30,


                                                                1999               1998
                                                          -------------------------------------
OPERATING ACTIVITIES
Net income ...............................................   $  2,241,000    $  1,723,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses ...........................        225,000         450,000
     Write down of other real estate owned ...............         12,000          83,000
     Gain on sales of other real estate owned ............        (47,000)           --
     Depreciation and amortization .......................        378,000         368,000
     Net increase in cash surrender value
           of bank-owned life insurance ..................        (12,000)       (100,000)
     Net security gains ..................................        (22,000)        (14,000)
     Increase in accrued interest receivable .............       (472,000)       (287,000)
     Increase  in other assets ...........................       (352,000)        (69,000)
     Increase in accrued
          expenses and other liabilities .................        268,000         217,000
                                                             ------------    ------------
                  NET CASH PROVIDED BY
                    OPERATING ACTIVITIES .................      2,219,000       2,371,000
                                                             ----------      ------------

INVESTING ACTIVITIES Proceeds from maturities and calls:
      Securities available for sale ......................      7,498,000      19,756,000
      Securities held to maturity ........................        528,000         609,000
Proceeds from sales of securities
       available for sale ................................      7,133,000      11,566,000
Purchases :
      Securities available for sale ......................    (21,126,000)    (42,491,000)
      Securities held to maturity ........................     (1,284,000)       (488,000)
Disbursements for loan originations, net of
       principal collections .............................     (6,476,000)     (3,441,000)
Purchases of Federal Home Loan Bank stock ................       (115,000)       (122,000)
Purchase of bank owned life insurance ....................           --        (6,008,000)
Net purchases of premises and equipment ..................       (528,000)       (454,000)
Proceeds from sales of other real estate owned ...........        465,000         462,000
                                                              ------------   ------------
          NET CASH USED IN
              INVESTING ACTIVITIES .......................    (13,905,000)    (20,611,000)
                                                              ------------   ------------
FINANCING ACTIVITIES
Net increase in deposits .................................     12,291,000      18,159,000
Increase in short-term debt ..............................      2,207,000          45,000
Cash dividends paid ......................................       (683,000)       (638,000)
Proceeds from Federal Home Loan Bank
       borrowing .........................................           --         5,000,000
Purchases and retirements of common stock ................       (243,000)       (142,000)
                                                             ------------    ------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES ......................     13,572,000      22,424,000
                                                             ------------    ------------
          NET INCREASE IN
               CASH AND CASH EQUIVALENTS .................      1,886,000       4,184,000
Cash and cash equivalents at beginning of period .........      8,203,000       7,163,000
                                                             ------------     ------------
Cash and cash equivalents at end of period ..................$ 10,089,000    $ 11,347,000
                                                             ============    ============

                                                                            (Continued)





                     Jeffersonville Bancorp and Subsidiary
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                 For the Nine Months
                                                 Ended September 30,
                                                  1999         1998
                                          -------------------------------
Supplemental imformation:
   Cash paid for:
          Interest .........................   $5,714,000   $5,586,000
          Income taxes .....................    1,052,000      799,000
Transfer of loans to other real estate owned      400,000      564,000


See accompanying notes to unaudited consolidated interim financial statements.

                             JEFFERSONVILLE BANCORP

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

       A.     Financial Statement Presentation

                  In the opinion of  Management of  Jeffersonville  Bancorp (the
              "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 1998 consolidated annual financial statements, including the notes thereto, which are included in the Company's 1998 Annual Report.


       B.     Earnings Per Share

                  Basic  earnings  per share  amounts were  calculated  based on weighted average common shares outstanding of 1,533,259 and 1,559,108, for the three month periods ended September 30, 1999 and 1998 respectively, and 1,535,092 and 1,559,108 for the nine month periods ended September 30, 1999 and 1998, respectively. There were no dilutive securities during these periods. All per share data has been restated for the effect of 10% stock dividend discussed in Note C.
                  In January 1999, the Board of Directors  allocated  $1,000,000 for the repurchase and retirement of common stock on the open market. As of September 30, 1999, a total of 10,478 shares have been repurchased and retired at a cost of $239,000.

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


       D.     Comprehensive Income

                  Statement of Financial  Accounting Standards ("SFAS") No. 130,
           "Reporting Comprehensive Income", defines comprehensive income as the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income currently represents net income and the net change during the period in net unrealized gains or losses on securities available for sale. The Company's accumulated other comprehensive income (loss) at September 30, 1999 and December 31, 1998 represents the after-tax net unrealized gain (loss) on securities available for sale.

                  Comprehensive income for the three month periods ended September 30, 1999 and 1998 was $628,000 and $913,000, respectively. Comprehensive income for the nine month periods ended September 30, 1999 and 1998 was $433,000 and $1,982,000, respectively. At the
           Company, comprehensive income represents net income plus other comprehensive income, which consists of net changes to unrealized gains and losses on available for sale securities for the period. The following summarizes the components of other comprehensive income
           (loss) for the nine month periods:



       Nine Months Ended September 30, 1999:


           Net unrealized holding losses arising
               during the period, net of tax
               (pre-tax amount of $2,992,000)                 $(1,795,000)

           Reclassification adjustment for net
               gains realized in net income during
               the period, net of tax
               (pre-tax amount of $22,000)                        (13,000)
                                                              -----------
           Other comprehensive loss
               (pre-tax loss of $3,013,000)                   $(1,808,000)

       Nine Months Ended September 30, 1998:

           Net unrealized holding losses arising
               during the period, net of tax
               (pre-tax amount of $445,000)                      $267,000
           Reclassification adjustment for net
               gains realized in net income during
               the period, net of tax
               (pre-tax amount of ($14,000))                       (8,000)
                                                              -----------
           Other comprehensive loss
               (pre-tax loss of $432,000)                        $259,000
                                                              ===========

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operation

       Forward-Looking Statements
                  When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions are inherently based upon predictions of future events and circumstances. Furthermore, form time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.


       A.     Overview - Financial Condition

                  During the period  from  December  31, 1998 to  September  30,
              1999, total assets increased $14,092,000 or 5.8%. Securities available for sale increased $3,462,000 or 3.9% during the nine month period. Net loans increased from $130,031,000 at year-end 1998 to $135,882,000 at September 30, 1999, an increase of $5,851,000 or 4.5%. Net loans increased $53,000 from June 30, 1999 to September 30, 1999, reflecting limited loan demand. Loan demand was unseasonably low in all areas of lending for the second and third quarters due to increased rate competition from other lenders.
                  Deposits  increased from  $198,114,000 at December 31, 1998 to
              $210,405,000  at September 30, 1999, an increase of $12,291,000 or
              6.2%. Deposits increased by $5,233,000 during the third quarter, which can be mainly attributed to the deposit of school taxes during late September into savings account which increased by $3,282,000.

              Third quarter growth of time deposits was $1,158,000.
              Such deposits helped to reduce the need for short-term borrowings which decreased to $2,500,000 from $4,900,000 during the quarter. Demand deposits increased from $31,287,000 at

              December  31,  1998 to  $33,825,000  at  September  30,  1999,  an
              increase of $2,538,000 or 8.1% primarily due to competitive consumer account service charges. Inflow of these lower cost deposits is important to offset the cost of the higher priced funds.
                  Total stockholders' equity of $23,017,000 at December 31, 1998 decreased  $493,000 or 2.1% to  $22,524,000 at September 30, 1999.
              This decrease was principally the result of net income of $2,241,000, less a decrease of $1,808,000 in accumulated other comprehensive income, cash dividend payments of $425,000, and common shares purchased and retired for $239,000.


B.     Provision for Loan Losses

                  The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $225,000 for the nine months ended September 30, 1999 compared to $450,000 for the nine months ended September 30, 1998. This decrease is primarily due to a decrease in non-accrual loans from $2,125,000 at September 30, 1998 to $881,000 at September 30, 1999. Total charge-offs for the 1999 nine month period were $223,000 compared to $252,000 for the same period in the prior year, while recoveries decreased from $153,000 for the nine month period in 1998 to $130,000 for the same period in 1999. The aforementioned charge-offs and recoveries resulted in net charge-offs of $93,000 for the first nine months of 1999 and $99,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

              Changes in the allowance for loan losses are summarized as follows the nine month periods ended September 30:

                                        1999            1998
                                        ----            ----

 Balance at beginning of period    $ 2,310,000     $ 1,862,000
 Provision for loan losses ......      225,000         450,000
 Loans charged off .............      (223,000)       (252,000)
 Recoveries ....................       130,000         153,000
                                   -----------     -----------
 Balance at end of period ......   $ 2,442,000     $ 2,213,000
                                   ===========     ===========


 Net charge-offs as a percentage
 of average outstanding loans ..          0.07%           0.08%


 Allowance for loan losses to:
    Total loans ................          1.77%           1.70%
    Total non-performing loans .         110.8%           65.5%



C.     Non Accrual and Past Due Loans


Non-performing loans are summarized as follows at September 30:


                                                                     1999          1998
                                                                     ----          ----
Non-accrual loans .............................................   $  881,000    $2,125,000
Loans past due 90 days or more and still accruing interest ....    1,322,000     1,254,000
                                                                   ---------     ---------

Total non-performing loans ....................................   $2,203,000    $3,379,000
                                                                  ==========    ==========
Non-performing loans as a percentage of total loans ...........         1.59%         2.59%
                                                                   ---------     ---------

     The effects of non-accrual and restructured loans on interest income were as follows for the nine months ended September 30:


                                                  1999      1998
                                                  ----      ----
Interest contractually due at original rates   $ 59,000   $153,000
Interest income recognized on a cash basis .     53,000     97,000
                                                 ------     ------
Interest income not recognized .............   $  6,000   $ 56,000
                                               ========   ========




                  As of September 30, 1999 and 1998, the recorded  investment in loans considered to be impaired under SFAS No.114 totaled $367,000 and $537,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.


D.       Capital

                  Under the Federal Reserve Bank's risk-based capital rules, the
              Company's Tier I risk-based capital was 16.6% and total risk-based capital was 17.8% of risk-weighted assets at September 30, 1999. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average total assets) of 9.5% at September 30, 1999 is well above the 4.0% minimum regulatory requirement.

              The   following   table  shows  the   Company's   actual   capital
              measurements compared to the minimum regulatory requirements at September 30, 1999.


TIER I CAPITAL

Stockholders' equity, excluding the after-tax net
   unrealized loss on securities available for sale     $ 24,069,000
TIER II CAPITAL
Allowance for loan losses1 ..........................      1,825,000
                         -                              ------------
Total risk-based capital ............................   $ 25,894,000
                                                        ------------
Risk-weighted assets2 ...............................   $145,420,000
                    -                                   ------------
Average total assets ................................   $253,908,000
                                                        ------------

RATIOS


Tier I risk-based capital (minimum 4.0%) ............           16.6%
Total risk-based capital (minimum 8.0%) .............           17.8%
Leverage (minimum 4.0%) .............................            9.5%


              1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation. 2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


E.     Results of Operations

              Three Month Results

                  Net income for the current third quarter was $730,000 compared to $579,000 for 1998, an increase of $151,000 or 26.08%. Increases of $272,000 in net interest income, a $237,000 increase in non-interest income and a decrease of $100,000 in the provision for loan losses, were partially offset by an increase of $416,000 in non-interest expenses and an increase of $42,000 in income taxes. Earnings per share for the third quarter of 1999 were $0.48 compared to $0.37 for the similar period of 1998.

                  The  increase  in net  interest  income was  primarily  due to investment portfolio income caused by the increased volume of investments. Non-interest income increased due to ATM transaction volume and other service charge fees.
                  Non-interest expense increases were attributed to ATM & credit card expense, normal salary expense and the director survivor income plan expense.

              Net Income

                  Net income for the first  nine  months of 1999 was  $2,241,000 compared to $1,723,000 for the same period in 1998, an increase of $518,000 or 30.1%. Increases of $1,062,000 in net interest income and $227,000 in non-interest income, and a decrease of $225,000 in the provisions for loan losses, were partially offset by increases of $837,000 in non-interest expenses and $200,000 in income tax expense. The Company's annualized return on average assets was 1.18% in the current nine month period compared to 1.02% in the same period last year. The return on average stockholders' equity was 12.98% and 10.16% for the first nine months of 1999 and 1998, respectively.

              Interest Income and Expense

                  Total  tax-equivalent  interest income  increased  $973,000 or
              7.40% in the first nine months of 1999 compared to the same period in 1998. Although the overall yield on interest earning assets was down 24 basis points from 8.20% for the nine months ended September 30, 1998 to 7.96% for the same period in 1999, interest income on earning assets increased as a result of an increase in average earning assets. The total average balance for earning assets was $236,509,000 for the nine month period ended September 30, 1999 compared to $213,745,000 for the same nine month period in 1998.
                  The overall yield on the loan portfolio  decreased by 19 basis points to 8.99% for the first nine months of 1999 from 9.18% for the same period in 1998. The average yield on real estate mortgage loans, the major portion of the loan portfolio, also decreased 17 basis points to 8.55% in 1999 from 8.72% for the 1998 nine month period due to higher rate mortgage loans being replaced by lower yielding loans. The tax equivalent yield on investment securities decreased 44 basis points from 7.00% in 1998 to 6.56% in 1999 due to lower reinvestment rates.

                  The yield on interest bearing liabilities decreased from 4.14%
              for the nine month period ended September 30, 1998 to 3.65% for the same period in 1999. The overall net interest margin increased 2 basis point from 4.73% in the first nine months of 1998 to 4.75% in the first nine months of 1999

              Non-Interest Income and Expense

                  Non-interest   income  for  the  first  nine  months  of  1999
              increased $227,000 or 19.7% compared to the same period in 1998. Changes in service charge policies and increases in cash surrender value on bank-owned life insurance accounted for most of the increase.

                  Non-interest  expenses  were  $6,234,000  for the  first  nine months of 1999 compared to $5,397,000 for the same period in 1998, an increase of $837,000 or 15.5%. This increase reflects a $244,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs, director survivor income plan expense and normal salary adjustments for the existing staff. Technology expenditures and costs associated with the new debit card program also contributed to the nine month increase.

              Year 2000


       F. Year 2000 or "Y2K" issues continue to be a top priority for the Company. The year 2000 issue refers to uncertainties regarding the ability of various software and hardware systems to interpret dates correctly after the beginning of the Year 2000. The Company utilizes and is dependent upon data processing systems and software in its normal course of business.
                  In 1997,  management of the Company  created a Y2K task force.
              This task force consists of senior management and representatives of all processing areas. A Y2K written plan was established. Goals of the Y2K Plan include identifying risks, testing data processing and other systems used by the Company, informing customers of the

              Y2K issues and risks, establishing a Contingency Plan for operations if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Board of Directors approved the Plan and reviews progress under the Plan at its regular meetings.
                  The Company has met its Y2K goals to date and believes it will continue to meet the goals of the Plan. By June 30, 1999, the Company had performed risk assessments; assessed the Y2K preparedness of major vendors and supplies as well as large customers; started its customer awareness program; had finished development of the Y2K Contingency Plan; and met its deadline of final testing of mission critical hardware and software.
                  The Y2K  Contingency  Plan calls for the  Company to  manually process banking transactions and to use other data processing methods in the event that Y2K efforts of the Company or its service providers are not successful. Delays in processing banking transactions would result if the Company were required to use manual processing or other methods instead of its normal computer processes. These delays could disrupt the normal business activities of the Company and its customers. The Company must assure that the computer systems it uses to process transactions are Y2K ready to avoid these disruptions.
                  Management  believes  that the cost of  resolving  Y2K  issues related to the Company's hardware and software will not be material to the Company's business, operations, liquidity, capital resources or financial condition based on information developed to date. At this time, the Company estimates that its total cash outlays in connection with Y2K compliance will not exceed $50,000, excluding costs of Company employees involved in Y2K compliance activities. Approximately $45,000 has been expended as of September 30, 1999.
                  Although the Company has  completed an  assessment  of the Y2K effects on its current commercial lending and other customers, the actual effect on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiary, and any resulting consequences to the Company, cannot be determined with any assurance. The Company's belief that it, and its primary vendors, will achieve Y2K compliance, is based on a number of assumptions and on statements made by third parties, which are subject to uncertainty. The Company is not able to predict the effects, if any, on the Company, financial markets or society in general of the public reaction to Y2K. Because of this uncertainty and reliance on assumptions and statements of the third parties, the Company cannot be assured that the results of its Y2K Plan will be achieved. Management presently believes, however, that the Company will be able to accomplish its Y2K goals and that the Company will be able to continue providing financial services for its customers into the 21st century.

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

                             JEFFERSONVILLE BANCORP



Date: November 12, 1999


                  ------------------------------------------
                                K. Dwayne Rhodes
                     Treasurer and Chief Accounting Officer