Form 10-K
period 1999-12-31
JEFFERSONVILLE BANCORP
filed 2000-03-31
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ----------------

                                  FORM 10-K

                              ----------------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999    Commission File Number: 0-19212

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

                        Common Stock, $0.50 Par Value

                               (Title of Class)

                       -------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's common stock (based upon the average bid and asked prices on March 13, 2000) held by non-affiliates was approximately $35,082,567.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

                                                 Number of Shares Outstanding
Class of Common Stock                                as of March 13, 2000
   $0.50 Par Value                                         1,525,329

                 ------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1999.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 25, 2000.

                            JEFFERSONVILLE BANCORP
                              INDEX TO FORM 10-K

                                    PART I

                                                                          PAGE

Item 1.  Business                                                          3-9

Item 2.  Properties                                                          9

Item 3.  Legal Proceedings                                                   9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                10

Item 6.  Selected Financial Data                                            10

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 7A. Quantitative and Qualitative Disclosures about Market Risk         10

Item 8.  Financial Statements and Supplementary Data                        10

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                10

                                   PART III

Item 10. Directors and Executive Officers of the Registrant                 10

Item 11. Executive Compensation                                             10

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                     10

Item 13. Certain Relationships and Related Transactions                     10

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                                11

         Signatures                                                         12

                                   PART I

ITEM 1. Business

General

     Jeffersonville Bancorp (the "Company") was organized as a New York Corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC" Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank"). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act

     The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982.The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has eight additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon and Wal*Mart (Monticello). The Bank is a full service institution employing approximately 116 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

Deposit and Loan Products

     Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts ) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank

     Loan Products. The Bank offers a broad range of commercial and consumer loan products designed to meet the banking needs of individual customers, businesses and municipalities. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

     Commercial Loans and Commercial Real Estate Loans. The Bank offers a variety of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customers, underwritten with terms and conditions reflective of risk profile objectives and corporate earnings requirements. These products are offered at all branch locations. Credit decisions are generally made on a decentralized basis. All loans are governed by a commercial loan policy which was developed to provide a clear framework for determining acceptable levels of credit risk, underwriting criteria, monitoring existing credits, and managing problem credit relationships. Credit risk control mechanisms have been established and are monitored closely for compliance by the internal auditor and an external loan review company.

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

     Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (credit cards, home equity lines of credit, unsecured revolving lines of credit) and closed-end credit secured and unsecured direct and indirect installment loans). Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

Supervision and Regulation

     Holding Company Regulation. The Company is a bank holding company, registered with Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Company and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

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

     The BHC Act prohibits the Federal Reserve from approving a bank holding company's application to acquire a bank or bank holding company located outside the state in which the deposits of its banking subsidiaries were greatest on the date the company became a bank holding company (New York in the case of the Company), unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. New York has adopted national reciprocal interstate banking legislation permitting New York based bank holding companies to acquire banks and bank holding companies in other states and allowing bank holding companies located in states with reciprocal legislation to acquire New York banks and bank holding companies. Under the provisions of the Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 (the "Interstate Banking Act"). The existing restrictions on interstate acquisitions of banks by bank holding companies, including the reciprocal interstate banking legislation adopted by the state of New York, have been repealed. This allows the Company and any other bank holding company located in New York to acquire a bank located in any other state, and a bank holding located outside New York is able to acquire any New York-based bank, in either case subject to certain deposit percentage and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability to either "opt in" or to prohibit interstate branching altogether.

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

     Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1997 (the "CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a subsidiary institution, to assess such institution's record in meeting the credit needs of the community served by that institution, including those of low and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or
(v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary institution of the applicant bank holding company, and such records may be the basis for denying the application.

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

     Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends to its stockholders, is dividends from the Bank . The Bank is required by the OCC to obtain prior approval for the payment of dividends to the Company if the total of all dividends declared the Bank in any year would exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year and the retained net profits (as defined) for the preceding two years, less any required transfers to surplus. There are also other statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as the Company to its stockholders. Without receiving dividends from the Bank the Company would not be in a position to pay dividends to its stockholders.

     If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), such agency may require, after notice and a hearing, that such institution cease and desist from such practice. The Federal Reserve, the OCC, and the FDIC, have indicated that paying dividends that deplete an institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), an insured institution may not pay any dividend if it is undercapitalized, or if such payment would cause it to become undercapitalized. See "Prompt Corrective Action" below. Moreover, the Federal Reserve, the OCC, and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     At December 31,1998 under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Holding Company of approximately $4,026,000 provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

     Transactions With Affiliates. There-are various regulatory restrictions on the extent to which the can borrow or otherwise obtain credit from the subsidiary bank. The Bank is limited in engaging in borrowing and other "covered transactions" with non-bank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 10% of the capital stock and surplus of such subsidiary bank; and (ii) in the case of all affiliates the aggregate amount of covered transactions of the subsidiary bank and its subsidiaries may not exceed 20% of the capital stock and surplus of such subsidiary bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateralization requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease, or sale of property or furnishing of services.

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

     As to the holding company, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may be subordinated debt, other preferred stock, and a limited amount of loss reserves. At December 31, 1998, the Company's consolidated Tier 1 Capital and Total Capital ratios were a 17.0% and 18.2%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio") of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1999 was 9.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

     The Bank is subject to risk-based and leverage capital requirements adopted by the OCC which substantially mirror the requirements applicable to the holding company. The Bank's capital ratios are substantially similar to those of the Company and as such, the Bank is also in compliance with all applicable minimum capital requirements.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action" below.

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

     Prompt Corrective Action: FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The regulators are required and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

     Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail. At December 31, 1999, the Bank had the requisite capital levels to qualify as well capitalized.

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

Number of Personnel

     At December 31, 1999, there were 116 persons employed by the Company and the Bank.

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

Supermarket Branches

The Bank leases space in Pecks Supermarkets in Livingston Manor, Narrowsburg and Callicoon, New York. The branch facilities occupy between 650 and 800 square feet each and the leases payments from approximately $7,500 to $10,500 per year. The Bank leases space in Wal*Mart in Monticello occupying 643 square feet with lease payments of $2,650 monthly.

ITEM 3. Legal Proceedings

      Community Bank of Sullivan County v. The First National Bank of Jeffersonville, John D. Hawke, Jr., in his official capacity as Comptroller of the Currency, (99 CIV 10933 (S.D.N.Y.))

     On October 29, 1999, Community Bank of Sullivan County ("Community Bank") filed a suit against the Client and John D. Hawke, Jr., in his official capacity as Comptroller of the Currency, in the United States District Court for the Southern District of New York seeking declaratory relief, injunctive relief, and compensatory damages relating to the Client's operation of a branch at a Wal-Mart store in Monticello, New York. No discovery has taken place in the matter. The court has set a schedule for the parties to file summary judgment papers. The Client denies all of the allegations made by Community Bank and intends to vigorously defend its interests in this matter.

     The Company and the Bank do not believe that the above proceedings will have an adverse or material effect on consolidated results of operations or Financial Condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Market for the registrant's common equity and related stockholders matters are found on page to page of this report.

ITEM 6.  Selected Financial Data

     Selected financial data information is located on pages to of this report

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's discussion and analysis of financial condition and results of operation are located on pages to of this report.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     The Required Information Is Provided In Schedule Titled Interest Rate
Risk.

ITEM 8.  Financial Statements and Supplementary Data

     Financial statements and supplementary data are found on pages to of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There has been no change in accountants within the 24 months prior to December 31, 1999, and there has not been any reported disagreements on any matter of accounting principles and practices or financial statement disclosure which would have led to a change in accountants.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

     See "Nomination of Directors and Election of Directors" on pages and 2 of the proxy statement, which are incorporated herein by reference.

ITEM 11. Executive Compensation

     See "Remuneration of Management and Others" on page of the proxy statement, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     See "Security Ownership of Certain Beneficial Owners and of Management" on page of the proxy statement, which is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     See "Director and Executive Officer Information", "Transactions with Management", and "Remuneration of Management and Others" on pages of the proxy statement, which are incorporated herein by reference.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Consolidated financial statements and schedules of the Company and Bank.

       The following consolidated financial statements herein:

       Consolidated Balance Sheets -- December 31, 1999 and 1998

       Consolidated Statements of Income
       Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Changes in Stockholders' Equity
       Years Ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows
       Years Ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

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

21.1 Subsidiaries of the Company -- as Discussed in Section I, Item I, Description of Business;
         The Company owns 100% of the Equity Securities of the Bank.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2000                  By: /s/ Arthur E. Keesler
                                           Chairman of the Board and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                       Title                     Date

/s/ Arthur E. Keesler
_______________________        Chairman of the Board and        March 17, 2000
Arthur E. Keesler              President-Director

/s/ John M. Riley
_______________________        Treasurer                        March 17, 2000
John M. Riley

/s/ John K. Gempler
_______________________        Director                         March 17, 2000
John K. Gempler

/s/ Edward T. Sykes
_______________________        Director                         March 17, 2000
Edward T. Sykes

/s/ Raymond Walter
_______________________        Vice President-Director          March 17, 2000
Raymond Walter

/s/ Earle A. Wilde
_______________________        Director                         March 17, 2000
Earle A. Wilde

/s/ James F. Roche
_______________________        Director                         March 17, 2000
James F. Roche

/s/ John W. Galligan
_______________________        Director                         March 17, 2000
John W. Galligan