Form 10-Q
period 2000-03-31
JEFFERSONVILLE BANCORP
filed 2000-05-15
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000            Commission File Number: 0-19212

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

Yes _X_       No ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
Class of Common Stock                                  as of May 2, 2000

  $0.50 par value                                         1,524,129

                              INDEX TO FORM 10-Q

                                                                        Page

Part 1

  Item 1 Consolidated Interim Financial Statements (Unaudited)

         Consolidated Balance Sheets at
         March 31, 2000 and December 31, 1999                           1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and 1999                           2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2000 and 1999                           3-4

         Notes to Consolidated Interim Financial Statements             5-7

  Item 2 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-16

  Item 3 Quantitative and Qualitative Disclosures about Market Risk     16-18

Part 2

  Item 1 Legal Proceedings                                              NONE

  Item 2 Changes in Securities and Use of Proceeds                      NONE

  Item 3 Defaults upon Senior Securities                                NONE

  Item 4 Submission of Matters to a Vote of Security Holders            NONE

  Item 5 Other Information                                              NONE

  Item 6 Exhibits and Reports on Form 8-K                               NONE

  Signatures                                                            19

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets

                                                                    March 31,      December 31,   Dollar Change       % Change
                                                                    2000           1999

                                                                    (Unaudited)

ASSETS
Cash and  due from banks                                            $ 13,102,000   $  9,104,000   $3,998,000           43.91%
Securities available for sale, at fair value                          87,365,000     88,847,000   (1,482,000)          -1.67%
Securities held to maturity, estimated fair value of $4,769,000
  in 2000 and $3,755,000 in 1999                                       6,045,000      4,730,000    1,315,000           27.80%
Loans, net of allowance for loan losses of $2,367,000
  in 2000 and $2,336,000 in 1999                                     139,952,000    137,925,000    2,027,000            1.47%
Accrued interest receivable                                            2,025,000      1,726,000      299,000           17.32%
Premises and equipment, net                                            3,003,000      2,984,000       19,000            0.64%
Federal Home Loan Bank stock                                           1,628,000      1,628,000            0            0.00%
Other real estate owned                                                  832,000        693,000      139,000           20.06%
Cash surrender value of bank-owned life insurance                      6,685,000      6,265,000      420,000            6.70%
Other assets                                                           3,359,000      3,058,000      301,000            9.84%

      TOTAL ASSETS                                                  $263,996,000   $256,960,000   $7,036,000            2.74%

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Demand deposits (non-interest  bearing)                         $ 34,510,000   $ 33,278,000   $1,232,000            3.70%
    NOW and super NOW accounts                                        32,783,000     28,092,000    4,691,000           16.70%
    Savings and insured money market deposits                         61,880,000     58,382,000    3,498,000            5.99%
    Time deposits                                                     84,609,000     81,851,000    2,758,000            3.37%

      TOTAL DEPOSITS                                                 213,782,000    201,603,000   12,179,000            6.04%

  Federal Home Loan Bank borrowings                                   20,000,000     20,000,000            0            0.00%
  Short-term debt                                                      6,026,000     11,981,000   (5,955,000)         -49.70%
  Accrued expenses and other liabilities                               1,951,000      1,375,000      576,000           41.89%

      TOTAL LIABILITIES                                              241,759,000    234,959,000    6,800,000            2.89%

Stockholders' equity:
  Series A preferred stock, no par value:
    2,000,000 shares authorized, none issued                                -              -
  Common stock, $0.50 par value; 2,225,000 shares
    authorized ; 1,593,948 shares and 1,596,978 shares
    issued at March 31, 2000 and December 31,
    1999, respectively                                                   797,000        798,000       (1,000)          -0.13%
  Paid-in capital                                                      8,170,000      8,232,000      (62,000)          -0.75%
  Treasury stock, at cost; 68,619 shares at  March 31, 2000
    and 68,619 shares at December 31, 1999                              (206,000)      (206,000)
  Retained earnings                                                   15,978,000     15,500,000      478,000            3.08%
  Accumulated other comprehensive income(loss)                        (2,502,000)    (2,323,000)    (179,000)           7.71%

      TOTAL STOCKHOLDERS' EQUITY                                      22,237,000     22,001,000      236,000            1.07%


      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                        $263,996,000   $256,960,000   $7,036,000            2.74%


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,

                                                               2000            1999

INTEREST INCOME
Loan interest and fees                                         $3,146,000      $3,023,000
Securities:
  Taxable                                                       1,189,000       1,161,000
  Non-taxable                                                     328,000         299,000
Federal funds sold                                                 15,000           8,000

TOTAL INTEREST INCOME                                           4,678,000       4,491,000


INTEREST EXPENSE
Deposits                                                        1,653,000       1,620,000
Federal Home Loan Bank borrowings                                 291,000         282,000
Other                                                              39,000          18,000

TOTAL INTEREST EXPENSE                                          1,983,000       1,920,000

NET INTEREST INCOME                                             2,695,000       2,571,000
Provision for loan losses                                          75,000          75,000

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     2,620,000       2,496,000

NON-INTEREST INCOME
Service charges                                                   314,000         226,000
Increase in cash surrender value
  of bank-owned life insurance                                     86,000          87,000
Net security gains                                                      0           7,000
Other non-interest income                                         157,000         107,000

TOTAL NON-INTEREST INCOME                                         557,000         427,000

NON-INTEREST EXPENSES
Salaries and wages                                                817,000         742,000
Employee benefits                                                 388,000         303,000
Occupancy and equipment expenses                                  345,000         293,000
Other real estate owned expenses, net                              78,000          53,000
Other non-interest expenses                                       550,000         499,000

TOTAL NON-INTEREST EXPENSES                                     2,178,000       1,890,000

Income before income taxes                                        999,000       1,033,000
Income taxes                                                     (247,000)       (285,000)

NET INCOME                                                     $  752,000      $  748,000

Basic earnings per common share                                $     0.49      $     0.49

Average common shares outstanding                               1,526,230       1,538,207


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                2000              1999

OPERATING ACTIVITIES
Net income                                                      $   752,000       $    748,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Provision for loan losses                                          75,000             75,000
  Write down of other real estate owned                               5,000                  0
  Gain on sales of other real estate owned                           (9,000)           (30,000)
  Depreciation and amortization                                     125,000            124,000
  Net increase in cash surrender value
    of bank-owned life insurance                                    (70,000)           (84,000)
  Net security gains                                                      0             (7,000)
  Increase in accrued interest receivable                          (299,000)          (370,000)
  Increase in other assets                                         (177,000)          (232,000)
  Increase(decrease) in accrued
    expenses and other liabilities                                  576,000           (128,000)

      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                        978,000             96,000

INVESTING ACTIVITIES
Proceeds from maturities and calls:
  Securities available for sale                                   1,179,000          2,980,000
  Securities held to maturity                                       265,000            238,000
Proceeds from sales of securities
  available for sale                                                      0          4,600,000
Purchases:
  Securities available for sale                                           0        (10,720,000)
  Securities held to maturity                                    (1,580,000)          (443,000)
Disbursements for loan originations, net of
  principal collections                                          (2,304,000)        (6,895,000)
Purchase of bank-owned life insurance                              (350,000)                 0
Purchases of Federal Home Loan Bank stock                                 0            (40,000)

Net purchases of premises and equipment                            (144,000)          (110,000)
Proceeds from sales of other real estate owned                       67,000            197,000

      NET CASH USED IN
        INVESTING ACTIVITIES                                     (2,867,000)       (10,193,000)

FINANCING ACTIVITIES
Net increase in deposits                                         12,179,000          6,908,000
Increase(decrease) in short-term debt                            (5,955,000)         2,887,000
Cash dividends paid                                                (274,000)          (223,000)
Purchases and retirements of common stock                           (63,000)          (213,000)

      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                      5,887,000          9,359,000

      NET INCREASE(DECREASE) IN
        CASH AND CASH EQUIVALENTS                                 3,998,000           (738,000)
Cash and cash equivalents at beginning of period                  9,104,000          8,203,000

Cash and cash equivalents at end of period                      $13,102,000       $  7,465,000

                                                                (Continued)       (Continued)


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)

                                                                   For the Three Months
                                                                      Ended March 31,
                                                                2000              1999

Supplemental imformation:
  Cash paid for:
    Interest                                                    $ 1,986,000       $  1,900,000
    Income taxes                                                     65,000            276,000
Transfer of loans to other real estate owned                        202,000            227,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                March 31, 2000

                                 (Unaudited)

A. Financial Statement Presentation

     In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 1999 Annual Report.

B. Earnings per Share

     Basic earnings per share amounts were calculated for the three month periods ended March 31, 2000 and 1999 based on weighted average common shares outstanding of 1,526,230 and 1,538,207, respectively. There were no dilutive securities during either period.

C. Comprehensive Income

     Comprehensive income includes the reported net income adjusted for certain items that are accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income represents net income and the net change during the period in net unrealized gains and losses on securities available for sale. The Company's accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale at the balance sheet date.

     Comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $573,000 and $498,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for each period:

Three Months Ended March 31, 2000:

Net unrealized holding losses arising during the period,
net of tax (pre-tax amount of $303,000)                           ($179,000)
Reclassification adjustment for net gains realized in net
income during the period, net of tax (pre-tax amount of $0)               0

Other comprehensive loss (pre-tax amount of $303,000)            $ (179,000)


Three Months Ended March 31, 1999:

Net unrealized holding losses arising during the period,
net of tax (pre-tax amount of $420,000)                           $(246,000)
Reclassification adjustment for net gains realized in net
income during the period, net of tax (pre-tax amount of $7,000)      (4,000)

Other comprehensive loss (pre-tax amount of $427,000)            $ (250,000)

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter for 1999, the FASB issued SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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

     During the period from December 31, 1999 to March 31, 2000, total assets increased $7,036,000 or 2.7%. Short-term debt (primarily Federal Home Loan Bank borrowings) decreased 6,000,000 from $11,400,000 at December 31, 1999. The funds were originally borrowed to enhance liquidity, eliminating the need to sell higher yielding securities. Securities available for sale decreased through maturities by $1,482,000 or 1.67%. Net loans increased from $137,925,000 at year end 1999 to $139,952,000 at March 31, 2000, an increase of $2,027,000 or 1.47%. Loan demand was modest during the first quarter.

     Deposits increased from $201,603,000 at December 31, 1999 to
$213,782,000 at March 31, 2000, an increase of $12,179,000 or 6.0%. Growth occurred in all deposit categories. Demand deposits increased from $33,278,000 at December 31, 1999 to $34,510,000 at March 31, 2000, an
increase of $1,232,000 or 3.7%. These lower cost deposits are an important offset to the cost of higher priced funds, and allowed the repayment of short term borrowings.

     Total stockholders' equity increased $236,000 or 1.07% from $22,001,000 at December 31, 1999 to $22,237,000 at March 31, 2000. This increase was the result of net income of $752,000, less a decrease of $179,000 in accumulated other comprehensive income, cash dividends of $274,000, and purchases and retirements of common stock for $63,000.

B. Provision for Loan Losses

     The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $75,000 for the three months ended March 31, 2000 compared to $75,000 for the three months ended March 31, 1999. Total charge offs for the 2000 three month period were $91,000 compared to $101,000 for the same period in the prior year, while recoveries increased from $38,000 for the 1999 period to $47,000 for the 2000 period. The amounts represent a net charge-off of $44,000 in the first quarter of 2000 verses a net charge-off of $63,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended March 31:

                                           March 31,         December 31,
                                           2000              1999

Balance at beginning of period             $2,336,000        $2,310,000
Provision for loan losses                      75,000           300,000
Loans charged off                             (91,000)         (445,000)
Recoveries                                     47,000           171,000

Balance at end of period                   $2,367,000        $2,336,000

Net (charge-offs) as a percentage
  of average outstanding loans                  (0.12%)           (0.20%)
Allowance for loan losses to:
  Total loans                                    1.66%             1.67%
  Total non-performing loans                     89.1%            123.6%

C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at March 31:

                                                            March 31,           December 31,
                                                            2000                1999

Non-accrual loans                                           $  919,000          $  790,000
Loans past due 90 days or more and still accruing interest   1,737,000           1,100,000

Total non-performing loans                                  $2,656,000          $1,890,000

Non-performing loans as a percentage of total loans                1.9%                1.3%


     As of March 31, 2000 and 1999, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $670,000 and $714,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D. Capital

     In January 2000, the Board of Directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. The cost of repurchased shares through March 31, 2000 totalled $63,000.

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.7% and total risk-based capital was 17.9% of risk-weighted assets at March 31, 2000. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.6% at March 31, 2000 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2000.

TIER I CAPITAL

Stockholders' equity, excluding the after-tax
net unrealized loss on securities available for sale         $ 24,738,000


TIER II CAPITAL

Allowance for loan losses 1                                     1,859,000

Total risk-based capital                                     $ 26,597,000

Risk-weighted assets 2                                       $148,215,000

Average assets                                               $258,491,000


RATIOS

Tier I risk-based capital (minimum 4.0%)                             16.7%
Total risk-based capital (minimum 8.0%)                              17.9%
Leverage (minimum 4.0%)                                               9.6%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E. Result of Operations

     Net income for the first three months of 2000 increased by $4,000 to $752,000 compared to $748,000 for the same period in 1999. Increases of $138,000 in net interest income and $167,000 in non-interest income were partially offset by an increase of $288,000 in non-interest expenses. The Company's annualized return on average assets was 1.2% in the current quarter compared to 1.2% in the same period last year. The return on average stockholders' equity was 13.8% and 12.7% for the first three months of 2000 and 1999, respectively.

     Tax equivalent interest income increased $72,000 or 4.5% in the first three months of 2000 compared to the same period in 1999. The yield on investment securities increased 19 basis points from 6.59% in 1999 to 6.78% in 2000. The yield on the total loan portfolio decreased by 5 basis in the quarter ended March 31, 2000 compared to the first quarter of 1999. Commercial Loan and Home Equity rates increased slightly. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 4 basis points to 8.47% from 8.51% for the three month period. The overall yield on interest earning assets increased 6 basis points from 7.96% for the three months ended March 31, 1999 to 8.02% for the same period in 2000. The increase in interest income on earning assets for the first quarter resulted from an increase in average earning assets. The total average balance for earning assets was $241,735,000 for the three month period ended March 31, 2000 compared to $233,316,000 for the same three month period in 1999, an increase of $8,419,000 or 3.6%. An increase in loans of $6,406,000 accounted for 76.1% of this increase.

     The yield on interest bearing liabilities remained static for the three month period ended March 31, 1999 as compared to the same period in 2000. The overall net interest margin increased 7 basis points from 4.67% in the first quarter of 1999 to 4.74% in the first quarter of 2000. Other non-interest income increased by $20,000 due to the introduction of the new debit card program last year.

     Non-interest expenses were $2,178,000 for the first three months of 2000 compared to $1,890,000 for the same period in 1999, an increase of $288,000 or 15.0%. This increase reflects a $160,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments related to the addition of the Wurtsboro and Wal*Mart branches . Similarly other categories of non-interest expense increased by $128,000 for the three months ended March 31, 2000 resulting from the additional two new branches.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The subsidiary Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the subsidiary Bank manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the subsidiary Bank's financial condition and results of operation. The subsidiary Bank does not currently have a trading portfolio or use derivative to manage market and interest rate risk.

     The subsidiary Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The Committee, comprised of senior management, has developed policies to measures, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

     In managing exposure, the subsidiary Bank uses interest rate sensitivity models that measure both net gap exposure and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The committee utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates of 300 basis point shock over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the repayment rate of certain assets and liabilities.

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. At March 31, 200 the Company had a negative one year cumulative gap position.

     The cumulative gap analysis is merely a snapshot a particular date and does not fully reflect that certain assets and liabilities may have similar repricing periods but may in fact reprice at different times within the period and at differing rate levels. Management, therefore, uses the interest rate sensitivity gap only as a general indicator of the potential effects of interest rate changes of net interest income. Management believes that the gap analysis is a useful tool only when used in conjunction with its simulation model and other tools for analyzing and managing interest rate risk.

     As of March 31, 2000 the subsidiary Bank was in a liability sensitive position, which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative interest rate sensitivity gap as of March 31, 2000 was1.47% of total assets

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                            ______________________
                                John M. Riley
                                  Treasurer

May 11,2000