Form 10-Q
period 2000-06-30
JEFFERSONVILLE BANCORP
filed 2000-08-14
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000             Commission File Number: 0-19212

                            JEFFERSONVILLE BANCORP
            (Exact name of Registrant as specified in its charter)

           New York                                    22-2385448
(State or other jurisdiction of            (I.R.S. Employer identification No.)
incorporation or organization)

P.O. Box 398, Jeffersonville,  New York                                12748
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code                (845) 482-4000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_       No ___

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                              Number of Shares Outstanding
Class of Common Stock                             as of August 8, 2000
  $0.50 par value                                      1,520,643

                              INDEX TO FORM 10-Q

                                                                          Page

Part 1

Item 1 Consolidated Interim Financial Statements (Unaudited)

       Consolidated Balance Sheets at
       June 30, 2000 and December 31, 1999                                1

       Consolidated Statements of Income for the Three
       Months Ended June 30, 2000 and 1999                                2

       Consolidated Statements of Income for the Six
       Months Ended June 30, 2000 and 1999                                3

       Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 2000 and 1999                                3-4

       Notes to Consolidated Interim Financial Statements                 5-7

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                8-14

Item 3 Quantitative and Qualitative Disclosures about Market Risk         15-16

Part 2

  Item 1 Legal Proceedings                                                NONE

  Item 2 Changes in Securities and Use of Proceeds                        NONE

  Item 3 Defaults upon Senior Securities                                  NONE

  Item 4 Submission of Matters to a Vote of Security Holders              NONE

  Item 5 Other Information                                                NONE

  Item 6 Exhibits and Reports on Form 8-K                                 NONE

  Signatures                                                              19

                                                                                    Jeffersonville Bancorp and Subsidiary
                                                                                         Consolidated Balance Sheets

                                                                                     June 30,              December 31,
                                                                                     2000                  1999

                                                                                     (Unaudited)

ASSETS
Cash and  due from banks                                                             $ 12,342,000          $  9,104,000
Securities available for sale, at fair value                                           84,762,000            88,847,000
Securities held to maturity, estimated fair value of $6,649,000
     in 2000 and $3,755,000 in 1999                                                     6,614,000             4,730,000
Loans, net of allowance for loan losses of $2,428,000
     in 2000 and $2,336,000 in 1999                                                   144,425,000           137,925,000
Accrued interest receivable                                                             1,327,000             1,726,000
Premises and equipment, net                                                             2,921,000             2,984,000
Federal Home Loan Bank stock                                                            1,628,000             1,628,000
Other real estate owned                                                                   550,000               693,000
Cash surrender value of bank-owned life insurance                                       6,760,000             6,265,000
Other assets                                                                            3,611,000             3,058,000

           TOTAL ASSETS                                                              $264,940,000          $256,960,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                      $ 40,181,000          $ 33,278,000
        NOW and super NOW accounts                                                     29,203,000            28,092,000
        Savings and insured money market deposits                                      62,535,000            58,382,000
        Time deposits                                                                  87,800,000            81,851,000

           TOTAL DEPOSITS                                                             219,719,000           201,603,000

     Federal Home Loan Bank borrowings                                                 20,000,000            20,000,000
     Short-term debt                                                                      627,000            11,981,000
     Accrued expenses and other liabilities                                             1,609,000             1,375,000

           TOTAL LIABILITIES                                                          241,955,000           234,959,000

Stockholders' equity:
        Series A preferred stock, no par value:
           2,000,000 shares authorized, none issued                                             -                     -
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,589,262 shares and 1,596,978 shares
           issued at June 30, 2000 and December 31,
           1999, respectively                                                             795,000               798,000
        Paid-in capital                                                                 8,072,000             8,232,000
        Treasury stock, at cost; 68,619 shares at  June 30, 2000
           and  68,619 shares at December 31, 1999                                       (206,000)             (206,000)
        Retained earnings                                                              16,582,000            15,500,000
        Accumulated other comprehensive income(loss)                                   (2,258,000)           (2,323,000)

           TOTAL  STOCKHOLDERS' EQUITY                                                 22,985,000            22,001,000

           TOTAL LIABILITIES  AND STOCKHOLDERS'

           EQUITY                                                                    $264,940,000          $256,960,000

See accompanying notes to unaudited consolidated interim financial statements.


                                                            Jeffersonville Bancorp and Subsidiary
                                                              Consolidated Statements of Income
                                                                          (Unaudited)

                                                                      For the Three Months
                                                                          Ended June 30,
                                                               2000                           1999

INTEREST INCOME
Loan interest and fees                                         $3,322,000                     $3,129,000
Securities:
     Taxable                                                    1,203,000                      1,087,000
     Non-taxable                                                  326,000                        307,000
Federal funds sold                                                 17,000                         28,000

TOTAL INTEREST INCOME                                           4,868,000                      4,551,000


INTEREST EXPENSE
Deposits                                                        1,727,000                      1,601,000
Federal Home Loan Bank borrowings                                 288,000                        285,000
Other                                                              53,000                         11,000

TOTAL INTEREST EXPENSE                                          2,068,000                      1,897,000

NET INTEREST INCOME                                             2,800,000                      2,654,000
Provision for loan losses                                          75,000                         75,000

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                  2,725,000                      2,579,000


NON-INTEREST INCOME

Service charges                                                   313,000                        292,000
Increase in cash surrender value
     of bank-owned life insurance                                  91,000                         91,000
Net security gains                                                      -                          8,000
Other non-interest income                                         269,000                        153,000

TOTAL NON-INTEREST INCOME                                         673,000                        544,000


NON-INTEREST EXPENSES

Salaries and wages                                                957,000                        791,000
Employee benefits                                                 395,000                        322,000
Occupancy and equipment expenses                                  369,000                        293,000
Other real estate owned expenses, net                             113,000                         57,000
Other non-interest expenses                                       647,000                        563,000

TOTAL NON-INTEREST EXPENSES                                     2,481,000                      2,026,000

Income before income taxes                                        917,000                      1,097,000
Income taxes                                                      (38,000)                      (334,000)

NET INCOME                                                     $  879,000                     $  763,000

Basic earnings per common share                                $     0.58                     $     0.50

Average common shares outstanding                               1,523,602                      1,533,809


See accompanying notes to unaudited consolidated interim financial statements.


                                                               Jeffersonville Bancorp and Subsidiary
                                                                 Consolidated Statements of Income
                                                                           (Unaudited)

                                                                        For the Six Months
                                                                          Ended June 30,
                                                               2000                           1999

INTEREST INCOME
Loan interest and fees                                         $6,468,000                     $6,152,000
Securities:
     Taxable                                                    2,392,000                      2,248,000
     Non-taxable                                                  654,000                        606,000
Federal funds sold                                                 32,000                         36,000

TOTAL INTEREST INCOME                                           9,546,000                      9,042,000


INTEREST EXPENSE
Deposits                                                        3,380,000                      3,221,000
Federal Home Loan Bank borrowings                                 579,000                        567,000
Other                                                              92,000                         29,000

TOTAL INTEREST EXPENSE                                          4,051,000                      3,817,000

NET INTEREST INCOME                                             5,495,000                      5,225,000
Provision for loan losses                                         150,000                        150,000
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                  5,345,000                      5,075,000


NON-INTEREST INCOME
Service charges                                                   627,000                        518,000
Increase in cash surrender value
      of bank-owned life insurance                                177,000                        178,000
Net security gains                                                      -                         15,000
Other non-interest income                                         426,000                        260,000

TOTAL NON-INTEREST INCOME                                       1,230,000                        971,000


NON-INTEREST EXPENSES
Salaries and wages                                              1,774,000                      1,533,000
Employee benefits                                                 783,000                        625,000
Occupancy and equipment expenses                                  714,000                        586,000
Other real estate owned expenses, net                             191,000                        110,000
Other non-interest expenses                                     1,197,000                      1,062,000

TOTAL NON-INTEREST EXPENSES                                     4,659,000                      3,916,000

Income before income taxes                                      1,916,000                      2,130,000
Income taxes                                                     (285,000)                      (619,000)

NET INCOME                                                     $1,631,000                     $1,511,000

Basic earnings per common share                                $     1.07                     $     0.98

Average common shares outstanding                               1,523,602                      1,536,008


See accompanying notes to unaudited consolidated interim financial statements.

                                                                  Jeffersonville Bancorp and Subsidiary
                                                                  Consolidated Statements of Cash Flows
                                                                             (Unaudited)

                                                                          For the Six Months
                                                                             Ended June 30,
                                                                     2000               1999

OPERATING ACTIVITIES
Net income                                                           $  1,631,000       $  1,511,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                            150,000            150,000
     Write down of other real estate owned                                 50,000             12,000
     Gain on sales of other real estate owned                             (80,000)           (34,000)
     Depreciation and amortization                                        308,000            251,000
     Net increase in cash surrender value
          of bank-owned life insurance                                   (145,000)          (135,000)
     Net security gains                                                         -            (15,000)
     Decrease (increase) in accrued interest receivable                   368,000           (161,000)
     Increase  (decrease) in other assets                                (609,000)            69,000
     Increase in accrued
          expenses and other liabilities                                  234,000            376,000

               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                1,907,000          2,024,000


INVESTING ACTIVITIES Proceeds from maturities and calls:

     Securities available for sale                                      4,230,000          5,301,000
     Securities held to maturity                                          525,000            441,000
Proceeds from sales of securities
     available for sale                                                         -          6,330,000
Purchases :
     Securities available for sale                                              -        (16,961,000)
     Securities held to maturity                                       (2,410,000)          (579,000)
Disbursements for loan originations, net of
     principal collections                                             (6,840,000)        (6,215,000)
Purchases of Federal Home Loan Bank stock                                       -            (40,000)
Purchase of bank owned life insurance                                    (350,000)                 -
Net purchases of premises and equipment                                  (234,000)          (220,000)
Proceeds from sales of other real estate owned                            362,000            311,000

          NET CASH USED IN
               INVESTING ACTIVITIES                                    (4,717,000)       (11,632,000)

FINANCING ACTIVITIES
Net increase in deposits                                               18,115,000          7,058,000
Increase (decrease) in short-term debt                                (11,355,000)         4,572,000
Cash dividends paid                                                      (549,000)          (453,000)
Purchases and retirements of common stock                                (163,000)          (243,000)

          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                     6,048,000         10,934,000

          NET INCREASE IN
               CASH AND CASH EQUIVALENTS                                3,238,000          1,326,000
Cash and cash equivalents at beginning of period                        9,104,000          8,203,000

Cash and cash equivalents at end of period                           $ 12,342,000       $  9,529,000

                                                                               (Continued)


                                                                 Jeffersonville Bancorp and Subsidiary
                                                           Consolidated Statements of Cash Flows, Continued
                                                                             (Unaudited)

                                                                           For the Six Months
                                                                              Ended June 30,

                                                                     2000               1999

Supplemental imformation:
   Cash paid for:
          Interest                                                   $  4,059,000       $  3,833,000
          Income taxes                                                    470,000            631,000
Transfer of loans to other real estate owned                              189,000            267,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

A. Financial Statement Presentation

     In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 1999 consolidated year-end financial statements, including notes thereto, which are included in the Company's 1999 Annual Report.

B. Earnings per Share

     Basic earnings per share amounts were calculated for the three month periods ended June 30, 2000 and 1999 based on weighted average common shares outstanding of 1,523,602 and 1,533,809, respectively. Basic earnings per share amounts were calculated for the six month periods ended June 30, 2000 and 1999 based on weighted average common shares outstanding of 1,524,916 and 1,536,008, respectively. There were no dilutive securities during either period.

C. Comprehensive Income

     Comprehensive income includes the reported net income adjusted for certain items that are accounted for as direct entries to equity, such as unrealized gains and losses on securities available for sale, foreign currency items and minimum pension liability adjustments. For the Company, comprehensive income represents net income and the net change during the period in net unrealized gains and losses on securities available for sale. The Company's accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale at the balance sheet date, net of tax.

     Comprehensive income (loss) for the three-month periods ended June 30, 2000 and 1999 was $1,126,000 and $(693,000), respectively. Comprehensive income (loss) for the six-month periods ended June 30, 2000 and 1999 was $1,696,000 and $(195,000), respectively. The following summarizes the components of the Company's other comprehensive income (loss) for the six-month periods:

Six Months Ended June 30, 2000:

Net unrealized holding gains arising during the period, net of tax
     (pre-tax amount of $108,000)                                   $    65,000
Reclassification adjustment for net gains realized in net income
     during the period, net of tax (pre-tax amount of $0)           $         -

Other comprehensive income (pre-tax amount of $108,000)             $    65,000

Six Months Ended June 30, 1999:

Net unrealized holding gains arising during the period, net of tax
     (pre-tax amount of $2,828,000)                                 $(1,697,000)
Reclassification adjustment for net gains realized in net income
     during the period, net of tax (pre-tax amount of $15,000)      $    (9,000)

Other comprehensive income (pre-tax amount of $2,843,000)           $(1,706,000)

D. New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, and Amendment to FASB Statement No. 133". This statement includes the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management is currently evaluating the impact of SFAS No. 133, as amended by SFAS No. 138, on the Company's consolidated financial statements.

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

     During the period from December 31, 1999 to June 30, 2000, total assets increased $7,980,000 or 3.1%. Short-term debt (primarily Federal Home Loan Bank borrowings) decreased $11,354,000 from $11,981,000 at December 31, 1999. The funds were originally borrowed to enhance liquidity, eliminating the need to sell higher yielding securities. Securities available for sale decreased by $4,085,000 or 4.60% primarily due to maturities. Net loans increased from $137,925,000 at year end 1999 to $144,425,000 at June 30, 2000, an increase of $6,500,000 or 4.71%.

     Deposits increased from $201,603,000 at December 31, 1999 to $219,719,000 at June 30, 2000, an increase of $18,116,000 or 9.0%. Growth occurred in all deposit categories. Demand deposits increased from $33,278,000 at December 31, 1999 to $40,181,000 at June 30, 2000, an increase of $6,903,000 or 20.7%. These lower cost deposits are an important offset to the cost of higher priced funds, and allowed the repayment of short term borrowings.

     Total stockholders' equity increased $984,000 or 4.5% from $22,001,000 at December 31, 1999 to $22,985,000 at June 30, 2000. This increase was the result of net income of $1,631,000, plus a decrease of $65,000 in accumulated other comprehensive loss, less cash dividends of $549,000, and purchases and retirements of common stock of $163,000.

B. Provision for Loan Losses

     The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $150,000 for the six months ended June 30, 2000 and 1999. Total charge offs for the 2000 six month period were $160,000 compared to $141,000 for the same period in the prior year, while recoveries decreased from $107,000 for the 1999 period to $102,000 for the 2000 period. The amounts represent a net charge-off of $58,000 in the first six months of 2000 versus a net charge-off of $34,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended June 30:
                                                 2000              1999

Balance at beginning of period                   $2,336,000        $2,310,000
Provision for loan losses                           150,000           150,000
Loans charged off                                  (160,000)         (141,000)
Recoveries                                          102,000           107,000

Balance at end of period                         $2,428,000        $2,426,000

Net charge-offs as a percentage
of average outstanding loans                           0.04%             0.05%
Allowance for loan losses to:
   Total loans                                         1.65%             1.75%
   Total non-performing loans                          96.2%            122.6%

C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at June 30:

                                              June 30,             June 30,
                                              2000                 1999

Non-accrual loans                             $  689,000           $1,009,000
Loans past due 90 days or more
and still accruing interest                    1,835,000              969,000

Total non-performing loans                    $2,524,000           $1,978,000

Non-performing loans as a
percentage of total loans                            1.7%                 1.4%


     The effects of non-accrual and restructured loans on interest income were as follows for the six months ended June 30:

                                                  2000                1999

Interest contractually due at original rates      17,000              56,000
Interest income recognized                         7,000              38,000
Interest income not recognized                    10,000              18,000

     As of June 30, 2000 and 1999, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $670,000 and $714,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D. Capital

     In January 2000, the Board of Directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. During the six months ended June 30, 2000, a total of 7,716 shares have been purchased and retired at a cost of $163,000.

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 15.9% and total risk-based capital was 17.2% of risk-weighted assets at June 30, 2000. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.8% at June 30, 2000 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2000.

TIER I CAPITAL

Stockholders' equity, excluding the after-tax net
unrealized loss on securities available for sale     $ 25,243,000

TIER II CAPITAL

Allowance for loan losses1                              1,979,000

Total risk-based capital                             $ 27,222,000

Risk-weighted assets2                                $158,286,000

Average assets                                       $261,151,000


RATIOS

Tier I risk-based capital (minimum 4.0%)                     15.9%
Total risk-based capital (minimum 8.0%)                      17.2%
Leverage (minimum 4.0%)                                       9.8%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E. Result of Operations:

Most Recent Quarter and Same Quarter in Preceding Year:

     Net income for the quarter ended June 30, 2000 increased by $116,000 to $879,000 compared to $763,000 for the corresponding period in 1999. Increases in net interest income and non-interest income combined with a decrease in income tax expense were partially offset by an increase in non-interest expenses. The Company's annualized return on average assets was 1.3% for the quarter ended June 30, 2000 compared to 1.2% for the same quarter in 1999. The return on average stockholders' equity was 15.3% and 13.0% for the second quarter of 2000 and 1999, respectively.

     Total interest income for the second quarter of 2000 increased $317,000 or 7.0% from the corresponding period in 1999, while total interest expense increased $171,000 or 9.0% from the corresponding period in 1999. Net interest income increased $146,000 or 5.5% from the prior year period.

     Total interest income increased as a result of an increase in interest earning assets as well as an increase in the overall yield on interest earning assets. The total average balance for interest earning assets was $247,858,000 for the three month period ended June 30, 2000 compared to $240,705,000 for the corresponding period in 1999, an increase of $7,153,000 or 3.0%. An increase in loans of $6,531,000 accounted for 91.3% of this increase. The yield on interest earning assets increased by 30 basis points from 7.83% for the three month period ended June 30, 199 to 18.3% for the three month period ended June 30, 2000. This increase was primarily due to a 44 basis point increase in the yield on investment securities from 6.37% for the quarter ended June 30, 1999 to 6.81% for the quarter ended June 30, 2000 and a 13 basis point increase in the yield on real estate mortgage loans from 8.48% for the quarter ended June 30, 1999 to 8.61% for the quarter ended June 30, 2000.

     Total interest expense increased as a result of an increase in interest bearing liabilities as well as an increase in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $206,420,000 for the three month period ended June 30, 2000 compared to $200,562,000 for the corresponding period in 1999, an increase of $5,858,000 or 2.9%. The yield on interest bearing liabilities increased by 13 basis points from 3.88% for the three month period ended June 30, 1999 to 4.01% for the three month period ended June 30, 2000.

     Non-interest income was $673,000 for the three month period ended June 30, 2000 compared to $544,000 for the corresponding period in 1999, an increase of $129,000 or 23.7%. This increase was primarily due to gains on the sales of other real estate owned and an increase in deposit account service charges.

     Non-interest expenses were $2,481,000 for the three month period ended June 30, 2000 compared to $2,026,000 for the corresponding period in 1999, an increase of $455,000 or 22.5%. This increase reflects a $239,000 increase in compensation and benefit costs, primarily due to the addition of the Wurtsboro and Wal*Mart branches and normal salary adjustments. Similarly, occupancy and equipment expense increased as a result of adding two new branches. Other real estate owned expenses increased by $56,000 as a result of more foreclosures occurring during the second quarter of 2000. Higher other non-interest expenses are primarily due to a $77,000 increase in legal and accounting expenses, which were incurred in connection with the establishment of a Real Estate Investment Trust.

     Net income for the first six months of 2000 increased by $120,000 to $1,631,000 compared to $1,511,000 for the same period in 1999. Increases of $270,000 in net interest income and $259,000 in non-interest income were partially offset by an increase of $743,000 in non-interest expenses. The Company's annualized return on average assets was 1.2% in the six month period compared to 1.2% in the same period last year. The return on average stockholders' equity was 14.6% and 12.9% for the first six months of 2000 and 1999, respectively.

     Tax equivalent interest income increased $529,000 or 5.7% in the first six months of 2000 compared to the same period in 1999. The yield on investment securities increased 31 basis points from 6.52% in 1999 to 6.83% in 2000. The yield on the total loan portfolio increased by 4 basis points in the six months ended June 30, 2000 compared to the first six months of 1999. Commercial, home equity and installment loan yields increased slightly during the six months ended June 30, 2000 compared to the first six months of 1999. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 5 basis points to 8.59% from 8.54% during the six months ended June 30, 2000 compared to the first six months of 1999. The overall yield on interest earning assets increased 18 basis points from 7.94% for the six months ended June 30, 1999 to 8.12% for the same period in 2000. In addition, the increase in interest income on earning assets for the first six months of 2000 resulted from an increase in average earning assets. The total average balance for earning assets was $243,444,000 for the six month period ended June 30, 2000 compared to $235,701,000 for the same six month period in 1999, an increase of $7,743,000 or 3.3%. An increase in loans of $6,433,000 accounted for 83.1% of this increase.

     The yield on interest bearing liabilities increased by 13 basis points for the six month period from 3.87% in 1999 to 4.00% in 2000. The overall net interest margin increased 9 basis points from 4.70% in the first half of 1999 to 4.79% in the first half of 2000.

     Non-interest expenses were $4,659,000 for the first six months of 2000 compared to $3,916,000 for the same period in 1999, an increase of $743,000 or 19.0%. This increase reflects a $399,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments related to the addition of the Wurtsboro and Wal*Mart branches. Similarly, occupancy and equipment expense increased by $128,000 for the six months ended June 30, 2000 as a result of adding two new branches. Expenses associated with other real estate increased by $81,000 as the result of more foreclosures. Printing and stationary expenses increased by $103,000 for the six months ended June 30, 2000 as compared to the similar period last year. The remaining $32,000 of non-interest expense increases reflects increases in several other non-interest expense categories, the majority of which is attributable to the two new branches.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The subsidiary Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the subsidiary Bank manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the subsidiary Bank's financial condition and results of operation. The subsidiary Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

     The subsidiary Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The ALCO, comprised of senior management, has developed policies to measures, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

     In managing exposure, the subsidiary Bank uses interest rate sensitivity models that measure both net gap exposure and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The ALCO utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate 300 basis point rise or fall in interest rates over a twelve month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the repayment rate of certain assets and liabilities.

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2000, the Company had a negative one year cumulative gap position.

     The cumulative gap analysis is merely a snapshot a particular date and does not fully reflect that certain assets and liabilities may have similar repricing periods, but may in fact reprice at different times within the period and at differing rate levels. Management, therefore, uses the interest rate sensitivity gap only as a general indicator of the potential effects of interest rate changes on net interest income. Management believes that the gap analysis is a useful tool only when used in conjunction with its simulation model and other tools for analyzing and managing interest rate risk.

     As of June 30, 2000 the subsidiary Bank was in a liability sensitive position, which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative negative interest rate sensitivity gap as of June 30, 2000 was 16.31% of total assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                              /s/ John M. Riley
                       ________________________________

                                John M. Riley
                                  Treasurer

August 11, 2000