Form 10-Q
period 2000-09-30
JEFFERSONVILLE BANCORP
filed 2000-11-14
CIK 874495

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000    Commission File Number:   0-19212


                            JEFFERSONVILLE BANCORP
            (Exact name of Registrant as specified in its charter)

           New York                                    22-2385448
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

P. O. Box 398, Jeffersonville,  New York                    12748
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (845) 482-4000

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

                                         Number of Shares Outstanding
Class of Common Stock                       as of November 10, 2000
   $0.50 par value                                  1,520,643

                              INDEX TO FORM 10-Q

                                                                        Page

Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                September 30, 2000 and December 31, 1999                 1

                Consolidated Statements of Income for the Three
                Months Ended September 30, 2000 and 1999                 2

                Consolidated Statements of Income for the Nine
                Months Ended September 30, 2000 and 1999                 3

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2000 and 1999                 4

                Notes to Consolidated Interim Financial Statements       5-7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8-14

     Item 3     Quantitative and Qualitative Disclosures
                about Market Risk                                        15-16


Part 2

     Item 1     Legal Proceedings                                        NONE

     Item 2     Changes in Securities and Use of Proceeds                NONE

     Item 3     Defaults upon Senior Securities                          NONE

     Item 4     Submission of Matters to a Vote of Security Holders      NONE

     Item 5     Other Information                                        NONE

     Item 6     Exhibits and Reports on Form 8-K                         NONE

     Signatures                                                          16

                      Jeffersonville Bancorp and Subsidiary
                          Consolidated Balance Sheets

                                                                                     September 30,         December 31,
                                                                                     2000                  1999
                                                                                     ------------          ------------
                                                                                     (Unaudited)

ASSETS
Cash and  due from banks                                                             $ 11,600,000          $  9,104,000
Securities available for sale, at fair value                                           93,410,000            88,847,000
Securities held to maturity, estimated fair value of $6,217,000
     in 2000 and $4,768,000 in 1999                                                     6,144,000             4,730,000
Loans, net of allowance for loan losses of $2,460,000
     in 2000 and $2,336,000 in 1999                                                   140,871,000           137,925,000
Accrued interest receivable                                                             2,068,000             1,726,000
Premises and equipment, net                                                             2,791,000             2,984,000
Federal Home Loan Bank stock                                                            1,628,000             1,628,000
Other real estate owned                                                                 2,382,000               693,000
Cash surrender value of bank-owned life insurance                                       6,838,000             6,265,000
Other assets                                                                            3,234,000             3,058,000
                                                                                     ------------          ------------
          TOTAL ASSETS                                                               $270,966,000          $256,960,000
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                      $ 38,759,000          $ 33,278,000
        NOW and super NOW accounts                                                     29,900,000            28,092,000
        Savings and insured money market deposits                                      66,725,000            58,382,000
        Time deposits                                                                  89,126,000            81,851,000
                                                                                     ------------          ------------
           TOTAL DEPOSITS                                                             224,510,000           201,603,000

     Federal Home Loan Bank borrowings                                                 20,000,000            20,000,000
     Short-term debt                                                                      747,000            11,981,000
     Accrued expenses and other liabilities                                             2,162,000             1,375,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES                                                          247,419,000           234,959,000
                                                                                     ------------          ------------
Stockholders' equity:
        Series A preferred stock, no par value:
           2,000,000 shares authorized, none issued                                            --                    --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,589,262 shares and 1,596,978 shares
           issued at September 30, 2000 and December 31,
           1999, respectively                                                             795,000               798,000
        Paid-in capital                                                                 8,072,000             8,232,000
        Treasury stock, at cost; 84,505 shares at  September 30, 2000
           and  68,619 shares at December 31, 1999                                       (540,000)             (206,000)
        Retained earnings                                                              16,908,000            15,500,000
        Accumulated other comprehensive income(loss)                                   (1,688,000)           (2,323,000)
                                                                                     ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                                 23,547,000            22,001,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                               $270,966,000          $256,960,000
                                                                                     ------------          ------------

See accompanying notes to unaudited consolidated interim financial statements.

                           Jeffersonville Bancorp and Subsidiary
                             Consolidated Statements of Income
                                       (Unaudited)
                                                                                      For the Three Months
                                                                                       Ended September 30,
                                                                            2000                          1999
                                                                            ----------                    ----------
INTEREST INCOME
Loan interest and fees                                                      $3,219,000                    $3,094,000
Securities:
     Taxable                                                                 1,257,000                     1,203,000
     Non-taxable                                                               310,000                       310,000
Federal funds sold                                                             118,000                         1,000
                                                                            ----------                    ----------
TOTAL INTEREST INCOME                                                        4,904,000                     4,608,000
                                                                            ----------                    ----------

INTEREST EXPENSE
Deposits                                                                     1,886,000                     1,564,000
Federal Home Loan Bank borrowings                                              286,000                       290,000
Other                                                                            8,000                        17,000
                                                                            ----------                    ----------
TOTAL INTEREST EXPENSE                                                       2,180,000                     1,871,000
                                                                            ----------                    ----------
NET INTEREST INCOME                                                          2,724,000                     2,737,000
Provision for loan losses                                                      (75,000)                      (75,000)
                                                                            ----------                    ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                  2,649,000                     2,662,000
                                                                            ----------                    ----------

NON-INTEREST INCOME
Service charges                                                                317,000                       287,000
Increase in cash surrender value
  of bank-owned life insurance                                                  96,000                        86,000
Net security gains (losses)                                                     (5,000)                        7,000
Other non-interest income                                                      246,000                       303,000
                                                                            ----------                    ----------
TOTAL NON-INTEREST INCOME                                                      654,000                       683,000
                                                                            ----------                    ----------

NON-INTEREST EXPENSES
Salaries and wages                                                             877,000                       934,000
Employee benefits                                                              362,000                       292,000
Occupancy and equipment expenses                                               389,000                       339,000
Other real estate owned expenses, net                                          203,000                        80,000
Other non-interest expenses                                                    575,000                       673,000
                                                                            ----------                    ----------
TOTAL NON-INTEREST EXPENSES                                                  2,406,000                     2,318,000
                                                                            ----------                    ----------
Income before income taxes                                                     897,000                     1,027,000
Income taxes                                                                  (298,000)                     (297,000)
                                                                            ----------                    ----------
NET INCOME                                                                  $  599,000                    $  730,000
                                                                            ----------                    ----------
Basic earnings per common share                                             $     0.39                    $     0.48
                                                                            ----------                    ----------
Weighted average common shares outstanding                                   1,520,643                     1,533,259
                                                                            ----------                    ----------

                        Jeffersonville Bancorp and Subsidiary
                          Consolidated Statements of Income
                                  (Unaudited)

                                                                                  For the Nine Months
                                                                                  Ended September 30,
                                                                        2000                          1999
                                                                        -----------                   -----------
INTEREST INCOME
Loan interest and fees                                                  $ 9,687,000                   $ 9,246,000
Securities:
  Taxable                                                                 3,649,000                     3,451,000
  Non-taxable                                                               964,000                       916,000
Federal funds sold                                                          150,000                        37,000
                                                                        -----------                   -----------
TOTAL INTEREST INCOME                                                    14,450,000                    13,650,000
                                                                        -----------                   -----------

INTEREST EXPENSE
Deposits                                                                  5,266,000                     4,785,000
Federal Home Loan Bank borrowings                                           865,000                       857,000
Other                                                                       100,000                        46,000
                                                                        -----------                   -----------
TOTAL INTEREST EXPENSE                                                    6,231,000                     5,688,000
                                                                        -----------                   -----------
NET INTEREST INCOME                                                       8,219,000                     7,962,000
Provision for loan losses                                                  (225,000)                     (225,000)
                                                                        -----------                   -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                               7,994,000                     7,737,000
                                                                        -----------                   -----------

NON-INTEREST INCOME
Service charges                                                             944,000                       805,000
Increase in cash surrender value
  of bank-owned life insurance                                              273,000                       266,000
Net security gains  (losses)                                                 (5,000)                       22,000
Other non-interest income                                                   672,000                       561,000
                                                                        -----------                   -----------
TOTAL NON-INTEREST INCOME                                                 1,884,000                     1,654,000
                                                                        -----------                   -----------

NON-INTEREST EXPENSES
Salaries and wages                                                        2,651,000                     2,467,000
Employee benefits                                                         1,145,000                       917,000
Occupancy and equipment expenses                                          1,103,000                       925,000
Other real estate owned expenses, net                                       394,000                       190,000
Other non-interest expenses                                               1,772,000                     1,735,000
                                                                        -----------                   -----------
TOTAL NON-INTEREST EXPENSES                                               7,065,000                     6,234,000
                                                                        -----------                   -----------
Income before income taxes                                                2,813,000                     3,157,000
Income taxes                                                               (583,000)                     (916,000)
                                                                        -----------                   -----------
NET INCOME                                                              $ 2,230,000                   $ 2,241,000
                                                                        -----------                   -----------
Basic earnings per common share                                         $      1.46                   $      1.46
                                                                        -----------                   -----------
Weighted average common shares outstanding                                1,523,492                     1,535,092
                                                                        -----------                   -----------


See accompanying notes to unaudited consolidated interim financial statements.

                        Jeffersonville Bancorp and Subsidiary
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                  2000               1999
                                                                  ------------       ------------
OPERATING ACTIVITIES
Net income                                                        $  2,230,000       $  2,241,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
     Provision for loan losses                                         225,000            225,000
     Write down of other real estate owned                              69,000             12,000
     Gain on sales of other real estate owned                          (88,000)           (47,000)
     Depreciation and amortization                                     478,000            378,000
     Net earnings from  cash surrender value
       of bank-owned life insurance                                   (223,000)           (12,000)
     Net security  (gains) losses                                        5,000            (22,000)
     Increase in accrued interest receivable                          (374,000)          (472,000)
     Increase  (decrease) in other assets                             (577,000)          (352,000)
     Increase in accrued
       expenses and other liabilities                                  787,000            268,000
                                                                  ------------       ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES             2,532,000          2,219,000
                                                                  ------------       ------------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
     Securities available for sale                                   8,276,000          7,498,000
     Securities held to maturity                                     1,279,000            528,000
Proceeds from sales of securities
  available for sale                                                        --          7,133,000
Purchases :
     Securities available for sale                                 (11,785,000)       (21,126,000)
     Securities held to maturity                                    (2,693,000)        (1,284,000)
Disbursements for loan originations, net of
  principal collections                                             (5,543,000)        (6,476,000)
Purchases of Federal Home Loan Bank stock                                   --           (115,000)
Purchase of bank owned life insurance                                 (350,000)                --
Net purchases of premises and equipment                               (276,000)          (528,000)
Proceeds from sales of other real estate owned                         702,000            465,000
                                                                  ------------       ------------
               NET CASH USED IN INVESTING ACTIVITIES               (10,390,000)       (13,905,000)
                                                                  ------------       ------------
FINANCING ACTIVITIES
Net increase in deposits                                            22,907,000         12,291,000
Increase (decrease) in short-term debt                             (11,234,000)         2,207,000
Cash dividends paid                                                   (822,000)          (683,000)
Purchases and retirements of common stock                             (497,000)          (243,000)
                                                                  ------------       ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES            10,354,000         13,572,000
                                                                  ------------       ------------
               NET INCREASE IN CASH AND CASH EQUIVALENTS             2,496,000          1,886,000

Cash and cash equivalents at beginning of period                     9,104,000          8,203,000
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $ 11,600,000       $ 10,089,000
                                                                  ============       ============

Supplemental imformation:
  Cash paid for:
     Interest                                                     $  6,197,000       $  5,714,000
     Income taxes                                                      655,000          1,052,000
Transfer of loans to other real estate owned                         2,460,000            400,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                 (Unaudited)


A. Financial Statement Presentation

     In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 1999 consolidated year-end financial statements, including notes thereto, which are included in the Company's 1999 Annual Report.


B. Earnings per Share

     Basic earnings per share amounts were calculated for the three month periods ended September 30, 2000 and 1999 based on weighted average common shares outstanding of 1,520,643 and 1,533,259, respectively. Basic earnings per share amounts were calculated for the nine month periods ended September 30, 2000 and 1999 based on weighted average common shares outstanding of 1,523,492 and 1,535,092, respectively. There were no dilutive securities during either period.


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

     Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $1,169,000 and $628,000, respectively. Comprehensive income for the nine-month periods ended September 30, 2000 and 1999 was $2,865,000 and $433,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for the nine-month periods:

Nine Months Ended September 30, 2000:
Net unrealized holding gains arising
  during the period, net of tax
  (pre-tax amount of $1,054,000)                             $632,000
Reclassification adjustment for net losses
  realized in net income during the period,
  net of tax (pre-tax amount of $5,000)                      $  3,000
Other comprehensive income (pre-tax amount
  of $1,059,000)                                             $635,000

Nine Months Ended September 30, 1999:
Net unrealized holding losses arising
  during the period, net of tax
  (pre-tax amount of $2,992,000)                          $(1,795,000)
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $22,000)                  $   (13,000)
Other comprehensive loss (pre-tax amount
  of $3,014,000)                                          $(1,808,000)


D. New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, and Amendment to FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management has determined that the impact of SFAS No. 133 will not be significant.

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

     During the period from December 31, 1999 to September 30, 2000, total assets increased $14,006,000 or 5.5%. Securities available for sale increased by $4,563,000 or 5.1% primarily due to diminished loan demand. Net loans increased from $137,925,000 at year end 1999 to $140,871,000 at September 30, 2000, an increase of $2,946,000 or 2.1%.

     Deposits increased from $201,603,000 at December 31, 1999 to $224,510,000 at September 30, 2000, an increase of $22,907,000 or 11.4%.
Growth occurred in all deposit categories. Demand deposits increased from $33,278,000 at December 31, 1999 to $38,759,000 at September 30, 2000, an
increase of $5,481,000 or 16.5%. These lower cost deposits are an important offset to the cost of higher priced funds, and allowed the repayment of short term borrowings. Short-term debt (primarily Federal Home Loan Bank borrowings) decreased $11,234,000 from $11,981,000 at December 31, 1999. The funds were originally borrowed to enhance liquidity, eliminating the need to sell higher yielding securities

     Total stockholders' equity increased $1,546,000 or 7.0% from $22,001,000 at December 31, 1999 to $23,547,000 at September 30, 2000. This increase was the result of net income of $2,230,000, plus a decrease of $635,000 in accumulated other comprehensive loss, less cash dividends of $822,000, purchases and retirements of common stock of $163,000 and the acquisition of $334,000 of treasury stock.


B. Provision for Loan Losses

     The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $225,000 for the nine months ended September 30, 2000 and 1999. Total charge-offs for the 2000 nine month period were $221,000 compared to $223,000 for the same period in the prior year, while recoveries decreased from $130,000 for the 1999 period to $120,000 for the 2000 period. The amounts represent a net charge-off of $101,000 in the first nine months of 2000 versus a net charge-off of $93,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:

                                       2000                1999

Balance at beginning of period         $2,336,000          $2,310,000
Provision for loan losses                 225,000             225,000
Loans charged off                        (221,000)           (223,000)
Recoveries                                120,000             130,000
                                       ----------          ----------
Balance at end of period               $2,460,000          $2,442,000
                                       ==========          ==========

Net charge-offs as a percentage
  of average outstanding loans               0.07%               0.07%
Allowance for loan losses to:
  Total loans                                1.72%               1.77%
  Total non-performing loans               101.2 %             110.8 %

C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at September 30:

                                          September 30,        September 30,
                                          2000                 1999

Non-accrual loans                         $  740,000           $  881,000
Loans past due 90 days or more and
  still accruing interest                  1,691,000            1,322,000
                                          ----------           ----------
Total non-performing loans                $2,431,000           $2,203,000
Non-performing loans as a percentage
  of total loans                                 1.7%                 1.6%
                                          ----------           ----------

The effects of non-accrual and restructured loans on interest income were as follows for the nine months ended September 30:

                                       2000                1999

Interest contractually due
  at original rates                    $115,000            $59,000
Interest income recognized                6,000             53,000
                                       --------            -------
Interest income not recognized         $109,000            $ 6,000
                                       ========            =======

     As of September 30, 2000 and 1999, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $670,000 and $367,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

     Other Real Estate was impacted by a $2.2 million default of a commercial mortgage. A deed in lieu of foreclosure on 81 condo units was negotiated, thereby avoiding a protracted and expensive foreclosure. The Company is currently making necessary capital improvements and marketing the 81 units at the Grandview Palace in Loch Sheldrake, New York. The Company anticipates a negative impact on earnings for the year 2000 of approximately $350,000.

D. Capital

     In January 2000, the Board of Directors allocated $1,000,000 for the repurchase and retirement of common stock on the open market. During the nine months ended September 30, 2000, a total of 7,716 shares have been purchased and retired at a cost of $163,000. The Company acquired an additional 15,886 shares of treasury stock at a cost of $334,000 during the nine months ended September 30, 2000.

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.4% and total risk-based capital was 17.6% of risk-weighted assets at September 30, 2000. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.3% at September 30, 2000 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2000.

TIER I CAPITAL
Stockholders' equity, excluding the
  after-tax net unrealized
  loss on securities available for sale                       $ 25,235,000

TIER II CAPITAL
Allowance for loan losses 1                                      1,936,000
                                                              ------------
Total risk-based capital                                      $ 27,171,000
                                                              ------------
Risk-weighted assets 2                                        $154,348,000

Average assets                                                $272,851,000


RATIOS
Tier I risk-based capital (minimum 4.0%)                              16.4%
Total risk-based capital (minimum 8.0%)                               17.6%
Leverage (minimum 4.0%)                                                9.3%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E. Result of Operations

Three Months Ended September 30, 2000 versus Three Months Ended
September 30, 1999:

     Net income for the quarter ended September 30, 2000 decreased by $131,000 to $599,000 compared to $730,000 for the corresponding period in 1999. Increases in interest income were not enough to offset an increase in interest expense and non-interest expenses and a decrease in non-interest income. The Company's annualized return on average assets was 0.9% for the quarter ended September 30, 2000 compared to 1.1% for the same quarter in 1999. The return on average stockholders' equity was 10.4% and 12.9% for the third quarter of 2000 and 1999, respectively.

     Total interest income for the third quarter of 2000 increased $296,000 or 6.4% from the corresponding period in 1999, while total interest expense increased $309,000 or 16.5% from the corresponding period in 1999. Net interest income decreased $13,000 or 0.5% from the prior year period.

     Total interest income increased as a result of an increase in interest earning assets as well as an increase in the overall yield on interest earning assets. The total average balance for interest earning assets was $253,394,000 for the three month period ended September 30, 2000 compared to $240,715,000 for the corresponding period in 1999, an increase of $12,679,000 or 5.3%. An increase in loans of $7,527,000 accounted for 59.4% of this increase. The yield on interest earning assets increased by 7 basis points from 7.92% for the three month period ended September 30, 1999 to 7.99% for the three month period ended September 30, 2000. This increase was primarily due to a 21 basis point increase in the yield on investment securities from 6.58% for the quarter ended September 30, 1999 to 6.79% for the quarter ended September 30, 2000 offset by an 11 basis point decrease in the yield on loans from 8.91% for the quarter ended September 30, 1999 to 8.80% for the quarter ended September 30, 2000. The decrease in the yield on loans was primarily attributed to lost interest income in a large commercial real estate loan which became non-performing during the quarter ended September 30, 2000.

     Total interest expense increased as a result of an increase in interest bearing liabilities as well as an increase in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $212,248,000 for the three month period ended September 30, 2000 compared to $196.073,000 for the corresponding period in 1999, an increase of $16,175,000 or 8.2%. The yield on interest bearing liabilities increased by 25 basis points from 3.86% for the three month period ended September 30, 1999 to 4.11% for the three month period ended September 30, 2000.

     Non-interest income was $654,000 for the three month period ended September 30, 2000 compared to $683,000 for the corresponding period in 1999, a decrease of $29,000 or 4.2%. This decrease was primarily due to the lack of gains on the sales of other real estate owned.

     Non-interest expenses were $2,406,000 for the three month period ended September 30, 2000 compared to $2,318,000 for the corresponding period in 1999, an increase of $88,000 or 3.8%. Occupancy and equipment expense increased by $50,000 as a result of adding two new branches. Other real estate owned expenses increased by $123,000 as a result of more foreclosures occurring during the third quarter of 2000. Lower other non-interest expenses totaling $98,000 are the result of decreases in several expense categories.

Nine Months Ended September 30, 2000 versus Nine Months Ended
September 30, 1999:

     Net income for the first nine months of 2000 decreased by $11,000 to $2,230,000 compared to $2,241,000 for the same period in 1999. Increases of $257,000 in net interest income and $230,000 in non-interest income were partially offset by an increase of $831,000 in non-interest expenses. The Company's annualized return on average assets was 1.1% in the nine month period compared to 1.2% in the same period last year. The return on average stockholders' equity was 13.3% and 13.0% for the first nine months of 2000 and 1999, respectively. With proper execution of our tax planning strategies, we anticipate the effective tax rate for the year to be between 21% to 23% of pre-tax income.

     Tax equivalent interest income increased $825,000 or 5.8% in the first nine months of 2000 compared to the same period in 1999. The yield on investment securities increased 29 basis points from 6.56% in 1999 to 6.85% in 2000. The yield on the total loan portfolio decreased by 2 basis points in the nine months ended September 30, 2000 compared to the first nine months of 1999. Commercial, home equity and installment loan yields increased slightly during the nine months ended September 30, 2000 compared to the first nine months of 1999. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 8 basis points to 8.47% from 8.55% during the nine months ended September 30, 2000 compared to the first nine months of 1999. The overall yield on interest earning assets increased 15 basis points from 7.96% for the nine months ended September 30, 1999 to 8.11% for the same period in 2000. In addition, the increase in interest income on earning assets for the first nine months of 2000 resulted from an increase in average earning assets. The total average balance for earning assets was $245,869,000 for the nine month period ended September 30, 2000 compared to $236,509,000 for the same nine month period in 1999, an increase of $9,360,000 or 4.0%. An increase in loans of $6,774,000 accounted for 72.4% of this increase.

     The yield on interest bearing liabilities increased by 18 basis points for the nine month period from 3.87% in 1999 to 4.05% in 2000. The overall net interest margin decreased 2 basis points from 4.75% in the nine months of 1999 to 4.73% in the nine months of 2000.

     Non-interest expenses were $7,065,000 for the nine months of 2000 compared to $6,234,000 for the same period in 1999, an increase of $831,000 or 13.3%. This increase reflects a $412,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and salary adjustments related to the addition of the Wurtsboro and Wal*Mart branches. Similarly, occupancy and equipment expense increased by $178,000 for the nine months ended September 30, 2000 as a result of adding two new branches. Expenses associated with other real estate increased by $204,000 as the result of more foreclosures. Legal and consulting fees increased by $119,000 for the nine months ended September 30, 2000 as compared to the similar period last year due to the implementation of tax saving planning strategies.

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

     Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2000, the Company had a negative one year cumulative gap position.

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

     As of September 30, 2000 and December 31, 1999 the subsidiary Bank was in a liability sensitive position, which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative negative interest rate sensitivity gap was 4.8% and 1.5% of total assets as of September 30, 2000 and December 31, 1999, respectively.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JEFFERSONVILLE BANCORP

                                       /s/ John M. Riley
                                       -----------------
                                       John M. Riley
                                       Treasurer

November 9, 2000