Form 10-K405
period 2000-12-31
JEFFERSONVILLE BANCORP
filed 2001-03-27
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ---------
                                  FORM 10-K
                                  ---------

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission File Number: 0-19212

                            JEFFERSONVILLE BANCORP
            (Exact name of Registrant as specified in its charter)

           New York                                     22-2385448
(State or other jurisdiction of            (I.R.S. Employer identification No.)
incorporation or organization)

                P. O. Box 398, Jeffersonville, New York 12748
                   (Address of principal executive offices)

Registrant's telephone number, including area code:              (845) 482-4000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on which registered
       NONE                                                NONE

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.50 Par Value
                               (Title of Class)
                        -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 13, 2001) held by non-affiliates was approximately $ 31,599,897. Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock         Number of Shares Outstanding as of March 13, 2001
   $0.50 Par Value                                1,504,747

                             -------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 2000.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2001.

                            JEFFERSONVILLE BANCORP
                              INDEX TO FORM 10-K

                                    PART I

                                                                           Page

Item 1.        Business                                                   47-52

Item 2.        Properties                                                    53

Item 3.        Legal Proceedings                                             53

Item 4.        Submission of Matters to a Vote of Security Holders           53

                                   PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters                                           54

Item 6.        Selected Financial Data                                       54

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           54

Item 7A.       Quantitative & Qualitative Disclosures about Market Risk      54

Item 8.        Financial Statements and Supplementary Data                   54

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           54

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant            54

Item 11.       Executive Compensation                                        54

Item 12.       Security Ownership of Certain Beneficial
               Owners and Management                                         55

Item 13.       Certain Relationships and Related Transactions                55

                                   PART IV

Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                       55
               Signatures                                                    56

                                    PART I

ITEM 1. BUSINESS

General

     Jeffersonville Bancorp (the "Company") was organized as a New York Corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC" Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank"). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act

     The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982. The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wal*Mart (Monticello) and Wurtsboro. The Bank is a full service institution employing approximately 113 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

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

     At December 31, 2000 under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Holding Company of approximately $3,486,000 provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

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

     As to the holding company, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may be subordinated debt, other preferred stock, and a limited amount of loss reserves. At December 31, 2000, the Company's consolidated Tier 1 Capital and Total Capital ratios were a 16.6% and 17.8%, respectively.

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

     FDIC Insurance. Under the FDIC's risk related insurance assessment system, insured depository institutions may be required to pay annual assessments to the FDIC. An institution's risk classification is based on assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The three supervisory subgroups are Group "A," financially solid institutions with only a few minor weaknesses; Group "B," institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increased risk to the insurance fund; and Group "C," institutions with a substantial probability of loss to the fund absent effective corrective action. The three capital categories are well capitalized, adequately capitalized, and undercapitalized. These three categories are substantially the same as the prompt corrective action categories previously described, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes.

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

Competition

     The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 35 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

     For most of the services, which the Bank performs, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. Competition for loans is also a factor the Bank faces in maintaining profitability.

Number of Personnel

     At December 31, 2000, there were 113 persons employed by the Company and the Bank.

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

Supermarket Branches

     The Bank leases space in Pecks Supermarkets in Livingston Manor, Narrowsburg, Callicoon and Wurtsboro, New York. The branch facilities occupy between 650 and 1,000 square feet each and the leases payments from approximately $7,500 to $22,000 per year. The Bank leases space in Wal*Mart in Monticello occupying 643 square feet with lease payments of $2,650 monthly.

ITEM 3. LEGAL PROCEEDINGS

     The Company and the Bank are not parties to any material legal proceedings, which may have a material adverse effect on consolidated results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Market for the registrant's common equity and related stockholders matters are found on page 59 of this report.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data information is located on pages 2 of this report

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operation are located on pages 3 to 20 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Required Information Is Provided In Schedule Titled Interest Rate Risk, which are found on pages 17 and 18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are found on pages 21 to 44 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Nomination of Directors and Election of Directors" on page 2 of the proxy statement, which are incorporated herein by reference.

     229.405 Sec Compliance with section 16(a) of the Exchange Act

     Messer's Galligan and Walter did not file Form 4 on a timely basis. A Form 5 was subsequently filed for these transactions.

     Messer Galligan                4/25/00         1,500 shares
                                     9/1/00           435 shares
                                    10/4/00           575 shares

     Messer Walter                  3/22/00           300 shares
     cust. for Janelle D. Walter    3/29/00           300 shares
                                    4/12/00           100 shares
                                   12/13/00           100 shares
                                   12/20/00           100 shares

     Messer Klein (November 14, 2000 he became a new director and had 200 shares) he did not file a Form 3 on a timely bases. A Form 5 was subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

     See "Remuneration of Management and Others" on page 7 of the proxy statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and of Management" on pages 4-5 of the proxy statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Director and Executive Officer Information," "Transactions with Management," and "Remuneration of Management and Others" on pages 6-9 of the proxy statement, which are incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Consolidated financial statements and schedules of the Company and Bank. The following consolidated financial statements herein:
            Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income Years Ended December 31, 2000,
              1999 and 1998
            Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Cash Flows Years Ended December 31, 2000, 1999 and 1998 Notes to Consolidated Financial Statements Independent Auditors' Report

     (a) 2. All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

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

     21.1 Subsidiaries of the Company - as Discussed in Section I, Item I, Description of Business; The Company owns 100% of the Equity Securities of the Bank.

     (b)    Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001                    By:/s/ Arthur E. Keesler
                                            Chairman of the Board and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                               Date

/s/ Arthur E. Keesler     Chairman of the Board and           March 19, 2001
Arthur E. Keesler         President-Director

/s/ John M. Riley         Principal Accounting Officer        March 19, 2001
John M. Riley             and Principal Financial Officer

/s/ John K. Gempler       Secretary-Director                  March 19, 2001
John K. Gempler

/s/ Edward T. Sykes       Director                            March 19, 2001
Edward T. Sykes

/s/ Raymond Walter        Vice President-Director             March 19, 2001
Raymond Walter

/s/ Earle A. Wilde        Director                            March 19, 2001
Earle A. Wilde

/s/ James F. Roche        Director                            March 19, 2001
James F. Roche

/s/ John W. Galligan      Director                            March 19, 2001
John W. Galligan

/s/ Kenneth C. Klein      Director                            March 19, 2001
Kenneth C. Klein

/s/ Gibson E. McKean      Director                            March 19, 2001
Gibson E. McKean

/s/ Solomon Katzoff       Director                            March 19, 2001
Solomon Katzoff

/s/ Douglas A. Heinle     Director                            March 19, 2001
Douglas A. Heinle

/s/ Gilbert E. Weiss      Director                            March 19, 2001
Gilbert E. Weiss