Form 10-Q
period 2001-03-31
JEFFERSONVILLE BANCORP
filed 2001-05-15
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001           Commission File Number: 0-19212
                                                                       -------

                            JEFFERSONVILLE BANCORP
                            ----------------------
            (Exact name of Registrant as specified in its charter)

          New York                                      22-2385448
          --------                                      ----------
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

P. O. Box 398, Jeffersonville,  New York                         12748
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code    (845) 482-4000
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

Yes   X             No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
    Class of Common Stock                            as of May 7, 2001
-------------------------------                 ----------------------------
       $0.50 par value                                   1,495,324

                              INDEX TO FORM 10-Q

                                                                        Page
                                                                        ----
Part 1
------

Item 1     Consolidated Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           March 31, 2001 and December 31, 2000                           1

           Consolidated Statements of Income for the Three
           Months Ended March 31, 2001 and 2000                           2

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000                           3

           Notes to Consolidated Interim Financial Statements           4-5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6-9

Item 3     Quantitative and Qualitative Disclosures about
           Market Risk                                                   10

Part 2
------

Item 1     Legal Proceedings                                           NONE

Item 2     Changes in Securities and Use of Proceeds                   NONE

Item 3     Defaults upon Senior Securities                             NONE

Item 4     Submission of Matters to a Vote of Security Holders         NONE

Item 5     Other Information                                           NONE

Item 6     Exhibits and Reports on Form 8-K                            NONE

Signatures                                                               11


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets


                                                               March 31,   December 31,
                                                                 2001          2000       Dollar Change      % Change
                                                             ------------  ------------    -----------       -------
                                                              (Unaudited)
ASSETS
Cash and  due from banks                                     $ 21,917,000  $ 10,362,000    $11,555,000        111.51%
Securities available for sale, at fair value                   95,167,000    94,217,000        950,000          1.01%
Securities held to maturity, estimated fair value
       of $5,274,029 at March 31, 2001 and $5,496,000 at
       December 31, 2000                                        5,117,000     5,408,000       (291,000)        -5.38%
Loans, net of allowance for loan losses of $2,537,000
       at March 31, 2001 and $2,435,000 at December 31, 2000  144,936,000   145,021,000        (85,000)        -0.06%
Accrued interest receivable                                     1,996,000     1,966,000         30,000          1.53%
Premises and equipment, net                                     2,665,000     2,648,000         17,000          0.64%
Federal Home Loan Bank stock                                    1,628,000     1,628,000              0          0.00%
Other real estate owned                                         2,530,000     2,564,000        (34,000)        -1.33%
Cash surrender value of bank-owned life insurance               6,997,000     6,918,000         79,000          1.14%
Other assets                                                    2,049,000     2,552,000       (503,000)       -19.71%
                                                             ------------  ------------    -----------       -------
          TOTAL ASSETS                                       $285,002,000  $273,284,000    $11,718,000          4.29%
                                                             ============  ============    ===========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest bearing)               $ 36,987,000  $ 39,715,000    $(2,728,000)        -6.87%
        NOW and super NOW accounts                             31,442,000    29,151,000      2,291,000          7.86%
        Savings and insured money market deposits              67,411,000    62,130,000      5,281,000          8.50%
        Time deposits                                         100,277,000    92,282,000      7,995,000          8.66%
                                                             ------------  ------------    -----------       -------
           TOTAL DEPOSITS                                     236,117,000   223,278,000     12,839,000          5.75%
                                                                                           -----------       -------
     Federal Home Loan Bank borrowings                         20,000,000    20,000,000              0          0.00%
     Short-term debt                                              269,000     2,807,000     (2,538,000)       -90.42%
     Accrued expenses and other liabilities                     2,535,000     2,090,000        445,000         21.29%
                                                             ------------  ------------    -----------       -------
           TOTAL LIABILITIES                                  258,921,000   248,175,000     10,746,000          4.33%
                                                             ------------  ------------    -----------       -------
Stockholders' equity:
        Series A preferred stock, no par value:
           2,000,000 shares authorized, none issued                     -             -
        Common stock, $0.50 par value; 2,225,000 shares
           authorized; 1,589,262 shares and 1,589,262
           shares issued at March 31, 2001 and
           December 31,
           2000, respectively                                     795,000       795,000              0          0.00%
        Paid-in capital                                         8,072,000     8,072,000              0          0.00%
        Treasury stock, at cost; 93,938 shares at
        March 31, 2001
           and 85,177 shares at December 31, 2000                (739,000)     (554,000)      (185,000)        33.39%
        Retained earnings                                      17,663,000    17,230,000        433,000          2.51%
        Accumulated other comprehensive income (loss)             290,000      (434,000)       724,000       -166.82%
                                                             ------------  ------------    -----------       -------
           TOTAL STOCKHOLDERS' EQUITY                          26,081,000    25,109,000        972,000          3.87%
                                                             ------------  ------------    -----------       -------
           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                            $285,002,000  $273,284,000    $11,718,000          4.29%
                                                             ============  ============    ===========       =======


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                             For the Three Months
                               Ended March 31,


                                           2001          2000         Dollar Change    % Change
                                        ----------    ----------     --------------    --------
INTEREST INCOME
Loan interest and fees                  $3,317,000    $3,146,000        171,000          5.44%
Securities:
     Taxable                             1,321,000     1,189,000        132,000         11.10%
     Non-taxable                           269,000       328,000        (59,000)       -17.99%
Federal funds sold                          98,000        15,000         83,000        553.33%
                                        ----------    ----------       --------        ------
TOTAL INTEREST INCOME                    5,005,000     4,678,000        327,000          6.99%
                                        ----------    ----------
INTEREST EXPENSE
Deposits                                 1,904,000     1,653,000        251,000         15.18%
Federal Home Loan Bank borrowings          283,000       291,000         (8,000)        -2.75%
Other                                        6,000        39,000        (33,000)       100.00%
                                        ----------    ----------       --------        ------
TOTAL INTEREST EXPENSE                   2,193,000     1,983,000        210,000         10.59%
                                        ----------    ----------       --------        ------
NET INTEREST INCOME                      2,812,000     2,695,000        117,000          4.34%
Provision for loan losses                   75,000        75,000              0          0.00%
                                        ----------    ----------       --------        ------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES           2,737,000     2,620,000        117,000          4.47%
                                        ----------    ----------       --------        ------
NON-INTEREST INCOME
Service charges                            342,000       314,000         28,000          8.92%
Increase in cash surrender value
      of bank-owned life insurance          98,000        86,000         12,000         13.95%
Other non-interest income                  186,000       140,000         46,000         32.86%
                                        ----------    ----------       --------        ------
TOTAL NON-INTEREST INCOME                  626,000       540,000         86,000         15.93%
                                        ----------    ----------       --------        ------
NON-INTEREST EXPENSES
Salaries and wages                         756,000       721,000         35,000          4.85%
Employee benefits                          486,000       484,000          2,000          0.41%
Occupancy and equipment expenses           460,000       345,000        115,000         33.33%
Other real estate owned expenses, net      160,000        61,000         99,000        162.30%
Other non-interest expenses                577,000       550,000         27,000          4.91%
                                        ----------    ----------       --------        ------
TOTAL NON-INTEREST EXPENSES              2,439,000     2,161,000        278,000         12.86%
                                        ----------    ----------       --------        ------
Income before income taxes                 924,000       999,000        (75,000)        -7.51%
Income taxes                              (221,000)     (247,000)        26,000        -10.53%
                                        ----------    ----------       --------        ------
NET INCOME                              $  703,000    $  752,000        (49,000)        -6.52%
                                        ==========    ==========       ========        ======
Basic earnings per common share         $     0.47    $     0.49
                                        ==========    ==========
Average common shares outstanding        1,503,000     1,526,230
                                        ==========    ==========


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                     For the Three Months
                                                                        Ended March 31,

                                                                   2001               2000
                                                               -----------         -----------
OPERATING ACTIVITIES
Net income                                                     $   703,000         $   752,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                      75,000              75,000
     Write down of other real estate owned                          16,000               5,000
     Gain on sales of other real estate owned                      (34,000)             (9,000)
     Depreciation and amortization                                 143,000             125,000
     Net increase in cash surrender value
           of bank-owned life insurance                            (79,000)            (70,000)
     Increase in accrued interest receivable                       (30,000)           (299,000)
     Decrease (increase) in other assets                           432,000            (177,000)
     Increase (decrease) in accrued
          expenses and other liabilities                            25,000             576,000
                                                               -----------         -----------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                         1,251,000             978,000
                                                               -----------         -----------
INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                              9,294,000           1,179,000
      Securities held to maturity                                1,548,000             265,000
Purchases:
      Securities available for sale                             (9,023,000)                  0
      Securities held to maturity                               (1,257,000)         (1,580,000)
Disbursements for loan originations, net of
       principal collections                                      (177,000)         (2,304,000)
Purchase of bank-owned life insurance                                    0            (350,000)
Net purchases of premises and equipment                           (165,000)           (144,000)
Proceeds from sales of other real estate owned                     238,000              67,000
                                                               -----------         -----------
          NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                 458,000          (2,867,000)
                                                               -----------         -----------
FINANCING ACTIVITIES
Net increase in deposits                                        12,839,000          12,179,000
Increase (decrease) in short-term debt                          (2,538,000)         (5,955,000)
Cash dividends paid                                               (270,000)           (274,000)
Purchases of treasury stock                                       (185,000)            (63,000)
                                                               -----------         -----------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                              9,846,000           5,887,000
                                                               -----------         -----------
          NET INCREASE IN
               CASH AND CASH EQUIVALENTS                        11,555,000           3,998,000
Cash and cash equivalents at beginning of period                10,362,000           9,104,000
                                                               -----------         -----------
Cash and cash equivalents at end of period                     $21,917,000         $13,102,000
                                                               ===========         ===========
                                                               (Continued)         (Continued)



                    Jeffersonville Bancorp and Subsidiary
               Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)


                                                                     For the Three Months
                                                                        Ended March 31,
                                                                   2001                2000
                                                               -----------         -----------
Supplemental imformation:
   Cash paid for:
          Interest                                             $ 2,193,000         $ 1,986,000
          Income taxes                                               5,000              65,000
Transfer of loans to other real estate owned                       221,000             202,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2001
                                 (Unaudited)

A. Financial Statement Presentation

In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2000 Annual Report.

B. Earnings per Share

Basic earnings per share amounts were calculated for the three month periods ended March 31, 2001 and 2000 based on weighted average common shares outstanding of 1,502,821 and 1,526,230, respectively. There were no dilutive securities during either period.

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

Comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $1,427,000 and $573,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for each period:


Three Months Ended March 31, 2001:

Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $1,221,000)                       $ 724,000

Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $0)            --
                                                                  ---------
Other comprehensive income                                        $ 724,000
                                                                  ---------


Three Months Ended March 31, 2000:

Net unrealized holding losses arising during the period,
  net of tax (pre-tax amount of $303,000)                         $(179,000)
                                                                  ---------
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $0)            --
                                                                  ---------

Other comprehensive loss                                          $(179,000)
                                                                  ---------

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations


A. Overview - Financial Condition

In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition; results of operations and business of the Parent Company and the Bank based on current management expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.

During the period from December 31, 2000 to March 31, 2001, total assets increased $11,718,000 or 4.3%. An increase in cash and due from banks of $11,555,000 or 11.5% accounted for most of the increase. Short-term debt decreased $2,538,000 from $2,807,000 at December 31, 2000. Cash and due from banks increased $11,555,000 due to excess liquidity. Net loans decreased from $145,021,000 at year end 2000 to $144,936,000 at March 31, 2001, a decrease of $85,000 or 0.06%. Loan demand was unusually stagnant during the first quarter.

Deposits increased from $223,278,000 at December 31, 2000 to $236,117,000 at March 31, 2001, an increase of $12,839,000 or 5.8%. Growth occurred in all deposit categories except demand deposits. Demand deposits decreased from $39,715,000 at December 31, 2000 to $36,987,000 at March 31, 2001, a decrease of $2,728,000 or 6.9%. These lower cost deposits are an important offset to the cost of higher priced funds, and this recent decrease will be monitored closely.

Total stockholders' equity increased $972,000 or 3.9% from $25,109,000 at December 31, 2000 to $26,081,000 at March 31, 2001. This increase was the result of net income of $703,000, plus an increase of $724,000 in accumulated other comprehensive income, less cash dividends of $270,000 and purchases of treasury stock for $185,000.

B. Provision for Loan Losses

The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $75,000 for the three months ended March 31, 2001 compared to $75,000 for the three months ended March 31, 2000. Total charge offs for the 2001 three month period were $93,000 compared to $91,000 for the same period in the prior year, while recoveries increased from $47,000 for the 2000 period to $120,000 for the 2001 period. The amounts represent a net recovery of $27,000 in the first quarter of 2001 verses a net charge-off of $44,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the three month periods ended March 31:


                                                  2001              2000
                                               ----------        ----------
Balance at beginning of period                 $2,435,000        $2,336,000
Provision for loan losses                          75,000            75,000
Loans charged off                                 (93,000)          (91,000)
Recoveries                                        120,000            47,000
                                               ----------        ----------
Balance at end of period                       $2,537,000        $2,367,000
                                               ==========        ==========

Annualized net recoveries
  (charge-offs) as a percentage
  of average outstanding loans                       0.07%            (0.12%)
Allowance for loan losses to:
   Total loans                                       1.72%             1.66%
   Total non-performing loans                        95.2%             89.1%

C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at March 31:

                                                  2001              2000
                                               ----------        ----------
Non-accrual loans                              $  722,000        $  919,000
Loans past due 90 days or more
  and still accruing interest                   1,942,000         1,737,000
                                               ----------        ----------
Total non-performing loans                     $2,664,000        $2,656,000
                                               ----------        ----------
Non-performing loans as a percentage
  of total loans                                     1.84%             1.90%
                                               ----------        ----------

As of March 31, 2001 and 2000, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $952,000 and $670,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D. Capital

In January 2000, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. Repurchased shares from January 1, 2001 through March 31, 2001 account for $185,000 of this allocation.

Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.4% and total risk-based capital was 17.6% of risk-weighted assets at March 31, 2001. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.2% at March 31, 2001 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2001.

TIER I CAPITAL
Stockholders' equity, excluding the after-tax
  net unrealized gain on securities available for sale          $ 25,791,000

TIER II CAPITAL
Allowance for loan losses(1)                                       1,927,000
                                                                ------------
Total risk-based capital                                        $ 27,718,000
                                                                ------------
Risk-weighted assets(2)                                         $157,573,000
                                                                ------------
Average assets                                                  $279,071,000
                                                                ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                               16.4%
Total risk-based capital (minimum 8.0%)                                17.6%
Leverage (minimum 4.0%)                                                 9.2%

(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital.

E. Result of Operations

Net income for the first three months of 2001 decreased by $49,000 to $703,000 compared to $752,000 for the same period in 2000. An increase of $117,000 in net interest income and $86,000 in non-interest income were offset by an increase of $278,000 in non-interest expenses. The Company's annualized return on average assets was 1.0% in the current quarter compared to 1.2% in the same period last year. The return on average stockholders' equity was 11.0% and 13.8% for the first three months of 2001 and 2000, respectively.

Tax equivalent interest income increased $297,000 or 6.1% in the first three month's of 2001 compared to the same period in 2000, due to a slight increase in asset yields and an increase in average earning assets. The yield on investment securities increased 4 basis points from 6.78% in 2000 to 6.82% in 2001. The yield on the total loan portfolio increased by 9 basis in the quarter ended March 31, 2001 compared to the first quarter of 2000. All loan category rates except other loans increased slightly. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 3 basis points to 8.50% from 8.47% for the three month period. The overall yield on interest earning assets increased 2 basis points from 8.02% for the three months ended March 31, 2000 to 8.04% for the same period in 2001. The increase in interest income on earning assets for the first quarter also resulted from an increase in average earning assets. The total average balance for earning assets was $255,979,000 for the three month period ended March 31, 2001 compared to $241,735,000 for the same three month period in 2000, an increase of $14,244,000 or 5.9%. An increase in loans of $6,165,000 accounted for 43.3% of this increase. An increase in short term investments of $6,155,000 accounted for 43.2% of the increase in earning assets also.

The yield on interest bearing liabilities increased by 19 basis points for the three month period ended March 31, 2001 as compared to the same period in 2000. The overall net interest margin decreased 13 basis points from 4.74% in the first quarter of 2000 to 4.61% in the first quarter of 2001.

Non-interest expenses were $2,439,000 for the first three months of 2001 compared to $2,161,000 for the same period in 2000, an increase of $278,000 or 12.9%. This increase reflects a $115,000 increase in occupancy and equipment costs primarily due to new technology and software upgrades. An increase of $99,000 in net other real estate owed expense is due to the expenses of Grandview Palace. Other categories of non-interest expense and compensation costs increased by $62,000 for the three months ended March 31, 2001.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JEFFERSONVILLE BANCORP
                            ----------------------


                              /s/ John M. Riley
                            ----------------------
                                John M. Riley
                    Treasurer and Chief Accounting Officer

May 14, 2001