Form 10-Q
period 2001-06-30
JEFFERSONVILLE BANCORP
filed 2001-08-14
CIK 874495

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001          Commission File Number: 0-19212
                                                                     -------

                            JEFFERSONVILLE BANCORP
                            ----------------------
            (Exact name of Registrant as specified in its charter)

New York                                            22-2385448
--------                                            ----------
(State or other jurisdiction of         (I.R.S. Employer identification No.)
incorporation or organization)

P. O. Box 398, Jeffersonville,  New York                      12748
----------------------------------------                      -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (845) 482-4000
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

Yes  X        No
    ---          ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
            Class of Common Stock                  as of August 10, 2001
            ---------------------               ----------------------------
               $0.50 par value                            1,487,047

                              INDEX TO FORM 10-Q

                                                                         Page
Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                June 30, 2001 and December 31, 2000                      1

                Consolidated Statements of Income for the Three
                Months Ended June 30, 2001 and 2000                      2

                Consolidated Statements of Income for the Six
                Months Ended June 30, 2001 and 2000                      3

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2001 and 2000                      4

                Notes to Consolidated Interim Financial Statements       5-7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8-14

     Item 3     Quantitative and Qualitative Disclosures about
                Market Risk                                              15-16


Part 2

     Item 1     Legal Proceedings                                        NONE

     Item 2     Changes in Securities and Use of Proceeds                NONE

     Item 3     Defaults upon Senior Securities                          NONE

     Item 4     Submission of Matters to a Vote of Security Holders      NONE

     Item 5     Other Information                                        NONE

     Item 6     Exhibits and Reports on Form 8-K                         NONE

     Signatures                                                          17

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets

                                                                                    June 30,               December 31,
                                                                                    2001                   2000
                                                                                    -------------          ------------
                                                                                    (Unaudited)

ASSETS
Cash and due from banks                                                              $ 14,338,000          $ 10,362,000
Securities available for sale, at fair value                                           92,422,000            94,217,000
Securities held to maturity, estimated fair value of $5,097,000
   at June 30, 2001 and $5,496,000 at December 31, 2000                                 4,931,000             5,408,000
Loans, net of allowance for loan losses of $2,558,000
   at June 30, 2001 and $2,435,000 at December 31, 2000                               154,716,000           145,021,000
Accrued interest receivable                                                             1,827,000             1,966,000
Premises and equipment, net                                                             2,557,000             2,648,000
Federal Home Loan Bank stock                                                            1,628,000             1,628,000
Other real estate owned                                                                 2,621,000             2,564,000
Cash surrender value of bank-owned life insurance                                       7,077,000             6,918,000
Other assets                                                                            2,215,000             2,552,000
                                                                                     ------------          ------------
           TOTAL ASSETS                                                              $284,332,000          $273,284,000
                                                                                     ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
      Demand deposits (non-interest  bearing)                                        $ 42,667,000          $ 39,715,000
      NOW and super NOW accounts                                                       29,108,000            29,151,000
      Savings and insured money market deposits                                        63,383,000            62,130,000
      Time deposits                                                                    99,587,000            92,282,000
                                                                                     ------------          ------------
           TOTAL DEPOSITS                                                             234,745,000           223,278,000

   Federal Home Loan Bank borrowings                                                   20,000,000            20,000,000
   Short-term debt                                                                        626,000             2,807,000
   Accrued expenses and other liabilities                                               2,484,000             2,090,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES                                                          257,855,000           248,175,000
                                                                                     ------------          ------------
Stockholders' equity:
   Series A preferred stock, no par value:
      2,000,000 shares authorized, none issued                                                 --                    --
   Common stock, $0.50 par value; 2,225,000 shares
      authorized ; 1,589,262 shares and 1,589,262 shares
      issued at June 30, 2001 and December 31,
      2000, respectively                                                                  795,000               795,000
   Paid-in capital                                                                      8,072,000             8,072,000
   Treasury stock, at cost; 97,664 shares at  June 30, 2001
      and  85,177 shares at December 31, 2000                                            (818,000)             (554,000)
   Retained earnings                                                                   18,136,000            17,230,000
   Accumulated other comprehensive income(loss)                                           292,000              (434,000)
                                                                                     ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                                 26,477,000            25,109,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                               $284,332,000          $273,284,000
                                                                                     ============          ============


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                           For the Three Months
                                                              Ended June 30,

                                                  2001                          2000
                                                  ----------                    ----------
INTEREST INCOME
Loan interest and fees                            $3,365,000                    $3,322,000
Securities:
   Taxable                                         1,316,000                     1,203,000
   Non-taxable                                       259,000                       326,000
Federal funds sold                                    70,000                        17,000
                                                  ----------                    ----------
TOTAL INTEREST INCOME                              5,010,000                     4,868,000
                                                  ----------                    ----------

INTEREST EXPENSE
Deposits                                           1,749,000                     1,727,000
Federal Home Loan Bank borrowings                    286,000                       288,000
Other                                                  4,000                        53,000
                                                  ----------                    ----------
TOTAL INTEREST EXPENSE                             2,039,000                     2,068,000
                                                  ----------                    ----------
NET INTEREST INCOME                                2,971,000                     2,800,000
Provision for loan losses                             75,000                        75,000
                                                  ----------                    ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                       2,896,000                     2,725,000
                                                  ----------                    ----------

NON-INTEREST INCOME
Service charges                                      359,000                       313,000
Increase in cash surrender value
   of bank-owned life insurance                       62,000                        91,000
Net security gains                                        --                            --
Other non-interest income                            253,000                       196,000
                                                  ----------                    ----------
TOTAL NON-INTEREST INCOME                            674,000                       600,000
                                                  ----------                    ----------

NON-INTEREST EXPENSES
Salaries and wages                                   906,000                       861,000
Employee benefits                                    506,000                       491,000
Occupancy and equipment expenses                     369,000                       369,000
Other real estate owned expenses, net                160,000                        40,000
Other non-interest expenses                          644,000                       647,000
                                                  ----------                    ----------
TOTAL NON-INTEREST EXPENSES                        2,585,000                     2,408,000
                                                  ----------                    ----------
Income before income taxes                           985,000                       917,000
Income taxes                                        (242,000)                      (38,000)
                                                  ----------                    ----------
NET INCOME                                        $  743,000                    $  879,000
                                                  ==========                    ==========
Basic earnings per common share                   $     0.50                    $     0.58
                                                  ==========                    ==========
Weighted average common shares outstanding         1,493,000                     1,524,000
                                                  ==========                    ==========


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                      For the Six Months
                                                        Ended June 30,

                                                  2001               2000
                                                  -----------        ----------
INTEREST INCOME
Loan interest and fees                            $ 6,682,000        $6,468,000
Securities:
   Taxable                                          2,637,000         2,392,000
   Non-taxable                                        528,000           654,000
Federal funds sold                                    168,000            32,000
                                                  -----------        ----------
TOTAL INTEREST INCOME                              10,015,000         9,546,000
                                                  -----------        ----------

INTEREST EXPENSE
Deposits                                            3,653,000         3,380,000
Federal Home Loan Bank borrowings                     569,000           579,000
Other                                                  10,000            92,000
                                                  -----------        ----------
TOTAL INTEREST EXPENSE                              4,232,000         4,051,000
                                                  -----------        ----------
NET INTEREST INCOME                                 5,783,000         5,495,000
Provision for loan losses                             150,000           150,000
                                                  -----------        ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        5,633,000         5,345,000
                                                  -----------        ----------

NON-INTEREST INCOME
Service charges                                       701,000           627,000
Increase in cash surrender value
   of bank-owned life insurance                       160,000           177,000
Net security gains                                         --                --
Other non-interest income                             439,000           336,000
                                                  -----------        ----------
TOTAL NON-INTEREST INCOME                           1,300,000         1,140,000
                                                  -----------        ----------

NON-INTEREST EXPENSES
Salaries and wages                                  1,662,000         1,582,000
Employee benefits                                     992,000           975,000
Occupancy and equipment expenses                      829,000           714,000
Other real estate owned expenses, net                 320,000           101,000
Other non-interest expenses                         1,221,000         1,197,000
                                                  -----------        ----------
TOTAL NON-INTEREST EXPENSES                         5,024,000         4,569,000
                                                  -----------        ----------
Income before income taxes                          1,909,000         1,916,000
Income taxes                                         (463,000)         (285,000)
                                                  -----------        ----------
NET INCOME                                        $ 1,446,000        $1,631,000
                                                  ===========        ==========
Basic earnings per common share                   $      0.97        $     1.07
                                                  ===========        ==========
Weighted average common shares outstanding          1,498,000         1,524,000
                                                  ===========        ==========

See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                         For the Six Months
                                                                           Ended June 30,

                                                                     2001               2000
                                                                     ------------      -------------
OPERATING ACTIVITIES
Net income                                                           $  1,446,000       $  1,631,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Provision for loan losses                                           150,000            150,000
      Write down of other real estate owned                                29,000             50,000
      Gain on sales of other real estate owned                            (90,000)           (80,000)
      Depreciation and amortization                                       282,000            308,000
      Net increase in cash surrender value
         of bank-owned life insurance                                    (159,000)          (145,000)
      Net security gains                                                       --                 --
      Decrease (increase) in accrued interest receivable                  169,000            368,000
      Decrease (increase) in other assets                                 224,000           (609,000)
      Increase (decrease) in accrued
         expenses and other liabilities                                   (26,000)           234,000
                                                                      -----------        -----------
               NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                                  2,025,000          1,907,000
                                                                      -----------        -----------
INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                                    24,033,000          4,230,000
      Securities held to maturity                                       1,792,000            525,000
Proceeds from sales of securities
   available for sale                                                          --                 --
Purchases:
      Securities available for sale                                   (21,005,000)                --
      Securities held to maturity                                      (1,315,000)        (2,410,000)
Disbursements for loan originations, net of
   principal collections                                              (10,182,000)        (6,840,000)
Purchases of Federal Home Loan Bank stock                                      --                 --
Purchase of bank owned life insurance                                          --           (350,000)
Net purchases of premises and equipment                                  (196,000)          (234,000)
Proceeds from sales of other real estate owned                            341,000            362,000
                                                                     ------------       ------------
               NET CASH USED IN
                  INVESTING ACTIVITIES                                 (6,532,000)        (4,717,000)
                                                                     ------------       ------------
FINANCING ACTIVITIES
Net increase in deposits                                               11,467,000         18,115,000
Increase (decrease) in short-term debt                                 (2,181,000)       (11,355,000)
Cash dividends paid                                                      (540,000)          (549,000)
Purchases and retirements of common stock                                (263,000)          (163,000)
                                                                     ------------       ------------
               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                  8,483,000          6,048,000
                                                                     ------------       ------------
               NET INCREASE IN
                  CASH AND CASH EQUIVALENTS                             3,976,000          3,238,000
Cash and cash equivalents at beginning of period                       10,362,000          9,104,000
                                                                     ------------       ------------
Cash and cash equivalents at end of period                           $ 14,338,000       $ 12,342,000
                                                                     ============       ============
Supplemental imformation:
   Cash paid for:
      Interest                                                       $  4,324,000       $  4,059,000
      Income taxes                                                        360,000            470,000
Transfer of loans to other real estate owned                              337,000            189,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                June 30, 2001
                                 (Unaudited)

A. Financial Statement Presentation

In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 2000 consolidated year-end financial statements, including notes thereto, which are included in the Company's 2000 Annual Report.

B. Earnings per Share

Basic earnings per share amounts were calculated for the three month periods ended June 30, 2001 and 2000 based on weighted average common shares outstanding of 1,493,000 and 1,524,000, respectively. Basic earnings per share amounts were calculated for the six month periods ended June 30, 2001 and 2000 based on weighted average common shares outstanding of 1,498,000 and 1,524,000, respectively. There were no dilative securities during either period.

C. Comprehensive Income

Comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $745,000 and $1,126,000, respectively. Comprehensive income for the six-month periods ended June 30, 2001 and 2000 was $2,172,000 and $1,696,000, respectively. The following summarizes the components of the Company's other comprehensive income for the six-month periods:

Six Months Ended June 30, 2001:
Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $1,233,000)                         $726,000
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $0)       $     --
                                                                    --------
Other comprehensive income                                          $726,000
                                                                    ========

Six Months Ended June 30, 2000:
Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $108,000                            $ 65,000
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $0)       $     --
                                                                    --------
Other comprehensive income                                          $ 65,000
                                                                    ========

D. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, which amended certain provisions of Statement No. 133. As of January 1, 2001 and during the first six months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of Statement No. 133, as amended, did not have a material effect on the Company's consolidated financial statement.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately. Management does not expect the adoption of Statement 141 to have a material impact on the Company's consolidated financial statements.

The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. Since the Company does not have any recorded goodwill or intangible assets, management does not expect the adoption of Statement 142 to have a material impact on the Company's consolidated financial statements.

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

During the period from December 31, 2000 to June 30, 2001, total assets increased $11,048,000 or 4.0%. Short-term debt decreased $2,181,000 from $2,807,000 at December 31, 2000. The funds were originally borrowed to enhance liquidity, eliminating the need to sell higher yielding securities. Securities available for sale decreased by $1,795,000 or 1.9% primarily due to maturities. Net loans increased from $145,021,000 at year end 2000 to $154,716,000 at June 30, 2001, an increase of $9695,000 or 6.7%.

Deposits increased from $223,278,000 at December 31, 2000 to $234,745,000 at June 30, 2001, an increase of $11,467,000 or 5.1%. Growth occurred in all deposit categories except NOW and super NOW accounts. Demand deposits increased from $39,715,000 at December 31, 2000 to $42,667,000 at June 30,
2001, an increase of $2,952,000 or 7.4%. These lower cost deposits are an important offset to the cost of higher priced funds, and allowed the repayment of short term borrowings. Time deposits increased from $92,282,000 at December 31, 2000 to $99,587,000, an increase of $7,305,000 or 7.9%

Total stockholders' equity increased $1,368,000 or 5.4% from $25,109,000 at December 31, 2000 to $26,477,000 at June 30, 2001. This increase was the result of net income of $1,446,000, plus an increase of $726,000 in accumulated other comprehensive income, less cash dividends of $540,000, and purchases of treasury stock of $264,000.

B. Provision for Loan Losses

The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $150,000 for the six months ended June 30, 2001 and 2000. Total charge offs for the 2001 six month period were $179,000 compared to $160,000 for the same period in the prior year, while recoveries increased from $102,000 for the 2000 period to $152,000 for the 2001 period. The amounts represent a net charge-off of $27,000 in the first six months of 2001 versus a net charge-off of $58,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended June 30:
                                                  2001              2000

Balance at beginning of period              $2,435,000        $2,336,000
Provision for loan losses                      150,000           150,000
Loans charged off                             (179,000)         (160,000)
Recoveries                                     152,000           102,000
                                            ----------        ----------
Balance at end of period                    $2,558,000        $2,428,000
                                            ==========        ==========

Net charge-offs as a percentage
  of average outstanding loans                   (0.02%)            0.04%
Allowance for loan losses to:
Total loans                                       1.63%             1.65%
Total non-performing loans                        98.1%             96.2%

C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at June 30:

Non-accrual loans                           $  738,000        $  689,000
Loans past due 90 days or more and
  still accruing interest                    1,869,000         1,835,000
                                            ----------        ----------
Total non-performing loans                  $2,607,000        $2,524,000
                                            ----------        ----------
Non-performing loans as a percentage
  of total loans                                   1.7%              1.7%
                                                  ----              ----

The effects of non-accrual and restructured loans on interest income were as follows for the six months ended June 30:

                                                  2001              2000
                                                  ----              ----
Interest contractually due at original rates    33,000            17,000
Interest income recognized                      12,000             7,000
Interest income not recognized                  21,000            10,000

As of June 30, 2001 and 2000, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $410,000 and $670,000, respectively. There was no allowance for loan impairment under Statement No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D. Capital

In January 2001, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. During the six months ended June 30, 2001, a total of 12,487 shares have been purchased and transferred to treasury stock at a cost of $243,000.

Under the Federal Reserve Bank's risk-based capital rules, the Company's
Tier I risk-based capital was 16.1% and total risk-based capital was 17.3% of risk-weighted assets at June 30, 2001. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.4% at June 30, 2001 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2001.

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale            $ 26,185,000

TIER II CAPITAL
Allowance for loan losses(1)                                     2,034,000
                                                              ------------
Total risk-based capital                                      $ 28,219,000
                                                              ------------
Risk-weighted assets(2)                                       $162,683,000
                                                              ------------
Average assets                                                $279,844,000
                                                              ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                              16.1%
Total risk-based capital (minimum 8.0%)                               17.3%
Leverage (minimum 4.0%)                                                9.4%


(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E. Result of Operations

Most Recent Quarter and Same Quarter in Preceding Year:

Net income for the quarter ended June 30, 2001 decreased by $136,000 to $743,000 compared to $879,000 for the corresponding period in 2000. Increases in net interest income and non-interest income were offset by an increase in non-interest expenses. The Company's annualized return on average assets was 1.1% for the quarter ended June 30, 2001 compared to 1.3% for the same quarter in 2000. The return on average stockholders' equity was 11.3% and 15.3% for the second quarter of 2001 and 2000, respectively.

Total interest income for the second quarter of 2001 increased $142,000 or 2.9% from the corresponding period in 2000, while total interest expense decreased $29,000 or 1.4% from the corresponding period in 2000. Net interest income increased $171,000 or 6.1% from the prior year period.

Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $260,989,000 for the three month period ended June 30, 2001 compared to $247,858,000 for the corresponding period in 2000, an increase of $13,131,000 or 5.3%. An increase in short term investments of $5,075,000 accounted for 38.7% of this increase and an increase in loans of $4,772,000 accounted for 36.3% of this increase. The yield on interest earning assets decreased by 25 basis points from 8.13% for the three month period ended June 30, 2000 to 7.88% for the three month period ended June 30, 2001. This decrease was primarily due to a 17 basis point increase in the yield on investment securities from 6.81% for the quarter ended June 30, 2000 to 6.64% for the quarter ended June 30, 2001 and a 18 basis point decrease in the yield on real estate mortgage loans from 8.61% for the quarter ended June 30, 2000 to 8.43% for the quarter ended June 30, 2001.

Total interest expense decreased as a result of a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $216,724,000 for the three month period ended June 30, 2001 compared to $206,420,000 for the corresponding period in 2000, an increase of $10,304,000 or 5.0%. The yield on interest bearing liabilities decreased by 25 basis points from 4.01% for the three month period ended June 30, 2000 to 3.76% for the three month period ended June 30, 2001.

Non-interest income was $674,000 for the three month period ended June
30, 2001 compared to $600,000 for the corresponding period in 2000, an increase of $74,000 or 12.3%. This increase was primarily due to an increase in deposit account service charges and other miscellaneous income.

Non-interest expenses were $2,585,000 for the three month period ended
June 30, 2001 compared to $2,408,000 for the corresponding period in 2000, an increase of $177,000 or 7.4%. This increase reflects a $60,000 increase in compensation and benefit costs, primarily due to normal salary adjustments. Occupancy and equipment expense remained unchanged from last year. Net other real estate owned expenses increased by $120,000 as a result of carrying costs incurred for Grandview Palace. Grandview Palace is a 81 unit condominium project which the Company took possession of in the third quarter of 2000. The bank currently owns 74 units of which 38 are in contract to be sold. The average selling price of units to date has been $55,000.

Net income for the first six months of 2001 decreased by $185,000 to $1,446,000 compared to $1,631,000 for the same period in 2000. Increases of $288,000 in net interest income and $160,000 in non-interest income were offset by an increase of $455,000 in non-interest expenses. Income tax expense also increased. The Company's annualized return on average assets was 1.0% in the six month period compared to 1.2% in the same period last year. The return on average stockholders' equity was 11.3% and 14.6% for the first six months of 2001 and 2000, respectively.

Tax interest income increased $469,000 or 4.9% in the first six months of 2001 compared to the same period in 2000. The yield on investment securities decreased 6 basis points from 6.83% in 2000 to 6.77% in 2001. The yield on the total loan portfolio decreased by 5 basis points in the six months ended June 30, 2001 compared to the first six months of 2000. Commercial, home equity and real estate loan yields decreased during the six months ended June 30, 2001 compared to the first six months of 2000. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 8 basis points to 8.51% from 8.59% during the six months ended June 30, 2001 compared to the first six months of 2000. The overall yield on interest earning assets decreased 12 basis points from 8.12% for the six months ended June 30, 2000 to 8.00% for the same period in 2001. In addition, the increase in interest income on earning assets for the first six months of 2001 resulted from an increase in average earning assets. The total average balance for earning assets was $257,056,000 for the six month period ended June 30, 2001 compared to $243,444,000 for the same six month period in 2000, an increase of $13,612,000 or 5.6%. An increase in loans of $5,438,000 accounted for 40.0% of this increase and a increase in short term investments of $5,584,000 accounted for 41.0% of this increase.

The yield on interest bearing liabilities decreased by 3 basis points for the six month period from 4.00% in 2000 to 3.97% in 2001. The overall net interest margin decreased 8 basis points from 4.79% in the first half of 2000 to 4.71% in the first half of 2001.

Non-interest expenses were $5,024,000 for the first six months of 2001 compared to $4,569,000 for the same period in 2000, an increase of $455,000 or 10.0%. This increase reflects expenses associated with other real estate, which increased by $219,000 as the result of expenses incurred with Grandview Palace. Similarly, occupancy and equipment expense increased by $115,000 for the six months ended June 30, 2001 as a result of implementing new technology. A $97,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and normal salary adjustments.

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

The subsidiary Bank's interest rate risk management is theresponsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The ALCO, comprised of senior management, has developed policies to measure, manage and monitor interest rate risk.Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

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

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2001, the Company had a negative one year cumulative gap position.

The cumulative gap analysis is merely a snapshot at a particular date and does not fully reflect that certain assets and liabilities may have similar repricing periods, but may in fact reprice at different times within the period and at differing rate levels. Management, therefore, uses the interest rate sensitivity gap only as a general indicator of the potential effects of interest rate changes on net interest income. Management believes that the gap analysis is a useful tool only when used in conjunction with its simulation model and other tools for analyzing and managing interest rate risk.

As of June 30, 2001 the subsidiary Bank was in a liability sensitive position, which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative positive interest rate sensitivity gap as of June 30, 2001 was 1.0% of total assets.

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

August 11, 2000