Form 10-Q
period 2001-09-30
JEFFERSONVILLE BANCORP
filed 2001-11-14
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001       Commission File Number: 0-19212
                                                                       -------

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

Yes  [X]        No  [  ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                  Number of Shares Outstanding
            Class of Common Stock                   as of November 09, 2000
            ---------------------                 ----------------------------
              $0.50 par value                              1,478,107

                               INDEX TO FORM 10-Q

                                                                         Page


Part 1

Item 1   Consolidated Interim Financial Statements (Unaudited)

         Consolidated Balance Sheets at
         September 30, 2001 and December 31, 2000                        1

         Consolidated Statements of Income for the Three
         Months Ended September 30, 2001 and 2000                        2

         Consolidated Statements of Income for the Nine
         Months Ended September 30, 2001 and 2000                        3

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000                        4

         Notes to Consolidated Interim Financial Statements              5-7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-15

Item 3   Quantitative and Qualitative Disclosures about Market Risk      16


Part 2

Item 1   Legal Proceedings                                               NONE

Item 2   Changes in Securities and Use of Proceeds                       NONE

Item 3   Defaults upon Senior Securities                                 NONE

Item 4   Submission of Matters to a Vote of Security Holders             NONE

Item 5   Other Information                                               NONE

Item 6   Exhibits and Reports on Form 8-K                                NONE

Signatures                                                               17

                                       Jeffersonville Bancorp and Subsidiary
                                            Consolidated Balance Sheets

                                                                                September 30       December 31,
                                                                                    2001               2000
                                                                                -------------      ------------
                                                                                (Unaudited)
ASSETS
Cash and due from banks                                                         $ 10,896,000       $ 10,362,000
Securities available for sale, at fair value                                     101,342,000         94,217,000
Securities held to maturity, estimated fair value of $5,655,000
       at September 30, 2001 and $5,496,000 at December 31, 2000                   5,462,000          5,408,000
Loans, net of allowance for loan losses of $2,606,000
     at September 30, 2001 and $2,435,000 at December 31, 2000                   156,975,000        145,021,000
Accrued interest receivable                                                        2,071,000          1,966,000
Premises and equipment, net                                                        2,581,000          2,648,000
Federal Home Loan Bank stock                                                       1,150,000          1,628,000
Other real estate owned                                                            2,354,000          2,564,000
Cash surrender value of bank-owned life insurance                                  7,230,000          6,918,000
Other assets                                                                       1,649,000          2,552,000
                                                                                ------------       ------------
          TOTAL ASSETS                                                          $291,710,000       $273,284,000
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                 $ 43,153,000       $ 39,715,000
        NOW and super NOW accounts                                                29,672,000         29,151,000
        Savings and insured money market deposits                                 64,324,000         62,130,000
        Time deposits                                                            101,313,000         92,282,000
                                                                                ------------       ------------
           TOTAL DEPOSITS                                                        238,462,000        223,278,000

     Federal Home Loan Bank borrowings                                            20,000,000         20,000,000
     Short-term debt                                                               2,239,000          2,807,000
     Accrued expenses and other liabilities                                        2,882,000          2,090,000
                                                                                ------------       ------------
           TOTAL LIABILITIES                                                     263,583,000        248,175,000
                                                                                ------------       ------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                                     --                 --
        Common stock, $0.50 par value; 2,225,000 shares
           authorized ; 1,589,262 shares  issued at September 30, 2001
           and December 31, 2000, respectively                                       795,000            795,000
        Paid-in capital                                                            8,072,000          8,072,000
        Treasury stock, at cost; 102,215 shares at  September 30, 2001
            and  85,177 shares at December 31, 2000                                 (916,000)          (554,000)
        Retained earnings                                                         18,932,000         17,230,000
        Accumulated other comprehensive income(loss)                               1,244,000           (434,000)
                                                                                ------------       ------------
           TOTAL  STOCKHOLDERS' EQUITY                                            28,127,000         25,109,000
                                                                                ------------       ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                          $291,710,000       $273,284,000
                                                                                ============       ============

See accompanying notes to unaudited consolidated interim financial statements.

                          Jeffersonville Bancorp and Subsidiary
                           Consolidated Statements of Income
                                      (Unaudited)
                                                               For the Three Months
                                                                Ended September 30,

                                                              2001              2000
                                                          ----------        ----------
INTEREST INCOME
Loan interest and fees                                    $3,511,000        $3,219,000
Securities:
     Taxable                                               1,257,000         1,257,000
     Non-taxable                                             285,000           310,000
Federal funds sold                                            73,000           118,000
                                                          ----------        ----------
TOTAL INTEREST INCOME                                      5,126,000         4,904,000
                                                          ----------        ----------

INTEREST EXPENSE
Deposits                                                   1,547,000         1,886,000
Federal Home Loan Bank borrowings                            290,000           286,000
Other                                                         27,000             8,000
                                                          ----------        ----------
TOTAL INTEREST EXPENSE                                     1,864,000         2,180,000

                                                          ----------        ----------
NET INTEREST INCOME                                        3,262,000         2,724,000
Provision for loan losses                                    (75,000)          (75,000)
                                                          ----------        ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             3,187,000         2,649,000
                                                          ----------        ----------

NON-INTEREST INCOME
Service charges                                              391,000           317,000
Increase in cash surrender value
      of bank-owned life insurance                           134,000            96,000
Net security gains                                             6,000             5,000
Other non-interest income                                    226,000           226,000
                                                          ----------        ----------
TOTAL NON-INTEREST INCOME                                    757,000           644,000
                                                          ----------        ----------

NON-INTEREST EXPENSES
Salaries and wages                                           785,000           747,000
Employee benefits                                            462,000           492,000
Occupancy and equipment expenses                             375,000           389,000
Other real estate owned expenses, net                        256,000           193,000
Other non-interest expenses                                  581,000           575,000
                                                          ----------        ----------
TOTAL NON-INTEREST EXPENSES                                2,459,000         2,396,000
                                                          ----------        ----------
Income before income taxes                                 1,485,000           897,000
Income taxes                                                (421,000)         (298,000)
                                                          ----------        ----------
NET INCOME                                                $1,064,000        $  599,000
                                                          ==========        ==========
Basic earnings per common share                           $     0.72        $     0.39
                                                          ==========        ==========
Weighted average common shares outstanding                 1,488,000         1,521,000
                                                          ==========        ==========

See accompanying notes to unaudited consolidated interim financial statements.

                                 Jeffersonville Bancorp and Subsidiary
                                  Consolidated Statements of Income
                                              (Unaudited)
                                                                For the Nine Months
                                                                Ended September 30,

                                                              2001                2000
                                                          -----------         -----------
INTEREST INCOME
Loan interest and fees                                    $10,193,000         $ 9,687,000
Securities:
     Taxable                                                3,894,000           3,649,000
     Non-taxable                                              813,000             964,000
Federal funds sold                                            241,000             150,000
                                                          -----------         -----------
TOTAL INTEREST INCOME                                      15,141,000          14,450,000
                                                          -----------         -----------

INTEREST EXPENSE
Deposits                                                    5,200,000           5,266,000
Federal Home Loan Bank borrowings                             859,000             865,000
Other                                                          37,000             100,000
                                                          -----------         -----------
TOTAL INTEREST EXPENSE                                      6,096,000           6,231,000

                                                          -----------         -----------
NET INTEREST INCOME                                         9,045,000           8,219,000
Provision for loan losses                                    (225,000)           (225,000)
                                                          -----------         -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              8,820,000           7,994,000
                                                          -----------         -----------

NON-INTEREST INCOME
Service charges                                             1,092,000             944,000
Increase in cash surrender value
      of bank-owned life insurance                            294,000             273,000
Net security gains                                              6,000               5,000
Other non-interest income                                     665,000             562,000
                                                          -----------         -----------
TOTAL NON-INTEREST INCOME                                   2,057,000           1,784,000
                                                          -----------         -----------

NON-INTEREST EXPENSES
Salaries and wages                                          2,447,000           2,329,000
Employee benefits                                           1,454,000           1,467,000
Occupancy and equipment expenses                            1,204,000           1,103,000
Other real estate owned expenses, net                         576,000             294,000
Other non-interest expenses                                 1,802,000           1,772,000
                                                          -----------         -----------
TOTAL NON-INTEREST EXPENSES                                 7,483,000           6,965,000
                                                          -----------         -----------
Income before income taxes                                  3,394,000           2,813,000
Income taxes                                                 (884,000)           (583,000)
                                                          -----------         -----------
NET INCOME                                                $ 2,510,000         $ 2,230,000
                                                          ===========         ===========
Basic earnings per common share                           $      1.68         $      1.46
                                                          ===========         ===========
Weighted average common shares outstanding                  1,494,000           1,523,000
                                                          ===========         ===========


See accompanying notes to unaudited consolidated interim financial statements.

                                   Jeffersonville Bancorp and Subsidiary
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                                         For the Nine Months
                                                                         Ended September 30,

                                                                        2001                2000
                                                                    -------------       ------------
OPERATING ACTIVITIES
Net income                                                          $   2,510,000       $  2,230,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                            225,000            225,000
     Write down of other real estate owned                                 35,000             69,000
     Gain on sales of other real estate owned                             (63,000)           (88,000)
     Depreciation and amortization                                        420,000            478,000
     Net increase in cash surrender value
           of bank-owned life insurance                                  (239,000)          (223,000)
     Net security gains                                                    (6,000)            (5,000)
     Increase in accrued interest receivable                             (105,000)          (374,000)
     Decrease (increase) in other assets                                  166,000           (577,000)
     Increase in accrued
           expenses and other liabilities                                 372,000            787,000
                                                                    -------------       ------------

               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                                3,315,000          2,522,000
                                                                    -------------       ------------

INVESTING ACTIVITIES
Proceeds  from maturities and calls:
      Securities available for sale                                    35,743,000          6,521,000
      Securities held to maturity                                       2,151,000          1,279,000
Proceeds from sales of securities
       available for sale                                              11,097,000          1,765,000
Purchases :
      Securities available for sale                                   (51,102,000)       (11,785,000)
      Securities held to maturity                                      (2,227,000)        (2,693,000)
Disbursements for loan originations, net of
       principal collections                                          (12,740,000)        (5,543,000)
Call of Federal Home Loan Bank stock                                      478,000                 --
Purchase of bank owned life insurance                                     (73,000)          (350,000)
Net purchases of premises and equipment                                  (358,000)          (276,000)
Proceeds from sales of other real estate owned                            804,000            702,000
                                                                    -------------       ------------
          NET CASH USED IN
              INVESTING ACTIVITIES                                    (16,227,000)       (10,380,000)
                                                                    -------------       ------------

FINANCING ACTIVITIES
Net increase in deposits                                               15,184,000         22,907,000
Decrease in short-term debt                                              (568,000)       (11,234,000)
Cash dividends paid                                                      (808,000)          (822,000)
Purchases and retirements of common stock                                      --           (497,000)
Treasury stock purchased                                                 (362,000)                --
                                                                    -------------       ------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                    13,446,000         10,354,000
                                                                    -------------       ------------
          NET INCREASE IN
               CASH AND CASH EQUIVALENTS                                  534,000          2,496,000
Cash and cash equivalents at beginning of period                       10,362,000          9,104,000
                                                                    -------------       ------------
Cash and cash equivalents at end of period                          $  10,896,000      $  11,600,000
                                                                    =============      =============

Supplemental information:
   Cash paid for:
          Interest                                                  $   6,150,000      $   6,197,000
          Income taxes                                                    762,000            655,000
Transfer of loans to other real estate owned                              566,000          2,460,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2001
                                 (Unaudited)

A.     Financial Statement Presentation

In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for nine month periods ended September 30, 2001 and 2000. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 2000 consolidated year-end financial statements, including notes thereto, which are included in the Company's 2000 Annual Report.


B.     Earnings per Share

Basic earnings per share amounts were calculated for the three month periods ended September 30, 2001 and 2000 based on weighted average common shares outstanding of 1,488,000 and 1,521,000, respectively. Basic earnings per share amounts were calculated for the nine month periods ended September 30, 2001 and 2000 based on weighted average common shares outstanding of 1,494,000 and 1,523,000, respectively. There were no dilutive securities during either period.

C.     Comprehensive Income

Comprehensive income for the three-month periods ended September 30, 2001 and 2000 was $2,016,000 and $1,169,000, respectively. Comprehensive income for the nine-month periods ended September 30, 2001 and 2000 was $4,188,000 and $2,865,000, respectively. The following summarizes the components of the Company's other comprehensive income for the nine-month periods:

Nine Months Ended September 30, 2001:
Net unrealized holding gains arising during the period, net of tax
  (pre-tax amount of $2,869,000)                                         $1,682,000
Reclassification adjustment for net gains realized in net income
  during the period, net of tax (pre-tax amount of $6,000)               $   (4,000)
                                                                         ----------
Other comprehensive income                                               $1,678,000
                                                                         ==========

Nine Months Ended September 30, 2000:
Net unrealized holding gains arising during the period, net of tax
  (pre-tax amount of $1,059,000)                                         $  638,000
Reclassification adjustment for net gains realized in net income
  during the period, net of tax (pre-tax amount of $5,000)               $   (3,000)
                                                                         ----------
Other comprehensive income                                               $  635,000
                                                                         ==========

D.       New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued Statement No. 137, which deferred the effective date of Statement No. 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, which amended certain provisions of Statement No. 133. As of January 1, 2001 and during the first nine months of 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of Statement No. 133, as amended, did not have a material effect on the Company's consolidated financial statements.

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

The Company was required to adopt the provisions of Statement 141 immediately. The adoption of Statement 141 did not have a material impact on the Company's consolidated financial statements.

The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. Since the Company does not have any recorded goodwill or intangible assets, the adoption of Statement 14 will not to have a material impact on the Company's consolidated financial statements.

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

During the period from December 31, 2000 to September 30, 2001, total assets increased $18,426,000 or 6.7%. Securities available for sale increased by $7,125,000 or 7.6%. Net loans increased from $145,021,000 at year end 2000 to $156,975,000 at September 30, 2001, an increase of $11,954,000 or 8.2%.

Deposits increased from $223,278,000 at December 31, 2000 to $238,462,000 at September 30, 2001, an increase of $15,184,000 or 6.8%. Growth occurred in all deposit categories. Time deposits increased from $92,282,000 at December 31, 2000 to $101,313,000 at September 30, 2001, an increase of $9,031,000 or
9.8%. Demand deposits increased from $39,715,000 at December 31, 2000 to $43,153,000 at September 30, 2001, an increase of $3,438,000 or 8.7%. These lower cost deposits are an important offset to the cost of higher priced funds.

Total stockholders' equity increased $3,018,000 or 12.0% from $25,109,000 at December 31, 2000 to $28,127,000 at September 30, 2001. This increase was the result of net income of $2,510,000, plus an increase of $1,678,000 in accumulated other comprehensive income, less cash dividends of $808,000 and purchases of treasury stock of $362,000.


B.     Provision for Loan Losses

The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, giving consideration to various items including the general state of the economy and past loan experience. The provision for loan losses was $225,000 for the nine months ended September 30, 2001 and 2000. Total charge-offs for the 2001 nine month period were $228,000 compared to $221,000 for the same period in the prior year, while recoveries increased from $120,000 for the 2000 period to $174,000 for the 2001 period. The amounts represent a net charge-off of $54,000 in the first nine months of 2001 versus a net charge-off of $101,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:

                                                 2001            2000
                                                 ----            ----
Balance at beginning of period                   $2,435,000      $2,336,000
Provision for loan losses                           225,000         225,000
Loans charged off                                  (228,000)       (221,000)
Recoveries                                          174,000         120,000
                                                 ----------      ----------
Balance at end of period                         $2,606,000      $2,460,000
                                                 ==========      ==========

Annualized net charge-offs as a percentage
  of average outstanding loans                         0.05%           0.09%
Allowance for loan losses to:
   Total loans                                         1.63%           1.72%
   Total non-performing loans                         209.0%          101.2%

C.     Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at September 30:

                                                               September 30,     September 30,
                                                               2001              2000
                                                               ----------        ----------
Non-accrual loans                                              $  737,000        $  740,000
Loans past due 90 days or more and still accruing interest        510,000         1,691,000
                                                               ----------        ----------
Total non-performing loans                                     $1,247,000        $2,431,000
                                                               ----------        ----------
Non-performing loans as a percentage of total loans                   0.8%              1.7%
                                                                     ----              ----

The effects of non-accrual and restructured loans on interest income were as follows for the nine months ended September 30:

                                                 2001       2000
                                                 ----       ----
Interest contractually due at original rates     $50,000    $115,000
Interest income recognized                        22,000       6,000
                                                 -------    --------
Interest income not recognized                   $28,000    $109,000
                                                 =======    ========

As of September 30, 2001 and 2000, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $384,000 and $670,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

D.     Capital

In January 2001, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. During the nine months ended September 30, 2001, a total of 17,038 shares have been purchased and transferred at a cost of $362,000.

Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 14.1% and total risk-based capital was 15.3% of risk-weighted assets at September 30, 2001. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.5% at September 30, 2001 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2001.

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale       $ 26,883,000

TIER II CAPITAL

Allowance for loan losses(1)                                2,390,000
                                                         ------------
Total risk-based capital                                 $ 29,273,000
                                                         ------------
Risk-weighted assets(2)                                  $191,167,000
                                                         ------------
Average assets                                           $283,592,000
                                                         ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                         14.1%
Total risk-based capital (minimum 8.0%)                          15.3%
Leverage (minimum 4.0%)                                           9.5%

(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E.       Result of Operations

Most Recent Quarter and Same Quarter in Preceding Year:

Net income for the quarter ended September 30, 2001 increased by $465,000 to $1,064,000 compared to $599,000 for the corresponding period in 2000. Increases in interest income, non-interest income, and a decrease in interest expense were offset by an increase in non-interest expenses. The Company's annualized return on average assets was 1.5% for the quarter ended September 30, 2001 compared to 0.9% for the same quarter in 2000. The return on average stockholders' equity was 15.6% and 10.4% for the third quarter of 2001 and 2000, respectively.

Total interest income for the third quarter of 2001 increased $222,000 or 4.5% from the corresponding period in 2000, while total interest expense decreased $316,000 or 14.5% from the corresponding period in 2000. Net interest income increased $538,000 or 19.8% from the prior year period.

Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $267,756,000 for the three month period ended September 30, 2001 compared to $253,394,000 for the corresponding period in 2000, an increase of $14,362,000 or 5.7%. An increase in loans of $14,041,000 accounted for 97.8% of this increase. The yield on interest earning assets decreased by 11 basis points from 7.99% for the three month period ended September 30, 2000 to 7.88% for the three month period ended September 30, 2001. This decrease was primarily due to a 5 basis point decrease in the yield on investment securities from 6.79% for the quarter ended September 30, 2000 to 6.74% for the quarter ended September 30, 2001 and a 5 basis point decrease in the yield on loans from 8.80% for the quarter ended September 30, 2000 to 8.75% for the quarter ended September 30, 2001. The decrease in the yield on loans and securities was primarily attributed to further declines in interest rates brought upon by a recession.

Total interest expense decreased despite an increase in interest bearing liabilities due to a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $216,997,000 for the three month period ended September 30, 2001 compared to $212,248,000 for the corresponding period in 2000, an increase of $4,749,000 or 2.2%. The yield on interest bearing liabilities decreased by 67 basis points from 4.11% for the three month period ended September 30, 2000 to 3.44% for the three month period ended September 30, 2001.

Non-interest income was $757,000 for the three month period ended September 30, 2001 compared to $644,000 for the corresponding period in 2000, an increase of $113,000 or 17.5%. This increase was primarily due to increases in service charges.

Non-interest expenses were $2,459,000 for the three month period ended September 30, 2001 compared to $2,396,000 for the corresponding period in 2000, an increase of $63,000 or 2.6%. Salaries and wages increased by $38,000 as a result of normal increases. Net other real estate owned expenses increased by $63,000 as a result of carrying costs incurred for Grandview Palace. Grandview Palace is an 400 unit condominium project in which the Company took possession of 81 units in the third quarter of 2000. As of September 30, 2001, the Company owns 67 units of which 41 are under contract to be sold. The average selling price of units through September 30, 2001 has been $43,000. Other non-interest expenses decreased $38,000 as the result of decreases in several other expense categories.

Most Recent Year to Date and Corresponding Year to Date Period:

Net income for the first nine months of 2001 increased by $280,000 to $2,510,000 compared to $2,230,000 for the same period in 2000. Increases of $826,000 in net interest income and $273,000 in non-interest income were offset by an increase of $518,000 in non-interest expenses. Income tax expense also increased. The Company's annualized return on average assets was 1.2% in the nine month period compared to 1.1% in the same period last year. The return on average stockholders' equity was 12.8% and 13.3% for the first nine months of 2001 and 2000, respectively.

Total interest income increased $613,000 or 4.1% in the first nine months of 2001 compared to the same period in 2000. The yield on investment securities decreased 7 basis points from 6.85% in 2000 to 6.78% in 2001. The yield on the total loan portfolio decreased by 4 basis points in the nine months ended September 30, 2001 compared to the first nine months of 2000. Commercial and home equity loan yields decreased during the nine months ended September 30, 2001 compared to the first nine months of 2000. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 2 basis points to 8.49% from 8.47% during the nine months ended September 30, 2001 compared to the first nine months of 2000. The overall yield on interest earning assets decreased 12 basis points from 8.11% for the nine months ended September 30, 2000 to 7.99% for the same period in 2001. In addition, the increase in interest income for the first nine months of 2000 resulted from an increase in average earning assets. The total average balance for earning assets was $259,681,000 for the nine month period ended September 30, 2001 compared to $245,869,000 for the same nine month period in 2000, an increase of $13,812,000 or 5.6%. An increase in loans of $8,286,000 accounted for 60.0% of this increase and an increase in short term investments of $4,272,000 accounted for 30.9% of this increase.

The yield on interest bearing liabilities decreased by 25 basis points for the nine month period from 4.05% in 2000 to 3.80% in 2001. The overall net interest margin increased 13 basis points from 4.73% in the nine months of 2000 to 4.86% in the nine months of 2001.

Non-interest expenses were $7,483,000 for the nine months of 2001 compared to $6,965,000 for the same period in 2000, an increase of $518,000 or 7.4%. This increase reflects a $118,000 increase in salaries and wages, primarily due to normal salary adjustments. Similarly, occupancy and equipment expense increased by $101,000 for the nine months ended September 30, 2001 as a result of depreciation and other costs connected with new technology. Expenses associated with other real estate increased by $282,000 primarily as the result of expenses incurred with Grandview Palace.

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

The subsidiary Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The ALCO, comprised of senior management, has developed policies to measure, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the subsidiary Bank's assets and liabilities. For example, the subsidiary Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

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


Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2001, the Company had a negative one year cumulative gap position.

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

As of September 30, 2001, the subsidiary Bank was in a liability sensitive position, which means that more liabilities are scheduled to mature or reprice within the next year than assets. The cumulative negative interest rate sensitivity gap as of September 30, 2001 was 0.9% of total assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                              /s/ John M. Riley
                            ----------------------
                                John M. Riley
                                  Treasurer

November 13, 2001