Form 10-K405
period 2001-12-31
JEFFERSONVILLE BANCORP
filed 2002-03-29
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001     Commission File Number: 0-19212


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

The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on March 14, 2002) held by non-affiliates was approximately $39,613,268.

Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock         Number of Shares Outstanding as of March 14, 2002
   $0.50 Par Value                                 1,478,107



                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 2001.

(2) Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 2002.

                            JEFFERSONVILLE BANCORP
                              INDEX TO FORM 10-K

                                    Part I                                 Page

Item 1.  Business                                                         47-52

Item 2.  Properties                                                          52

Item 3.  Legal Proceedings                                                   53

Item 4.  Submission of Matters to a Vote of Security Holders                 53


                                   Part II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters                                               54

Item 6.  Selected Financial Data                                             54

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             54

Item 7A. Quantitative & Qualitative Disclosures about Market Risk            54

Item 8.  Financial Statements and Supplementary Data                         54

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              54


                                   Part III

Item 10. Directors and Executive Officers of the Registrant                  54

Item 11. Executive Compensation                                              54

Item 12. Security Ownership of Certain Beneficial Owners and Management      54

Item 13. Certain Relationships and Related Transactions                      54


                                   Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    55

         Signatures                                                          56

                                    Part I

Item 1. Business
General

     Jeffersonville Bancorp (the "Company") was organized as a New York Corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC" Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank"). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act

     The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982. The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wal*Mart (Monticello) and Wurtsboro. The Bank is a full service institution employing approximately 118 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

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

     At December 31, 2001 under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Holding Company of approximately $4,299,000 provided that the Bank would then be in compliance with one or more minimum capital requirements. Moreover, federal bank regulatory authorities also have the general authority to limit the dividends paid by insured banks if such payments may be deemed to constitute an unsafe and sound practice.

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

     As to the holding company, the minimum guideline for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of the Total Capital must be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may be subordinated debt, other preferred stock, and a limited amount of loss reserves. At December 31, 2001, the Company's consolidated Tier 1 Capital and Total Capital ratios were a 16.1% and 17.4%, respectively.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "leverage ratio") of 3.0% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0% plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 2001 was 9.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a banking institutions "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

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

     Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or, with the concurrence of the FDIC, a conservator, unless the agency, with the concurrence of the FDIC, determines that the purpose of the prompt corrective action provisions would be better served by another course of action. Thereafter, an institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and not expected to fail. At December 31, 2001, the Bank had the requisite capital levels to qualify as well capitalized.

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

Number of Personnel

At December 31, 2001, there were 118 persons employed by the Company and the Bank.

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

Supermarket Branches

The Bank leases space in Pecks Supermarkets in Livingston Manor, Narrowsburg, Callicoon and the IGA in Wurtsboro, New York. The branch facilities occupy between 650 and 1,000 square feet each and the lease payments range from approximately $8,500 to $14,200 per year. The Bank leases space in Wal*Mart in Monticello occupying 643 square feet with lease payments of $2,650 monthly.

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

Item 6. Selected Financial Data

Selected financial data information is located on page 2 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation are located on pages 3 to 20 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The required information is provided in schedule titled "Interest Rate Risk," which is found on pages 17 and 18.

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

    229.405 SEC Compliance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

See "Remuneration of Management and Others" on pages 7 to 9 of the proxy statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

See "Security Ownership of Certain Beneficial Owners and of Management" on pages 4 to 5 of the proxy statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

See "Director and Executive Officer Information," "Transactions with Management," and "Remuneration of Management and Others" on pages 6 to 9 and page 11 of the proxy statement, which are incorporated herein by reference.

                                   Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Consolidated financial statements and schedules of the Company and Bank.

          The following consolidated financial statements herein:

          Consolidated Balance Sheets - December 31, 2001 and 2000

          Consolidated Statements of Income Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows Years Ended December 31, 2001, 2000 and 1999

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

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2002                   By: /s/ Arthur E. Keesler
                                            ___________________________________
                                            Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                               Date

/s/ Arthur E. Keesler
________________________  Chairman of the Board and           March 15, 2002
 Arthur E. Keesler        President-Director


/s/ John M. Riley
________________________  Principal Accounting Officer        March 15, 2002
 John M. Riley            and Principal Financial Officer


/s/ John K. Gempler
________________________  Secretary-Director                  March 15, 2002
 John K. Gempler


/s/ Edward T. Sykes
________________________  Director                            March 15, 2002
 Edward T. Sykes


/s/ Raymond Walter
________________________  Vice President-Director             March 15, 2002
 Raymond Walter


/s/ Earle A. Wilde
________________________  Director                            March 15, 2002
 Earle A. Wilde


/s/ James F. Roche
________________________  Director                            March 15, 2002
 James F. Roche


/s/ John W. Galligan
________________________  Director                            March 15, 2002
 John W. Galligan


/s/ Kenneth C. Klein
________________________  Director                            March 15, 2002
 Kenneth C. Klein


/s/ Gibson E. McKean
________________________  Director                            March 15, 2002
 Gibson E. McKean


/s/ Solomon Katzoff
________________________  Director                            March 15, 2002
 Solomon Katzoff


/s/ Gilbert E. Weiss
________________________  Director                            March 15, 2002
 Gilbert E. Weiss


/s/ Douglas A. Heinle
________________________  Director                            March 15, 2002
 Douglas A. Heinle