Form 10-Q
period 2002-03-31
JEFFERSONVILLE BANCORP
filed 2002-05-14
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002           Commission File Number: 0-19212

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

                                             Number of Shares Outstanding
      Class of Common Stock                        as of May 7, 2002
         $0.50 par value                               1,478,107

                              INDEX TO FORM 10-Q

                                                                          Page

Part 1

Item 1   Consolidated Interim Financial Statements (Unaudited)

         Consolidated Balance Sheets at
         March 31, 2002 and December 31, 2001                               1

         Consolidated Statements of Income for the Three
         Months Ended March 31, 2002 and 2001                               2

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 2002 and 2001                               3

         Notes to Consolidated Interim Financial Statements               4-5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6-8

Item 3   Quantitative and Qualitative Disclosures about Market Risk         8


Part 2

Item 1   Legal Proceedings                                               NONE

Item 2   Changes in Securities and Use of Proceeds                       NONE

Item 3   Defaults upon Senior Securities                                 NONE

Item 4   Submission of Matters to a Vote of Security Holders             NONE

Item 5   Other Information                                               NONE

Item 6   Exhibits and Reports on Form 8-K                                NONE

Signatures                                                                  9

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                                                               March 31,                    December 31,
                                                                               2002                         2001
                                                                               ------------                 ------------
                                                                               (Unaudited)

ASSETS
Cash and due from banks                                                        $ 11,329,000                 $ 10,844,000
Securities available for sale, at fair value                                    105,618,000                  104,104,000
Securities held to maturity, estimated fair value of $5,692,000
  at March 31, 2002 and $5,920,000 at December 31, 2001                           5,545,000                    5,786,000
Loans, net of allowance for loan losses of $2,729,000 at
  March 31, 2002 and $2,614,000 at December 31, 2001                            161,899,000                  160,097,000
Accrued interest receivable                                                       1,876,000                    2,033,000
Premises and equipment, net                                                       2,926,000                    2,765,000
Federal Home Loan Bank stock                                                      1,650,000                    1,650,000
Other real estate owned                                                             262,000                    1,237,000
Cash surrender value of bank-owned life insurance                                 7,453,000                    7,355,000
Other assets                                                                      3,167,000                    2,239,000
                                                                               ------------                 ------------
         Total assets                                                          $301,725,000                 $298,110,000
                                                                               ------------                 ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand deposits (non-interest bearing)                                   $ 45,451,000                 $ 45,658,000
      NOW and super NOW accounts                                                 33,525,000                   30,673,000
      Savings and insured money market deposits                                  69,076,000                   66,022,000
      Time deposits                                                              92,349,000                   95,676,000
                                                                               ------------                 ------------
         Total deposits                                                         240,401,000                  238,029,000
                                                                               ------------                 ------------
Federal Home Loan Bank borrowings                                                30,000,000                   30,000,000
Short-term debt                                                                     405,000                       38,000
Accrued expenses and other liabilities                                            3,143,000                    2,730,000
                                                                               ------------                 ------------
         Total liabilities                                                      273,949,000                  270,797,000
                                                                               ============                 ============

Stockholders' equity:
Series A preferred stock, no par value:
  2,000,000 shares authorized, none issued                                               --                           --
   Common stock, $0.50 par value; 2,225,000 shares authorized;
     1,589,262 shares issued at March 31, 2002 and December 31, 2001                795,000                      795,000
   Paid-in capital                                                                8,072,000                    8,072,000
   Treasury stock, at cost; 111,155 shares at March 31, 2002
     and December 31, 2001                                                       (1,108,000)                  (1,108,000)
   Retained earnings                                                             20,705,000                   19,753,000
Accumulated other comprehensive loss                                               (688,000)                    (199,000)
                                                                               ------------                 ------------
         Total stockholders' equity                                              27,776,000                   27,313,000
                                                                               ------------                 ------------
         Total liabilities and stockholders' equity                            $301,725,000                 $298,110,000
                                                                               ============                 ============


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                                                                                      For the Three Months Ended

                                                                              March 31,                      March 31,
                                                                              2002                           2001
                                                                              ----------                     ----------
INTEREST INCOME
Loan interest and fees                                                        $3,380,000                     $3,317,000
Securities:
   Taxable                                                                     1,369,000                      1,321,000
   Non-taxable                                                                   242,000                        269,000
Federal funds sold                                                                19,000                         98,000
                                                                              ----------                     ----------
Total interest income                                                          5,010,000                      5,005,000

INTEREST EXPENSE
Deposits                                                                       1,116,000                      1,904,000
Federal Home Loan Bank borrowings                                                320,000                        283,000
Other                                                                              8,000                          6,000
                                                                              ----------                     ----------
Total interest expense                                                         1,444,000                      2,193,000
                                                                              ----------                     ----------
Net interest income                                                            3,566,000                      2,812,000
Provision for loan losses                                                        100,000                         75,000
                                                                              ----------                     ----------
Net interest income after provision for loan losses                            3,466,000                      2,737,000

NON-INTEREST INCOME
Service charges                                                                  443,000                        342,000
Increase in cash surrender value of bank-owned life insurance                     98,000                         98,000
Net security gains                                                                 4,000                             --
Other non-interest income                                                        208,000                        186,000
                                                                              ----------                     ----------
Total non-interest income                                                        753,000                        626,000
                                                                              ----------                     ----------

NON-INTEREST EXPENSES
Salaries and wages                                                               810,000                        756,000
Employee benefits                                                                448,000                        380,000
Occupancy and equipment expenses                                                 403,000                        460,000
Other real estate owned expenses, net                                             32,000                        160,000
Other non-interest expenses                                                      748,000                        683,000
                                                                              ----------                     ----------
Total non-interest expenses                                                    2,441,000                      2,439,000
                                                                              ----------                     ----------
Income before income taxes                                                     1,778,000                        924,000
Income taxes                                                                    (530,000)                      (221,000)
                                                                              ----------                     ----------
Net income                                                                    $1,248,000                     $  703,000
                                                                              ==========                     ==========
Basic earnings per common share                                               $     0.84                     $     0.47
                                                                              ==========                     ==========
Average common shares outstanding                                              1,478,000                      1,503,000
                                                                              ==========                     ==========

See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       For the Three Months Ended

                                                                      March 31,           March 31,
                                                                      2002                2001
                                                                      -----------         ----------
OPERATING ACTIVITIES
Net income                                                            $ 1,248,000         $  703,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
     Provision for loan losses                                            100,000             75,000
     Write down of other real estate owned                                  5,000             16,000
     Gain on sales of other real estate owned                             (61,000)           (34,000)
     Depreciation and amortization                                        198,000            143,000
     Net increase in cash surrender value
        of bank-owned life insurance                                      (98,000)           (79,000)
     Net security gains                                                    (4,000)                --
     Decrease (increase) in accrued interest receivable                   157,000            (30,000)
     Decrease(increase) in other assets                                  (590,000)           653,000
     Increase in accrued
        expenses and other liabilities                                    413,000             25,000
                                                                      -----------         ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                1,368,000          1,472,000
                                                                      -----------         ----------
INVESTING ACTIVITIES
Proceeds  from maturities and calls:
      Securities available for sale                                     5,570,000          9,294,000
      Securities held to maturity                                       1,633,000          1,548,000
Proceeds from sales of securities available for sale                    5,186,000                 --
Purchases:
      Securities available for sale                                   (13,093,000)        (9,023,000)
      Securities held to maturity                                      (1,392,000)        (1,257,000)
Disbursements for loan originations, net of
       principal collections                                           (1,902,000)          (177,000)
Net purchases of premises and equipment                                  (359,000)          (165,000)
Capital improvements made on other real estate                           (229,000)          (221,000)
Proceeds from sales of other real estate owned                          1,260,000            238,000
                                                                      -----------         ----------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (3,326,000)           237,000
                                                                      -----------         ----------
FINANCING ACTIVITIES
Net increase in deposits                                                2,372,000         12,839,000
Increase(decrease) in short-term debt                                     367,000         (2,538,000)
Cash dividends paid                                                      (296,000)          (270,000)
Purchases of treasury stock                                                    --           (185,000)
                                                                      -----------         ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,443,000          9,846,000
                                                                      -----------         ----------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                       485,000         11,555,000

Cash and cash equivalents at beginning of period                       10,844,000         10,362,000
                                                                      -----------         ----------
Cash and cash equivalents at end of period                           $ 11,329,000       $ 21,917,000
                                                                     ============       ============

Supplemental imformation:
   Cash paid for:
          Interest                                                   $  1,429,000       $  2,193,000
          Income taxes                                                    166,000              5,000
                                                                               --                 --

See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2002
                                 (Unaudited)

A. Financial Statement Presentation

In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2001 Annual Report.

B. Earnings per Share

Basic earnings per share amounts were calculated for the three month periods ended March 31, 2002 and 2001 based on weighted average common shares outstanding of 1,478,000 and 1,503,000, respectively. There were no dilutive securities during either period.

C. Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2002 and 2001 was $759,000 and $1,427,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for each period:

Three Months Ended March 31, 2002:
----------------------------------
Net unrealized holding losses arising
  during the period, net of tax (pre-tax
  amount of $823,000)                                 $ (486,000)
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $4,000)                   (3,000)
                                                      ----------
Other comprehensive loss                              $ (489,000)
                                                      ----------

Three Months Ended March 31, 2001:
----------------------------------
Net unrealized holding gains arising
  during the period, net of tax (pre-tax
  amount of $1,221,000)                               $  724,000
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $0)                           --
                                                      ----------
Other comprehensive income                            $  724,000
                                                      ----------

D. Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this statement effective January 1, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

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

During the period from December 31, 2001 to March 31, 2002, total assets increased $3,615,000 or 1.2%. Increases in securities available for sale, loans, and other assets and a decrease in other real estate owned accounted for $3,269,000 or 90.4% of this net increase. Net loans increased from $160,097,000 at year end 2001 to $161,899,000 at March 31, 2002, an increase of $1,802,000 or 1.1%.

Deposits increased from $238,029,000 at December 31, 2001 to $240,401,000 at March 31, 2002, an increase of $2,372,000 or 1.0%. Demand deposits decreased from $45,658,000 at December 31, 2001 to $45,451,000 at March 31, 2002, a
decrease of $207,000 or 0.5%. These lower cost deposits are an important offset to the cost of higher priced funds, and this recent decrease will be monitored closely. Time deposits decreased from $95,676,000 at December 31, 2001 to $92,349,000 at March 31, 2002, a decrease of $3,327,000 or 3.5%. Most of this decrease is due to our low rate pricing on municipal deposits.

Total stockholders' equity increased $463,000 or 1.7% from $27,313,000 at December 31, 2001 to $27,776,000 at March 31, 2002. This increase was the result of net income of $1,248,000 less an increase of $489,000 in accumulated other comprehensive loss and less cash dividends of $296,000.


B. Allowance for Loan Losses

The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $100,000 for the three months ended March 31, 2002 compared to $75,000 for the three months ended March 31, 2001. Total charge offs for the 2002 three month period were $50,000 compared to $93,000 for the same period in the prior year, while recoveries decreased from $120,000 for the 2001 period to $65,000 for the 2002 period. The amounts represent a net recovery of $15,000 in the first quarter of 2002 verses a net recovery of $27,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the three month periods ended March 31:

                                              2002               2001
                                              ----               ----
Balance at beginning of period                $2,614,000         $2,435,000
Provision for loan losses                        100,000             75,000
Loans charged off                                (50,000)           (93,000)
Recoveries                                        65,000            120,000
                                              ----------         ----------
Balance at end of period                      $2,729,000         $2,537,000
                                              ==========         ==========

Annualized net recoveries as a percentage
  of average outstanding loans                      0.04%              0.07%
Allowance for loan losses to:
   Total loans                                      1.66%              1.72%
   Total non-performing loans                     100.9 %             95.2 %


C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at March 31:

                                              2002               2001
                                              ----               ----
Non-accrual loans                             $2,219,000         $  722,000
Loans past due 90 days or more
  and still accruing interest                    487,000          1,942,000
                                              ----------         ----------
Total non-performing loans                    $2,706,000         $2,664,000
                                              ----------         ----------
Non-performing loans as a
  percentage of total loans                         1.64%              1.81%
                                                   -----              -----

As of March 31, 2002 and 2001, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,692,000 and $952,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.


D. Capital

In January 2000, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. There were no repurchased shares from January 1, 2002 through March 31, 2002.

Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 15.8% and total risk-based capital was 17.1% of risk-weighted assets at March 31, 2002. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.4% at March 31, 2002 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2002.

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized loss on securities availbale for sale              $ 28,464,000

TIER II CAPITAL
Allowance for loan losses(1)                                       2,257,000
                                                                ------------
Total risk-based capital                                        $ 30,721,000
                                                                ------------
Risk-weighted assets(2)                                         $180,069,000
                                                                ------------
Average assets                                                  $303,471,000
                                                                ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                                15.8%
Total risk-based capital (minimum 8.0%)                                 17.1%
Leverage (minimum 4.0%)                                                  9.4%

(1)The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2)Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


E. Result of Operations

Net income for the first three months of 2002 increased by $595,000 to $1,248,000 compared to $703,000 for the same period in 2001. An increase of $754,000 in net interest income and $127,000 in non-interest income were offset by an increase of $2,000 in non-interest expenses. The Company's annualized return on average assets was 1.6% in the current quarter compared to 1.0% in the same period last year. The return on average stockholders' equity was 17.4% and 11.0% for the first three months of 2002 and 2001, respectively.

Tax equivalent interest income decreased $9,000 or 0.2% in the first three month's of 2002 compared to the same period in 2001, primarily due to a decrease in asset yields partially offset by an increase in average earning assets. The yield on investment securities decreased 57 basis points from 6.82% in 2001 to 6.25% in 2002. The yield on the total loan portfolio decreased by 73 basis in the quarter ended March 31, 2002 compared to the first quarter of 2001. All loan category rates decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 44 basis points to 8.06% from 8.50% for the three month period. The overall yield on interest earning assets decreased 68 basis points from 8.04% for the three months ended March 31, 2001 to 7.36% for the same period in 2002. The total average balance for earning assets was $279,089,000 for the three month period ended March 31, 2002 compared to $255,979,000 for the same three month period in 2001, an increase of $23,110,000 or 9.0%. An increase in loans of $15,997,000 accounted for 69.2% of this increase. An increase in investments of $7,113,000 accounted for 30.8% of the increase.

The yield on interest bearing liabilities decreased by 158 basis points for the three month period ended March 31, 2002 as compared to the same period in 2001. The overall net interest margin increased 68 basis points from 4.61% in the first quarter of 2001 to 5.29% in the first quarter of 2002.

Non-interest expenses were $2,441,000 for the first three months of 2002 compared to $2,439,000 for the same period in 2001, an increase of $2,000 or 0.1%. This increase reflects a $57,000 decrease in occupancy and equipment costs. A decrease of $128,000 in net other real estate owed expense is due to the reduced carrying costs of Grandview Palace. Grandview Palace is an 81 unit condominium project which the Company took possession of in the third quarter of 2000. As of March 31, 2002, the Company owns 26 units of which 18 are in contact to be sold. The average selling price of units through March 31, 2002 has been $57,000. Other categories of non-interest expense and compensation costs increased by $187,000 for the three months ended March 31, 2002.

F. Critical Accounting Policies

Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, pas loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognized losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and my require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.


Item 3: Quantitative and Qualitative Disclosures about Market Risk

The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2001. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                              /s/ John M. Riley
                    --------------------------------------
                                John M. Riley
                    Treasurer and Chief Accounting Officer

May 13, 2002