Form 10-Q
period 2002-06-30
JEFFERSONVILLE BANCORP
filed 2002-08-14
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2002           Commission File Number: 0-19212
                                                                      -------


                            JEFFERSONVILLE BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            New York                                  22-2385448
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer identification No.)
 incorporation or organization)


P. O. Box 398, Jeffersonville,  New York                    12748
-----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (845) 482-4000
                                                   --------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No   [  ]


Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
        Class of Common Stock                      as of August 13, 2002
-------------------------------------         -------------------------------
           $0.50 par value                                1,478,107

                              INDEX TO FORM 10-Q

                                                                         Page

Part 1

Item 1     Consolidated Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           June 30, 2002 and December 31, 2001                            1

           Consolidated Statements of Income for the Three
           Months Ended June 30, 2002 and 2001                            2

           Consolidated Statements of Income for the Six
           Months Ended June 30, 2002 and 2001                            3

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2002 and 2001                            4

           Notes to Consolidated Interim Financial Statements             5

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6-11

Item 3     Quantitative and Qualitative Disclosures about
           Market Risk                                                   12


Part 2

Item 1     Legal Proceedings                                             NONE

Item 2     Changes in Securities and Use of Proceeds                     NONE

Item 3     Defaults upon Senior Securities                               NONE

Item 4     Submission of Matters to a Vote of Security Holders           NONE

Item 5     Other Information                                             NONE

Item 6     Exhibits and Reports on Form 8-K                              NONE


Signatures                                                                 13


Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section 1350             14


Exhibit 99.2  Certification Pursuant to 18 U.S.C. Section 1350             15

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                                                                  June 30,       December 31,
                                                                                    2002             2001
                                                                                -------------    ------------
                                                                                (Unaudited)
ASSETS
Cash and  cash equivalents:
     Cash and  due from banks                                                   $ 11,670,000     $ 10,844,000
     Federal funds sold                                                         $  2,700,000     $         --
                                                                                ------------     ------------
           Total cash and  cash equivalents                                     $ 14,370,000     $ 10,844,000
Securities available for sale, at fair value                                     114,851,000      104,104,000
Securities held to maturity, estimated fair value of $5,210,000
  at June 30, 2002 and $5,920,000 at December 31, 2001                             5,077,000        5,786,000
Loans, net of allowance for loan losses of $2,433,000
  at June 30, 2002 and $2,614,000 at December 31, 2001                           160,735,000      160,097,000
Accrued interest receivable                                                        1,889,000        2,033,000
Premises and equipment, net                                                        3,088,000        2,765,000
Federal Home Loan Bank stock                                                       1,625,000        1,650,000
Other real estate owned                                                               51,000        1,237,000
Cash surrender value of bank-owned life insurance                                  7,546,000        7,355,000
Other assets                                                                       1,897,000        2,239,000
                                                                                ------------     ------------
           TOTAL ASSETS                                                         $311,129,000     $298,110,000
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
       Demand deposits (non-interest  bearing)                                  $ 48,508,000     $ 45,658,000
       NOW and super NOW accounts                                                 29,211,000       30,673,000
       Savings and insured money market deposits                                  76,140,000       66,022,000
       Time deposits                                                              93,971,000       95,676,000
                                                                                ------------     ------------
           TOTAL DEPOSITS                                                        247,830,000      238,029,000

     Federal Home Loan Bank borrowings                                            30,000,000       30,000,000
     Short-term debt                                                                 400,000           38,000
     Accrued expenses and other liabilities                                        2,615,000        2,730,000
                                                                                ------------     ------------
           TOTAL LIABILITIES                                                     280,845,000      270,797,000
                                                                                ------------     ------------
Stockholders' equity:
     Series A preferred stock, no par value:
          2,000,000 shares authorized, none issued                                        --               --
     Common stock, $0.50 par value; 2,225,000 shares
          authorized ; 1,589,262 shares issued at June 30, 2002 and
          and December 31, 2001                                                      795,000          795,000
     Paid-in capital                                                               8,072,000        8,072,000
     Treasury stock, at cost; 111,155 shares at  June 30, 2002 and
          December 31, 2001                                                       (1,108,000)      (1,108,000)
     Retained earnings                                                            21,717,000       19,753,000
     Accumulated other comprehensive income(loss)                                    808,000         (199,000)
                                                                                ------------     ------------
           TOTAL  STOCKHOLDERS' EQUITY                                            30,284,000       27,313,000
                                                                                ------------     ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                          $311,129,000     $298,110,000
                                                                                ============     ============



See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                              For the Three Months
                                                                 Ended June 30,

                                                             2002               2001
                                                          ----------         ----------
INTEREST INCOME
Loan interest and fees                                    $3,385,000         $3,365,000
Securities:
     Taxable                                               1,479,000          1,316,000
     Non-taxable                                             255,000            259,000
Federal funds sold                                            16,000             70,000
                                                          ----------          ---------
TOTAL INTEREST INCOME                                      5,135,000          5,010,000
                                                          ----------          ---------

INTEREST EXPENSE
Deposits                                                   1,024,000          1,749,000
Federal Home Loan Bank borrowings                            329,000            286,000
Other                                                         12,000              4,000
                                                          ----------          ---------
TOTAL INTEREST EXPENSE                                     1,365,000          2,039,000
                                                          ----------          ---------
NET INTEREST INCOME                                        3,770,000          2,971,000
Provision for loan losses                                    200,000             75,000
                                                          ----------          ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                3,570,000          2,896,000
                                                          ----------          ---------

NON-INTEREST INCOME
Service charges                                              420,000            359,000
Increase in cash surrender value
  of bank-owned life insurance                                93,000             62,000
Net security gains                                                --                 --
Other non-interest income                                    219,000            253,000
                                                          ----------          ---------
TOTAL NON-INTEREST INCOME                                    732,000            674,000
                                                          ----------          ---------

NON-INTEREST EXPENSES
Salaries and wages                                         1,003,000            906,000
Employee benefits                                            689,000            506,000
Occupancy and equipment expenses                             319,000            369,000
Other real estate owned (income) expenses, net              (183,000)           160,000
Other non-interest expenses                                  549,000            644,000
                                                          ----------          ---------
TOTAL NON-INTEREST EXPENSES                                2,377,000          2,585,000
                                                          ----------          ---------
Income before income taxes                                 1,925,000            985,000
Income taxes                                                (617,000)          (242,000)
                                                          ----------          ---------
NET INCOME                                                $1,308,000         $  743,000
                                                          ==========         ==========
Basic earnings per common share                           $     0.88         $     0.50
                                                          ==========         ==========
Weighted average common shares outstanding                 1,478,000          1,493,000
                                                          ==========         ==========


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)
                                                                 For the Six Months
                                                                   Ended June 30,

                                                              2002                2001
                                                          -----------         -----------
INTEREST INCOME
Loan interest and fees                                    $ 6,765,000         $ 6,682,000
Securities:
     Taxable                                                2,848,000           2,637,000
     Non-taxable                                              497,000             528,000
Federal funds sold                                             35,000             168,000
                                                          -----------         -----------
TOTAL INTEREST INCOME                                      10,145,000          10,015,000
                                                          -----------         -----------
INTEREST EXPENSE
Deposits                                                    2,140,000           3,653,000
Federal Home Loan Bank borrowings                             649,000             569,000
Other                                                          20,000              10,000
                                                          -----------         -----------
TOTAL INTEREST EXPENSE                                      2,809,000           4,232,000
                                                          -----------         -----------
NET INTEREST INCOME                                         7,336,000           5,783,000
Provision for loan losses                                     300,000             150,000
                                                          -----------         -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              7,036,000           5,633,000
                                                          -----------         -----------

NON-INTEREST INCOME
Service charges                                               863,000             701,000
Increase in cash surrender value
      of bank-owned life insurance                            191,000             160,000
Net security gains                                              4,000                  --
Other non-interest income                                     427,000             439,000
                                                          -----------         -----------
TOTAL NON-INTEREST INCOME                                   1,485,000           1,300,000
                                                          -----------         -----------

NON-INTEREST EXPENSES
Salaries and wages                                          1,813,000           1,662,000
Employee benefits                                           1,137,000             992,000
Occupancy and equipment expenses                              722,000             829,000
Other real estate owned (income) expenses, net               (151,000)            320,000
Other non-interest expenses                                 1,297,000           1,221,000
                                                          -----------         -----------
TOTAL NON-INTEREST EXPENSES                                 4,818,000           5,024,000
                                                          -----------         -----------
Income before income taxes                                  3,703,000           1,909,000
Income taxes                                               (1,147,000)           (463,000)
                                                          -----------         -----------
NET INCOME                                                $ 2,556,000         $ 1,446,000
                                                          ===========         ===========
Basic earnings per common share                           $      1.73         $      0.97
                                                          ===========         ===========
Weighted average common shares outstanding                  1,478,000           1,498,000
                                                          ===========         ===========


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                            For the Six Months
                                                                               Ended June 30,

                                                                         2002                2001
                                                                     ------------        ------------
OPERATING ACTIVITIES
Net income                                                           $  2,556,000        $  1,446,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Provision for loan losses                                            300,000             150,000
     Write down of other real estate owned                                 70,000              29,000
     Gain on sales of other real estate owned                            (411,000)            (90,000)
     Gain on disposal of premises and equipment                                --              (5,000)
     Depreciation and amortization                                        374,000             282,000
     Net increase in cash surrender value
       of bank-owned life insurance                                      (191,000)           (159,000)
     Net security gains                                                    (4,000)                 --
     Decrease in accrued interest receivable                              144,000             139,000
     (Increase) decrease in other assets                                 (332,000)            263,000
     Decrease in accrued
       expenses and other liabilities                                    (115,000)            (34,000)
                                                                     ------------        ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES                2,391,000           2,021,000
                                                                     ------------        ------------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
     Securities available for sale                                     15,356,000          24,033,000
     Securities held to maturity                                        2,122,000           1,792,000
Proceeds from sales of securities available for sale                    5,336,000                  --
Purchases:
      Securities available for sale                                   (29,729,000)        (21,005,000)
      Securities held to maturity                                      (1,413,000)         (1,315,000)
Disbursements for loan originations, net of
       principal collections                                             (938,000)        (10,182,000)
Net purchases of premises and equipment                                  (697,000)           (191,000)
Proceeds from sales of other real estate owned                          1,527,000             341,000
                                                                     ------------        ------------
               NET CASH USED IN INVESTING ACTIVITIES                   (8,436,000)         (6,527,000)
                                                                     ------------        ------------
FINANCING ACTIVITIES
Net increase in deposits                                                9,801,000          11,467,000
Increase (decrease) in short-term debt                                    362,000          (2,181,000)
Cash dividends paid                                                      (592,000)           (540,000)
Treasury stock purchased                                                       --            (264,000)
                                                                     ------------        ------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                9,571,000           8,482,000
                                                                     ------------        ------------
               NET INCREASE IN CASH AND CASH EQUIVALENTS                3,526,000           3,976,000
Cash and cash equivalents at beginning of period                       10,844,000          10,362,000
                                                                     ------------        ------------
Cash and cash equivalents at end of period                           $ 14,370,000        $ 14,338,000
                                                                     ============        ============

                                                                                  (Continued)

                    Jeffersonville Bancorp and Subsidiary
               Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)

                                                                            For the Six Months
                                                                               Ended June 30,

                                                                         2002                2001
                                                                     ------------        ------------
Supplemental imformation:
    Cash paid for:
        Interest                                                     $  2,874,000        $  4,324,000
        Income taxes                                                      907,192             360,000
Transfer of loans to other real estate owned                               59,000             337,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                June 30, 2002
                                 (Unaudited)


A. Financial Statement Presentation

In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 2001 consolidated year-end financial statements, including notes thereto, which are included in the Company's 2001 Annual Report.


B. Earnings per Share

Basic earnings per share amounts were calculated for the three month periods ended June 30, 2002 and 2001 based on weighted average common shares outstanding of 1,478,000 and 1,493,000, respectively. Basic earnings per share amounts were calculated for the six month periods ended June 30, 2002 and 2001 based on weighted average common shares outstanding of 1,478,000 and 1,498,000, respectively. There were no dilutive securities during either period.


C. Comprehensive Income

Comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $2,804,000 and $745,000, respectively. Comprehensive income for the six-month periods ended June 30, 2002 and 2001 was $3,563,000 and $2,172,000, respectively. The following summarizes the components of the Company's other comprehensive income for the six-month periods:

Six Months Ended June 30, 2002:
Net unrealized holding gains arising
  during the period, net of tax
  (pre-tax amount of $1,708,000)                                  $1,010,000
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $4,000)                           $   (3,000)
                                                                  ----------
Other comprehensive income                                        $1,007,000
                                                                  ==========

Six Months Ended June 30, 2001:
Net unrealized holding gains arising
  during the period, net of tax
  (pre-tax amount of $1,233,000)                                  $  726,000
Reclassification adjustment for net gains
  realized in net income
  income during the period,
  net of tax (pre-tax amount of $0)                               $       --
                                                                  ----------
Other comprehensive income (pre-tax
  amount of $1,233,000)                                           $  726,000
                                                                  ==========


D. New Accounting Pronouncements

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

During the period from December 31, 2001 to June 30, 2002, total assets increased $13,019,000 or 4.4%. Securities available for sale increased by $10,747,000 or 10.3% primarily due to diminished loan demand. Net loans increased from $160,097,000 at year end 2001 to $160,735,000 at June 30,
2002, an increase of $638,000 or 0.4%.

Deposits increased from $238,029,000 at December 31, 2001 to $247,830,000 at June 30, 2002, an increase of $9,801,000 or 4.1%. Growth occurred in all deposit categories except NOW, super NOW accounts and time deposits. Demand deposits increased from $45,658,000 at December 31, 2001 to $48,508,000 at June 30, 2002, an increase of $2,850,000 or 6.2%. Savings deposits increased from $66,022,000 at December 31, 2001 to $76,140,000, an increase of
$10,118,000 or 15.3%

Total stockholders' equity increased $2,971,000 or 10.9% from $27,313,000 at December 31, 2001 to $30,284 ,000 at June 30, 2002. This increase was the result of net income of $2,556,000, plus an increase of $1,007,000 in accumulated other comprehensive income, less cash dividends of $592,000.


B. Allowance for Loan Losses

The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, the general state of the economy and past loan experience. The provision for loan losses was $300,000 for the six months ended June 30, 2002 and $150,000 for the six months ended June 30, 2001. Total charge offs for the 2002 six month period were $574,000 compared to $179,000 for the same period in the prior year, while recoveries decreased from $152,000 for the 2001 period to $93,000 for the 2002 period. A non-recurring charge-off of $402,000 resulted from a fraudulent loan involving leases. The amounts represent a net charge-off of $481,000 in the first six months of 2002 versus a net charge-off of $27,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended June 30:
                                                  2002              2001
                                               ----------        ----------
Balance at beginning of period                 $2,614,000        $2,435,000
Provision for loan losses                         300,000           150,000
Loans charged off                                (574,000)         (179,000)
Recoveries                                         93,000           152,000
                                               ----------        ----------
Balance at end of period                       $2,433,000        $2,558,000
                                               ==========        ==========

Net charge-offs as a percentage
  of outstanding loans                               0.29%             0.02%
Allowance for loan losses to:
   Total loans                                       1.49%             1.63%
   Total non-performing loans                        95.3%             98.1%


C. Non Accrual and Past Due Loans

Non-performing loans are summarized as follows at June 30:

Non-accrual loans                              $1,874,000        $  738,000
Loans past due 90 days
  or more and still accruing interest             678,000         1,869,000
                                               ----------        ----------
Total non-performing loans                     $2,552,000        $2,607,000
                                               ----------        ----------
Non-performing loans
  as a percentage of total loans                      1.6%              1.7%
                                               ----------        ----------

The effects of non-accrual and restructured loans on interest income were as follows for the six months ended June 30:

                                                    2002              2001
                                                  -------           -------
Interest contractually due at original rates      $85,000           $33,000
Interest income recognized                         26,000            12,000
Interest income not recognized                     59,000            21,000

As of June 30, 2002 and 2001, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,544,000 and $410,000, respectively. There was no allowance for loan impairment under Statement No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D. Capital

In January 2002, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. During the six months ended June 30, 2002, no shares have been purchased under this repurchase plan.

Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 15.6% and total risk-based capital was 16.8% of risk-weighted assets at June 30, 2002. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.7% at June 30, 2002 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2002.

TIER I CAPITAL

Stockholders' equity, excluding accumulated other
 comprehensive income                                 $ 29,476,000

TIER II CAPITAL

Allowance for loan losses1                               2,336,000
                                                      ------------
Total risk-based capital                              $ 31,812,000
                                                      ------------
Risk-weighted assets2                                 $189,164,000
                                                      ------------
Average assets                                        $305,365,000
                                                      ------------

RATIOS

Tier I risk-based capital (minimum 4.0%)                      15.6%
Total risk-based capital (minimum 8.0%)                       16.8%
Leverage (minimum 4.0%)                                        9.7%


1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

E. Result of Operations

Most Recent Quarter and Same Quarter in Preceding Year:

Net income for the quarter ended June 30, 2002 increased by $565,000 to $1,308,000 compared to $743,000 for the corresponding period in 2001. This increase was primarily due to increases in net interest income and non-interest income combined with a decrease in non-interest expenses. The Company's annualized return on average assets was 1.7% for the quarter ended June 30, 2002 compared to 1.1% for the same quarter in 2001. The return on average stockholders' equity was 17.8% and 11.3% for the second quarter of 2002 and 2001, respectively.

Total interest income for the second quarter of 2002 increased $125,000 or 2.5% from the corresponding period in 2001, while total interest expense decreased $674,000 or 33.1% from the corresponding period in 2001. Net interest income increased $799,000 or 26.9% from the prior year period. Non-interest income for the second quarter of 2002 increased $58,000 or 8.6% from the corresponding period in 2001, while total non-interest expense decreased $208,000 or 8.0% from the second quarter of 2001.

Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $285,422,000 for the three month period ended June 30, 2002 compared to $260,989,000 for the corresponding period in 2001, an increase of $24,433,000 or 9.4%. An increase in average investments of $12,720,000 and an increase in loans of $13,685,000 offset by a $1,972,000 decrease in average short term investments accounted for this increase. The yield on interest earning assets decreased by 50 basis points from 7.88% for the three month period ended June 30, 2001 to 7.38% for the three month period ended June 30, 2002. This decrease was primarily due to a 19 basis point decrease in the yield on investment securities from 6.64% for the quarter ended June 30, 2001 to 6.45% for the quarter ended June 30, 2002 and a 40 basis point decrease in the yield on real estate mortgage loans from 8.43% for the quarter ended
June 30, 2001 to 8.03% for the quarter ended June 30, 2002.

Total interest expense decreased as a result of a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $229,084,000 for the three month period ended June 30, 2002 compared to $216,724,000 for the corresponding period in 2001, an increase of $12,360,000 or 5.7%. The yield on interest bearing liabilities decreased by 138 basis points from 3.76% for the three month period ended June 30, 2001 to 2.38% for the three month period ended June 30, 2002.

Non-interest income was $732,000 for the three month period ended June 30, 2002 compared to $674,000 for the corresponding period in 2001, an increase of $58,000 or 8.6%. This increase was primarily due to an increase in deposit account service charges.

Non-interest expenses were $2,377,000 for the three month period ended June 30, 2002 compared to $2,585,000 for the corresponding period in 2001, a decrease of $208,000 or 8.0%. Occupancy and equipment expense decreased $50,000 from last year. Net other real estate owned expenses decreased by $343,000 primarily as a result of gains on sales of units at Grandview Palace. Grandview Palace is a 81 unit condominium project which the Company took possession of in the third quarter of 2000. As of June 30, 2002 the Company owns 15 units of which 8 are in contract to be sold. The average selling price of units to date has been $55,000. Off setting these decreases was a $280,000 increase in compensation and benefit costs, primarily due to normal salary adjustments.

Most Recent Year to Date and Corresponding Year to Date Period:

Net income for the first six months of 2002 increased by $1,110,000 to $2,556,000 compared to $1,446,000 for the same period in 2001. This increase was primarily due to increases in net interest income and non-interest income combined with a decrease in non-interest expenses. The Company's annualized return on average assets was 1.7% in the six month period compared to 1.0% in the same period last year. The return on average stockholders' equity was 17.7% and 11.3% for the first six months of 2002 and 2001, respectively.

Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $280,696,000 for the six month period ended June 30, 2002 compared to $257,056,000 for the same six month period in 2001, an increase of $23,640,000 or 9.2%. An increase in average loans of $14,759,000 and an increase in average investments of $11,205,000 offset by a $2,324,000 decrease in average short term investments accounted for this increase. The yield on investment securities decreased 38 basis points from 6.77% in 2001 to 6.39% in 2002. The yield on the total loan portfolio decreased by 70 basis points in the six months ended June 30, 2002 compared to the first six months of 2001. Commercial, home equity and real estate mortgage loan yields decreased during the six months ended June 30, 2002 compared to the first six months of 2001. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 42 basis points to 8.09% from 8.51% during the six months ended June 30, 2002 compared to the first six months of 2001. The overall yield on interest earning assets decreased 59 basis points from 8.00% for the six months ended June 30, 2001 to 7.41% for the same period in 2002.

The yield on interest bearing liabilities decreased by 149 basis points for the six month period from 3.97% in 2001 to 2.48% in 2002. The overall net interest margin increased 70 basis points from 4.71% in the first half of 2001 to 5.41% in the first half of 2002.

Non-interest income was $863,000 for the six month period ended June 30, 2002 compared to $701,000 for the corresponding period in 2001, an increase of $162,000 or 23.1%. This increase was primarily due to an increase in deposit account service charges and other miscellaneous income.

Non-interest expenses were $4,818,000 for the first six months of 2002 compared to $5,024,000 for the same period in 2001, a decrease of $206,000 or 4.1%. Net other real estate owned expenses decreased by $471,000 primarily as a result of gains on sales of units at Grandview Palace. Occupancy and equipment expense decreased by $107,000 for the six months ended June 30, 2002 as a result of implementing new technology. Offsetting these decreases was a $296,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and normal salary adjustments.

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

Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of June 30, 2002, the Company had a positive one year cumulative gap position.

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

As of June 30, 2002 the subsidiary Bank was in a asset sensitive position, which means that more assets are scheduled to mature or reprice within the next year than liabilities. The cumulative positive interest rate sensitivity gap as of June 30, 2002 was 1.3% of total assets.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                                                          /s/ John M. Riley

                                                              John M. Riley
                                                              Treasurer

August 13, 2002

EXHIBIT 99.1

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Jeffersonville Bancorp
(the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  1.  The Report fully complies with the requirements of
                      section 13(a) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                         /s/  Raymond Walter

                                                              Raymond Walter
                                                              Vice President

EXHIBIT 99.2

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Jeffersonville Bancorp
(the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


                  1.  The Report fully complies with the requirements of
                      section 13(a) of the Securities Exchange Act of 1934; and

                  2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                         /s/  John M. Riley

                                                              John M. Riley
                                                              Treasurer