Form 10-Q
period 2002-09-30
JEFFERSONVILLE BANCORP
filed 2002-11-13
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2002      Commission File Number: 0-19212
                                                                      -------


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

                                                Number of Shares Outstanding
        Class of Common Stock                      as of October 29, 2002
-------------------------------------         -------------------------------
           $0.50 par value                                1,478,107

                              INDEX TO FORM 10-Q

                                                                            Page

PART I       FINANCIAL INFORMATION

     Item 1  Consolidated Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             September 30, 2002 and December 31, 2001                          1

             Consolidated Statements of Income for the Three
             Months Ended September 30, 2002 and 2001                          2

             Consolidated Statements of Income for the Nine
             Months Ended September 30, 2002 and 2001                          3

             Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2002 and 2001                        4-5

             Notes to Consolidated Interim Financial Statements              6-8

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-13

     Item 3  Quantitative and Qualitative Disclosures about Market Risk    14-15

     Item 4  Controls and Procedures                                          16

PART II      OTHER INFORMATION

     Item 1  Legal Proceedings                                              NONE

     Item 2  Changes in Securities and Use of Proceeds                      NONE

     Item 3  Defaults upon Senior Securities                                NONE

     Item 4  Submission of Matters to a Vote of Security Holders            NONE

     Item 5  Other Information                                              NONE
             Exhibit 99.1 Certification

     Item 6  Exhibits and Reports on Form 8-K                               NONE

     Certifications                                                        17-20

     Signatures                                                               21


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets


                                                                                   September 30          December 31,
                                                                                       2002                  2001
                                                                                -------------------   -------------------
                                                                                   (Unaudited)
ASSETS
Cash and  due from banks                                                              $ 14,456,000          $ 10,844,000
Securities available for sale, at fair value                                           121,421,000           104,104,000
Securities held to maturity, estimated fair value of $4,939,000
         at September 30, 2002 and $5,920,000 at December 31, 2001                       4,761,000             5,786,000
Loans, net of allowance for loan losses of $2,745,000
         at September 30, 2002 and $2,614,000 at December 31, 2001                     165,436,000           160,097,000
Accrued interest receivable                                                              1,967,000             2,033,000
Premises and equipment, net                                                              3,289,000             2,765,000
Federal Home Loan Bank stock                                                             1,650,000             1,650,000
Other real estate owned                                                                          -             1,237,000
Cash surrender value of bank-owned life insurance                                        7,633,000             7,355,000
Other assets                                                                             1,742,000             2,239,000
                                                                                -------------------   -------------------
          TOTAL ASSETS                                                                $322,355,000          $298,110,000
                                                                                -------------------   -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                       $ 50,657,000          $ 45,658,000
        NOW and super NOW accounts                                                      34,928,000            30,673,000
        Savings and insured money market deposits                                       78,326,000            66,022,000
        Time deposits                                                                   90,099,000            95,676,000
                                                                                -------------------   -------------------
           TOTAL DEPOSITS                                                              254,010,000           238,029,000

     Federal Home Loan Bank borrowings                                                  30,000,000            30,000,000
     Short-term debt                                                                     3,437,000                38,000
     Accrued expenses and other liabilities                                              2,814,000             2,730,000
                                                                                -------------------   -------------------
           TOTAL LIABILITIES                                                           290,261,000           270,797,000
                                                                                -------------------   -------------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                                            -                     -
        Common stock, $0.50 par value; 2,250,000 shares
             authorized ; 1,589,262 shares  issued at September 30, 2002
             and December 31, 2001                                                         795,000               795,000
        Paid-in capital                                                                  8,072,000             8,072,000
        Treasury stock, at cost; 111,155 shares at  September 30, 2002
             and December 31, 2001                                                      (1,108,000)           (1,108,000)
        Retained earnings                                                               22,833,000            19,753,000
        Accumulated other comprehensive income(loss)                                     1,502,000              (199,000)
                                                                                -------------------   -------------------
           TOTAL  STOCKHOLDERS' EQUITY                                                  32,094,000            27,313,000
                                                                                -------------------   -------------------
            TOTAL LIABILITIES  AND STOCKHOLDERS'
            EQUITY                                                                    $322,355,000          $298,110,000
                                                                                -------------------   -------------------


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)


                                                                      For the Three Months
                                                                      Ended September 30,
                                                                   2002                      2001
                                                           -------------------        -------------------
INTEREST INCOME
Loan interest and fees                                    $         3,481,000        $         3,511,000
Securities:
     Taxable                                                        1,427,000                  1,257,000
     Non-taxable                                                      348,000                    285,000
Federal funds sold                                                     20,000                     73,000
                                                           -------------------        -------------------
TOTAL INTEREST INCOME                                               5,276,000                  5,126,000
                                                          --------------------       --------------------
INTEREST EXPENSE
Deposits                                                              974,000                  1,547,000
Federal Home Loan Bank borrowings                                     322,000                    290,000
Other                                                                  12,000                     27,000
                                                           -------------------        -------------------
TOTAL INTEREST EXPENSE                                              1,308,000                  1,864,000
                                                           -------------------        -------------------
NET INTEREST INCOME                                                 3,968,000                  3,262,000
Provision for loan losses                                            (300,000)                   (75,000)
                                                           -------------------        -------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                      3,668,000                  3,187,000
                                                          --------------------       --------------------


NON-INTEREST INCOME
Service charges                                                       441,000                    391,000
Increase in cash surrender value
      of bank-owned life insurance                                     87,000                    134,000
Net security gains(losses)                                             (3,000)                     6,000
Other non-interest income                                             299,000                    226,000
                                                          --------------------       --------------------
TOTAL NON-INTEREST INCOME                                             824,000                    757,000
                                                          --------------------       --------------------

NON-INTEREST EXPENSES
Salaries and wages                                                    848,000                    785,000
Employee benefits                                                     536,000                    462,000
Occupancy and equipment expenses                                      482,000                    375,000
Other real estate owned (income) expenses, net                        (70,000)                   256,000
Other non-interest expenses                                           668,000                    581,000
                                                           -------------------        -------------------
TOTAL NON-INTEREST EXPENSES                                         2,464,000                  2,459,000
                                                           -------------------        -------------------
Income before income taxes                                          2,028,000                  1,485,000
Income taxes                                                         (615,000)                  (421,000)
                                                           -------------------        -------------------
NET INCOME                                                $         1,413,000        $         1,064,000
                                                           -------------------        -------------------
Basic earnings per common share                           $              0.96        $              0.72
                                                          --------------------       --------------------
Weighted average common shares outstanding                          1,478,000                  1,488,000
                                                          --------------------       --------------------


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)


                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                    2002                      2001
                                                           -------------------        -------------------
INTEREST INCOME
Loan interest and fees                                    $        10,246,000        $        10,193,000
Securities:
     Taxable                                                        4,275,000                  3,894,000
     Non-taxable                                                      845,000                    813,000
Federal funds sold                                                     55,000                    241,000
                                                           -------------------        -------------------
TOTAL INTEREST INCOME                                              15,421,000                 15,141,000
                                                          --------------------       --------------------
INTEREST EXPENSE
Deposits                                                            3,114,000                  5,200,000
Federal Home Loan Bank borrowings                                     971,000                    859,000
Other                                                                  32,000                     37,000
                                                           -------------------        -------------------
TOTAL INTEREST EXPENSE                                              4,117,000                  6,096,000
                                                           -------------------        -------------------
NET INTEREST INCOME                                                11,304,000                  9,045,000
Provision for loan losses                                            (600,000)                  (225,000)
                                                           -------------------        -------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                     10,704,000                  8,820,000
                                                          --------------------       --------------------

NON-INTEREST INCOME
Service charges                                                     1,304,000                  1,092,000
Increase in cash surrender value
      of bank-owned life insurance                                    278,000                    294,000
Net security gains                                                      1,000                      6,000
Other non-interest income                                             726,000                    665,000
                                                          --------------------       --------------------
TOTAL NON-INTEREST INCOME                                           2,309,000                  2,057,000
                                                          --------------------       --------------------

NON-INTEREST EXPENSES
Salaries and wages                                                  2,661,000                  2,447,000
Employee benefits                                                   1,673,000                  1,454,000
Occupancy and equipment expenses                                    1,204,000                  1,204,000
Other real estate owned (income) expenses, net                       (221,000)                   576,000
Other non-interest expenses                                         1,965,000                  1,802,000
                                                           -------------------        -------------------
TOTAL NON-INTEREST EXPENSES                                         7,282,000                  7,483,000
                                                           -------------------        -------------------
Income before income taxes                                          5,731,000                  3,394,000
Income taxes                                                       (1,762,000)                  (884,000)
                                                           -------------------        -------------------
NET INCOME                                                $         3,969,000        $         2,510,000
                                                           -------------------        -------------------
Basic earnings per common share                           $              2.69        $              1.68
                                                          --------------------       --------------------
Weighted average common shares outstanding                          1,478,000                  1,494,000
                                                          --------------------       --------------------


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                       2002                      2001
                                                                 ----------------         -----------------
OPERATING ACTIVITIES
Net income                                                           $ 3,969,000              $ 2,510,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                           600,000                  225,000
     Write down of other real estate owned                                70,000                   35,000
     Gain on sales of other real estate owned                           (613,000)                 (63,000)
     Depreciation and amortization                                       539,000                  420,000
     Net increase in cash surrender value
           of bank-owned life insurance                                 (278,000)                (239,000)
     Net security gains                                                   (1,000)                  (6,000)
     Decrease (increase) in accrued interest receivable                   66,000                 (105,000)
     Decrease (increase) in other assets                                (708,000)                 166,000
     Increase in accrued
          expenses and other liabilities                                  84,000                  372,000
                                                                ------------------     -------------------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                               3,728,000                3,315,000
                                                                ------------------     -------------------
INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                                   42,094,000               36,221,000
      Securities held to maturity                                      2,568,000                2,151,000
Proceeds from sales of securities
       available for sale                                             10,336,000               11,097,000
Purchases :
      Securities available for sale                                  (66,842,000)             (51,102,000)
      Securities held to maturity                                     (1,543,000)              (2,227,000)
Disbursements for loan originations, net of
       principal collections                                          (5,939,000)             (12,740,000)
Purchase of bank owned life insurance                                  -                          (73,000)
Net purchases of premises and equipment                               (1,063,000)                (358,000)
Proceeds from sales of other real estate owned                         1,780,000                  804,000
                                                                ------------------     -------------------
         NET CASH USED IN
              INVESTING ACTIVITIES                                   (18,609,000)             (16,227,000)
                                                                ------------------     -------------------
FINANCING ACTIVITIES
Net increase in deposits                                              15,981,000               15,184,000
Increase (decrease) in short-term debt                                 3,399,000                 (568,000)
Cash dividends paid                                                     (887,000)                (808,000)
Treasury stock purchased                                                       -                 (362,000)
                                                                ------------------     -------------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                   18,493,000               13,446,000
                                                                ------------------     -------------------
          NET INCREASE IN
               CASH AND CASH EQUIVALENTS                               3,612,000                  534,000
Cash and cash equivalents at beginning of period                      10,844,000               10,362,000
                                                                ------------------     -------------------
Cash and cash equivalents at end of period                          $ 14,456,000             $ 10,896,000
                                                                ------------------     -------------------


                                                                  (Continued)


                    Jeffersonville Bancorp and Subsidiary
               Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                         2002                2001
                                                                 -------------------  -----------------

Supplemental imformation:
   Cash paid for:
          Interest                                                   $ 4,219,000         $ 6,150,000
          Income taxes                                                 1,620,000             762,000
Transfer of loans to other real estate owned                              59,000             566,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2002
                                 (Unaudited)

A. Financial Statement Presentation

          In the opinion of Management of Jeffersonville Bancorp (the "Company"), the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for nine month periods ended September 30, 2002 and 2001. All adjustments are normal and recurring. The consolidated interim financial statements and notes thereto have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X The accompanying unaudited consolidated interim financial statements should be read in conjunction with the 2001 consolidated year-end financial statements, including notes thereto, which are included in the Company's 2001 Annual Report.

B. Earnings per Share

          Basic earnings per share amounts were calculated for the three month periods ended September 30, 2002 and 2001 based on weighted average common shares outstanding of 1,478,000 and 1,488,000, respectively. Basic earnings per share amounts were calculated for the nine month periods ended September 30, 2002 and 2001 based on weighted average common shares outstanding of 1,478,000 and 1,494,000, respectively. There were no dilutive securities during either period.

C. Comprehensive Income

          Comprehensive income for the three-month periods ended September 30, 2002 and 2001 was $2,107,000 and $2,016,000, respectively.
     Comprehensive income for the nine-month periods ended September 30, 2002 and 2001 was $5,670,000 and $4,188,000, respectively. The following summarizes the components of the Company's other comprehensive income for the nine-month periods:



          Nine Months Ended September 30, 2002:
          Net unrealized holding gains arising during the period, net of tax
            (pre-tax amount of $2,875,000)                                      $1,702,000
          Reclassification adjustment for net gains realized in net income
            during the peroid, net of tax (pre-tax amount of $1,000)            $   (1,000)
          Other comprehensive income                                            $1,701,000


          Nine Months Ended September 30, 2001:
          Net unrealized holding gains arising during the period, net of tax
            (pre-tax amount of $2,869,000)                                      $1,682,000
          Reclassification adjustment for net gains realized in net income
            during the peroid, net of tax (pre-tax amount of $6,000)            $   (4,000)
          Other comprehensive income                                            $1,678,000


D. New Accounting Pronouncements

          In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires that all business combinations be accounted for under the purchase accounting method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase accounting method be used for business combinations initiated after June 30, 2001. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

          In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this statement effective January 1, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of the SFAS No. 145 provisions which were effective May 15, 2002 did not have any effect on the Company's consolidated financial statements. The implementation of the remaining provisions is not expected to have a material impact on the Company's consolidated financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

          In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002 and are effective after September 30, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

A. General

          The Parent Company is a one-bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank's common stock and derives substantially all of its income from the Bank's operations. The Bank is a commercial bank chartered in 1913 serving Sullivan County, New York with offices in Jeffersonville, Eldred, Liberty, Loch Sheldrake, Monticello (2), Livingston Manor, Narrowsburg, Callicoon and Wurtsboro.

          The Company's mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch.

B. Forward - Looking Statements

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

C. Overview - Financial Condition

          During the period from December 31, 2001 to September 30, 2002, total assets increased $24,245,000 or 8.1%. Securities available for sale increased by $17,317,000 or 16.6% primarily due to deposit growth. Net loans increased from $160,097,000 at year end 2001 to $165,436,000 at September 30, 2002, an increase of $5,339,000 or 3.3%. This increase was the result of mortgage loans in both the residential and commercial categories.

          Deposits increased from $238,029,000 at December 31, 2001 to $254,010,000 at September 30, 2002, an increase of $15,981,000 or 6.7%.
     Growth occurred in all deposit categories except time deposits. Time deposits decreased from $95,676,000 at December 31, 2001 to $90,099,000 at September 30, 2002, a decrease of $5,577,000 or 5.8%. Demand deposits increased from $45,658,000 at December 31, 2001 to $50,657,000 at
     September 30, 2002, an increase of $4,999,000 or 10.9%. NOW and super NOW deposits increased from $30,673,000 at December 31, 2001 to $34,928,000 at September 30, 2002, an increase of $4,255,000 or 13.9%.
     Savings deposits increased from $66,022,000 at December 31, 2001, to $78,326,000 at September 30, 2002, an increase of $12,304,000 or 18.6%

          Total stockholders' equity increased $4,781,000 or 17.5% from $27,313,000 at December 31, 2001 to $32,094,000 at September 30, 2002.
     This increase was the result of net income of $3,969,000, plus an increase of $1,701,000 in accumulated other comprehensive income, less cash dividends of $887,000.

D. Provision for Loan Losses

          The provision for loan losses reflects management's assessment of the risk inherent in the loan portfolio, giving consideration to various items including the general state of the economy and past loan experience. The provision for loan losses was $600,000 for the nine months ended September 30, 2002 and $225,000 for the nine months ended September 30, 2001. The provision was increased to provide for the charge-off of one commercial loan in the amount of $402,000. Total charge-offs for the 2002 nine month period were $585,000 compared to $228,000 for the same period in the prior year, while recoveries decreased from $174,000 for the 2001 period to $116,000 for the 2002 period. The amounts represent a net charge-off of $469,000 in the first nine months of 2002 versus a net charge-off of $54,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:

                                                    2002              2001
         Balance at beginning of period       $2,614,000        $2,435,000
         Provision for loan losses               600,000           225,000
         Loans charged off                      (585,000)         (228,000)
         Recoveries                              116,000           174,000
                                             --------------    --------------
         Balance at end of period             $2,745,000        $2,606,000
                                             --------------    --------------

         Annualized net charge-offs
           as a percentage of average
           outstanding loans                        0.38%             0.05%
         Allowance for loan losses to:
            Total loans                             1.63%             1.63%
            Total non-performing loans             120.0%            209.0%

E. Non Accrual and Past Due Loans

     Non-performing loans are summarized as follows at September 30:

                                                    2002              2001
     Non-accrual loans                       $ 1,644,000         $ 737,000
     Loans past due 90 days or more
       and still accruing interest               643,000           510,000
                                             --------------    --------------
     Total non-performing loans              $ 2,287,000        $1,247,000
                                             --------------    --------------
     Non-performing loans as a
       percentage of total loans                     1.4%              0.8%
                                             --------------    --------------

     The effects of non-accrual and restructured loans on interest income were as follows for the nine months ended September 30:

                                                         2002         2001
Interest contractually due at original rates         $110,000      $50,000
Interest income recognized                             13,000       22,000
                                                --------------    --------------
Interest income not recognized                       $ 97,000      $28,000
                                                --------------    --------------

          As of September 30, 2002 and 2001, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,059,000 and $384,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

F. Capital

          In January 2002, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market for the year 2002. During the nine months ended September 30, 2002, no shares have been purchased under this repurchase plan.

          Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.2% and total risk-based capital was 18.5% of risk-weighted assets at September 30, 2002. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.9% at September 30, 2002 is well above the 4.0% minimum regulatory requirement.

           The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2002.

              TIER I CAPITAL
              Stockholders' equity, excluding accumulated
              other comprehensive income                      $ 30,592,000
              TIER II CAPITAL
              Allowance for loan losses(1)                       2,223,000
                                                              --------------
              Total risk-based capital                        $ 32,815,000
                                                              --------------
              Risk-weighted assets(2)                         $177,819,000
                                                              --------------
              Average assets                                  $308,952,000
                                                              --------------

              RATIOS
              Tier I risk-based capital (minimum 4.0%)               17.2%
              Total risk-based capital (minimum 8.0%)                18.5%
              Leverage (minimum 4.0%)                                 9.9%

           (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

           (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

G.   Result of Operations

     Most Recent Quarter and Same Quarter in Preceding Year for the Three Months ended September 30, 2002 and September 30, 2001:

          Net income for the quarter ended September 30, 2002 increased by $349,000 to $1,413,000 compared to $1,064,000 for the corresponding period in 2001. Increases in interest income, non-interest income, and a decrease in interest expense were offset by an increase in non-interest expenses. The Company's annualized return on average assets was 1.8% for the quarter ended September 30, 2002 compared to 1.5% for the same quarter in 2001. The return on average stockholders' equity was 18.1% and 15.6% for the third quarter of 2002 and 2001, respectively.

          Total interest income for the third quarter of 2002 increased $150,000 or 2.9% from the corresponding period in 2001 while total interest expense decreased $556,000 or 29.8% from the corresponding period in 2001. Net interest income increased $706,000 or 21.6% from the prior year period. Non-interest income for the third quarter of 2002 increased $67,000 or 8.9% from the corresponding period in 2001, while total non-interest expense increased $5,000 or 0.2% from the third quarter of 2001. The increase in total non-interest expense is only $5,000 as a result of the 2002 period including significant gains on sales of other real estate owned while the prior period had net other real estate owned expenses.

          Non-accrual loans increased $907,000 to $1,644,000 for the quarter ended September 30, 2002 as compared to the corresponding period last year. This increase is the result of one commercial loan totaling $957,000.

          Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $298,676,000 for the three month period ended September 30, 2002 compared to $267,756,000 for the corresponding period in 2001, an increase of $30,920,000 or 11.5%. An increase in investment securities of $26,178,000 accounted for 84.7% of this increase. The yield on interest earning assets decreased by 57 basis points from 7.88% for the three month period ended September 30, 2001 to 7.31% for the three month period ended September 30, 2002. This decrease was primarily due to a 56 basis point decrease in the yield on investment securities from 6.74% for the quarter ended September 30, 2001 to 6.18% for the quarter ended September 30, 2002 and a 18 basis point decrease in the yield on real estate mortgage loans from 8.37% for the quarter ended September 30, 2001 to 8.19% for the quarter ended September 30, 2002. The decrease in the yield on loans and securities was primarily attributed to further declines in market interest rates.

          Total interest expense decreased despite an increase in interest bearing liabilities due to a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $234,572,000 for the three month period ended September 30, 2002 compared to $216,997,000 for the corresponding period in 2001, an increase of $17,575,000 or 8.1%. The yield on interest bearing liabilities decreased by 121 basis points from 3.44% for the three month period ended September 30, 2001 to 2.23% for the three month period ended September 30, 2002.

          Non-interest income was $824,000 for the three month period ended September 30, 2002 compared to $757,000 for the corresponding period in 2001, an increase of $67,000 or 8.9%. This increase was primarily due to increases in service charges.

          Non-interest expenses were $2,464,000 for the three month period ended September 30, 2002 compared to $2,459,000 for the corresponding period in 2001, an increase of $5,000 or 0.2%. Occupancy and equipment expense increased $107,000 from last year. Net other real estate owned expenses decreased by $326,000 primarily as a result of gains on sales of units at Grandview Palace. Grandview Palace is an 81 unit condominium project which the Company took possession of in the third quarter of 2000. As of September 30, 2002 the Company owns 11 units of which 4 are in contract to be sold. The average selling price of units to date has been $55,000, which does not include the costs incurred to complete the units prior to their sale. Compensation and benefit costs increased $137,000, primarily due to normal salary adjustments.

     Most Recent Year to Date and Corresponding Year to Date Period for the Nine Months ended September 30, 2002 and September 30, 2001:

          Net income for the first nine months of 2002 increased by $1,459,000 to $3,969,000 compared to $2,510,000 for the same period in 2001. Increases of $280,000 in interest income, $252,000 in non-interest income and decreases of $1,979,000 in interest expense and $201,000 in non-interest expenses were offset by increases in provision for loan loss expense of $375,000 and income tax expense of $878,000. The Company's annualized return on average assets was 1.7% in the nine month period compared to 1.2% in the same period last year. The return on average stockholder's equity was 17.9% and 12.8% for the first nine months of 2002 and 2001, respectively.

          Total interest income increased as a result of an increase in interest earning assets partially offset by a decrease in the overall yield on interest earning assets. The total average balance for interest earning assets was $285,661,000 for the nine month period ended September 30, 2002 compared to $259,681,000 for the same nine month period in 2001, an increase of $25,980,000 or 10.0%. An increase in average loans of $11,895,000 and an increase in average investments of $16,155,000 offset by a $2,070,000 decrease in average short term investments accounted for this increase. The yield on investment securities decreased 45 basis points from 6.78% in 2001 to 6.33% in 2002. The yield on the total loan portfolio decreased by 60 basis points in the nine months ended September 30, 2002 compared to the first nine months of 2001. Commercial, home equity and real estate mortgage loan yields decreased during the nine months ended September 30, 2002 compared to the first nine months of 2001. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 33 basis points to 8.16% from 8.49% during the nine months ended September 30, 2002 compared to the first nine months of 2001. The overall yield on interest earning assets decreased 59 basis points from 7.99% for the nine months ended September 30, 2001 to 7.40% for the same period in 2002.

          The yield on interest bearing liabilities decreased by 140 basis points for the nine month period from 3.80% in 2001 to 2.40% in 2002. The overall net interest margin increased 62 basis points from 4.86% in the nine months of 2001 to 5.48% in the corresponding period of 2002.

          Non-interest income was $2,309,000 for the nine month period ended September 30, 2002 compared to $2,057,000 for the corresponding period in 2001, an increase of $252,000 or 12.3%. This increase was primarily due to an increase in deposit account service charges and other miscellaneous income.

          Non-interest expenses were $7,282,000 for the first nine months of 2002 compared to $7,483,000 for the same period in 2001, a decrease of $201,000 or 2.7%. Net other real estate owned expenses decreased by $797,000 primarily as a result of gains on sales of condominium units the Bank took possession of. Occupancy and equipment expense remained unchanged for the nine months ended September 30, 2002 compared to the corresponding period in 2001. Offsetting these decreases was a $433,000 increase in compensation and benefits costs, primarily due to higher employee benefit costs and normal salary adjustments. Other non-interest expenses increased by $163,000 and income tax expense increased by $878,000 for the nine months ended September 30, 2002.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

          Market risk is the risk of loss from adverse changes in market prices and interest rates. The Bank's [The First National Bank of Jeffersonville] market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Although the Bank manages other risks, such as credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have the largest material effect on the Bank's financial condition and results of operation. The Bank does not currently have a trading portfolio or use derivatives to manage market and interest rate risk.

          The Bank's interest rate risk management is the responsibility of the Asset/Liability Management Committee (ALCO), which reports to the Board of Directors. The ALCO, comprised of senior management, has developed policies to measure, manage and monitor interest rate risk. Interest rate risk arises from a variety of factors, including differences in the timing between the contractual maturity or repricing of the Bank's assets and liabilities. For example, the Bank's net interest income is affected by changes in the level of market interest rates as the repricing characteristics of its loans and other assets do not necessarily match those of its deposits, other borrowings and capital.

          In managing exposure, the Bank uses interest rate sensitivity models that measure both net gap exposure, the economic value of equity and earnings at risk. The ALCO monitors the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. The ALCO utilizes a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate 200 basis point rise or fall in interest rates over a twenty-four month period. The model is based on the actual maturity and repricing characteristics of interest rate assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the repayment rate of certain assets and liabilities.

          Another tool used to measure interest rate sensitivity is the cumulative gap analysis. The cumulative gap represents the net position of assets and liabilities subject to repricing in specified time periods. Deposit accounts without specified maturity dates are modeled based on historical run-off characteristics of these products in periods of rising rates. As of September 30, 2002, the Company had a positive one year cumulative gap position.

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

          As of September 30, 2002, the Bank was in an asset sensitive position, which means that more assets are scheduled to mature or reprice within the next year than liabilities. The cumulative positive interest rate sensitivity gap as of September 30, 2002 was 20.8% of total assets.

Item 4: Controls and Procedures

  (a) The Company's management, including the Vice President (Principal Executive Officer) and Treasurer (Principal Financial Officer) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Vice President (Principal Executive Officer) and Treasurer (Principal Financial Officer) concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

  (b) There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Vice President (Principal Executive Officer) and Treasurer (Principal Financial Officer).

EXHIBIT 99.1

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Jeffersonville Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                             /s/ Raymond Walter
                                             ---------------------
                                                 Raymond Walter
                                                 Vice President
                                                 (Principal Executive Officer)

EXHIBIT 99.1

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Jeffersonville Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                            /s/ John M. Riley
                                            ---------------------
                                                John M. Riley
                                                Treasurer
                                                (Principal Financial Officer)

                                CERTIFICATIONS

I, Raymond Walter, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:   /s/ Raymond Walter
      ------------------
      Vice President
      (Principal Executive Officer)

I, John M. Riley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of September 30, 2002.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

By:   /s/ John M. Riley
      ------------------
      Treasurer
      (Principal Financial Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP


                              /s/ John M. Riley
                            ---------------------
                                John M. Riley
                                  Treasurer
                         (Principal Financial Officer)

November 12, 2002