Form 10-K
period 2002-12-31
JEFFERSONVILLE BANCORP
filed 2003-03-26
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002     Commission File Number: 0-19212

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the Registrant's common stock (based upon the average bid and asked prices on June 28, 2002) held by non-affiliates was approximately $50,255,638.

Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock        Number of Shares Outstanding as of March 14, 2003
   $0.50 Par Value                               1,478,107


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 29, 2003.

                           Jeffersonville Bancorp
                             Index to Form 10-K


                                    PART I                               Page

Item 1.   Business                                                         1

Item 2.   Properties                                                       6

Item 3.   Legal Proceedings                                                7

Item 4.   Submission of Matters to a Vote of Security Holders              7


                                   PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                                  8

Item 6.   Selected Financial Data                                          9

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

Item 7A.  Quantitative & Qualitative Disclosures about Market Risk        26

Item 8.   Financial Statements and Supplementary Data                     26

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                          26


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant              27

Item 11.  Executive Compensation                                          27

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                           27

Item 13.  Certain Relationships and Related Transactions                  27

Item 14.  Controls and Procedures                                         27


                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                         28

          Signatures                                                      29

                                   PART I

Item 1. Business

GENERAL

Jeffersonville Bancorp (the "Company") was organized as a New York corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC" Act"). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the "Bank"). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act

    The Company, on a consolidated basis, at December 31, 2002 and 2001 has total assets of $325,025,000 and $298,110,000, total available for sale securities at estimated fair value of $117,942,000 and $104,104,000, total securities held to maturity of $4,673,000 and $5,786,000 and net loans receivable of $168,909,000 and $160,097,000, respectively. At December 31, 2002 and 2001, total deposits were $252,792,000 and $238,029,000, respectively. At December 31, 2002 and 2001, shareholder's equity was $32,497,000 and $27,313,000, respectively.

    The Bank was organized in 1913 and became a subsidiary of the Company on June 30, 1982. The Bank is an independently owned bank based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 120 people and serves all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.


NARRATIVE DESCRIPTION OF BUSINESS

Through its community bank subsidiary, The First National Bank of Jeffersonville, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans and real estate loans (including commercial loans collateralized by real borrowings, and operating and general administrative expenses, as well as provisions for loan losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

    The Bank has one subsidiary, FNBJ Holding Corporation, which is a REIT (Real Estate Investment Trust) and is wholly-owned by the Bank. This entity purchases real estate loans from the Bank. The function of the REIT is to provide tax planning advantages to the Bank.

    The Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available on the Company's website, www.jeffbank.com or upon request submitted to Charles E. Burnett, P.O. Box 398, Jeffersonville, New York 12748.


DEPOSIT AND LOAN PRODUCTS

    Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts ) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank

    Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.



At December 31,                2002                2001               2000                1999              1998
(Dollars in thousands)
                        AMOUNT    PERCENT  AMOUNT     PERCENT   AMOUNT    PERCENT  AMOUNT     PERCENT  AMOUNT     PERCENT

REAL ESTATE LOANS
Residential             $ 72,559   41.7%   $ 67,246    40.3%    $ 64,933   42.6%   $ 65,676    45.5%   $ 66,029    48.6%
Commercial                44,807   25.7      39,940    23.9      33,638    22.1      29,211    20.3      22,961    16.9
Home equity               14,825    8.5      12,756     7.6      11,496     7.6      10,359     7.2       9,320     6.8
Farm land                  1,828    1.1       2,009     1.2       1,537     1.0       1,388     1.0       1,488     1.1
Construction               3,414    2.0       5,570     3.3       1,416     0.9       1,915     1.3       1,171     0.9

                        $137,433   79.0    $127,521    76.3    $113,070    74.2    $108,549    75.3    $100,969    74.3

OTHER LOANS
Commercial loans        $ 17,445   10.0%   $ 18,111    10.9%   $ 17,822    11.7%   $ 13,498     9.4%   $ 14,391    10.6%
Consumer
  installment loans       17,314    9.9      19,222    11.5      19,685    12.9      19,922    13.8      18,394    13.5
Other consumer loans       1,537    0.9       1,504     0.9       1,409     0.9       1,876     1.3       1,795     1.3
Agricultural loans           375    0.2         667     0.4         421     0.3         370     0.2         412     0.3

                          36,671   21.0      39,504    23.7      39,337    25.8      35,666    24.7      34,992    25.7

   Total loans           174,104  100.0%    167,025   100.0%    152,357   100.0%    144,215   100.0%    135,961   100.0%

Unearned discounts        (2,127)            (4,314)             (4,901)             (3,954)             (3,620)
Allowance for
  loan loss               (3,068)            (2,614)             (2,435)             (2,336)             (2,310)

      Total loans, net  $168,909           $160,097             $145,021           $137,925            $130,031


    The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

    Please refer to the Notes to Consolidated Financial Statements for further information regarding loans and nonperforming loans.

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

    Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (credit cards, home equity lines of credit, unsecured revolving lines of credit) and closed-end credit secured and unsecured direct and indirect installment loans. Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

    Residential Real Estate Loans. The Company offers mortgage loan services, originating a variety of mortgage loan products including balloon mortgages, adjustable rate mortgages and fixed rate mortgages. All mortgage loans originated are held in the Bank's portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Market value risk, where the value of the underlying collateral declines due to economic conditions, is also a factor.


SUPERVISION AND REGULATION

The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act ("BHC Act"). As such, the Federal Reserve is the Company's primary federal regulator, and the Company is subject to extensive regulation, examination, and supervision by the Federal Reserve. The Bank is a national association, chartered by the Office of the Comptroller of the Currency ("OCC"). The OCC is the Bank's primary federal regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. In addition, as to certain matters, the Bank is subject to regulation by the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC").

    The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2002, the Company's leverage ratio was 9.8%, its ratio of Tier 1 capital to risk-weighted assets was 16.6%, and its ratio of qualifying total capital to risk-weighted assets was 17.8%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

    Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. Such a company's ability to pay dividends to its shareholders could be restricted. In addition, the Federal Reserve has indicated that it will consider a bank holding company's capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or nonbanking activities.

    The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2002, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 8.5%, its ratio of Tier 1 capital to risk-weighted assets was 14.9%, and its ratio of qualifying total capital to risk-weighted assets was 16.2%.

    Any bank that is less than well-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank's capital position deteriorates. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank's assets or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength, and to commit financial resources to support its subsidiary banks. Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

    The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2002, approximately $5,856,000 was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

    The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF"). The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of three capitalization categories and one of three supervisory categories, based on evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is determined by its combined risk rating. Since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

    The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2002, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations. The assessment rate has been retained at this rate for the first and second quarters of 2003.

    Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

    On October 31, 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

    Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act.

    Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company.

    The Sarbanes-Oxley Act, signed into law July 30, 2002 ("SOA"), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. Provisions of SOA become effective from within 30 days to one year from enactment. The Securities and Exchange Commission has been delegated responsibility to enact rules to implement various provisions of SOA.


TAXATION

Except for the Bank's REIT subsidiary, the Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

                                       2002             2001            2000
Current tax expenses:
   Federal                           $2,068,000     $1,761,000      $ 891,000
   State                                339,000        212,000        106,000
Deferred tax benefit                   (184,000)      (651,000)      (175,000)

      Total income tax expense       $2,223,000     $1,322,000      $ 822,000


    For a detailed discussion of income taxes please refer to footnote 10 in the Notes to Consolidated Financial Statements.


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


NUMBER OF PERSONNEL

At December 31, 2002, there were 120 persons employed by the Company and the Bank.


Item 2. Properties

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has eight branch locations and an operations center. Set forth below is a description of the offices of the Company and the Bank.

MAIN OFFICE

The main office of the Bank is located at 4864 State Route 52, Jeffersonville, New York. The premises occupied by the Bank consists of approximately 6,700 total square feet of office space in a two-story office building. The Bank owns the building and underlying land.

ELDRED BRANCH

The Eldred Branch of the Bank is located at 561 Route 55, Eldred, New York. The premises consists of approximately 2,016 total square feet of office space in a 1-story office building. The Bank owns the building and underlying land.

LIBERTY BRANCH

The Liberty Branch of the Bank is located at 19 Church Street, Liberty, New York. The premises consists of approximately 4,320 total square feet of office space in a two-story office building. The Company owns the building and underlying land.

LIVINGSTON MANOR BRANCH

The Livingston Manor Branch of the Bank is located at 33 Main Street, Livingston Manor, New York. The premises consists of approximately 2,325 total square feet of office space. The Company owns the building and underlying land.

LOCH SHELDRAKE BRANCH

The Loch Sheldrake Branch of the Bank is located on 1278 State Route 52, Loch Sheldrake, New York. The premises consists of approximately 1,440 total square feet of office space. The Company owns the building and underlying land.

MONTICELLO BRANCH

The Monticello Branch of the Bank is located at 19 Forestburgh Road, Monticello, New York. The premises consists of approximately 2,500 square feet of office space. The Company owns the building and underlying land.

OPERATIONS CENTER

The Operations Center is located on 4866 State Route 52, Jeffersonville, New York. The premises consists of approximately 10,788 square feet in a two-story office building. The Company owns the building and underlying land.

SUPERMARKET BRANCHES

The Bank leases space in Peck's Supermarkets in Narrowsburg and Callicoon and the IGA in Wurtsboro, New York. The branch facilities occupy between 650 and 1,000 square feet each and the lease payments range from approximately $8,500 to $14,200 per year. The Bank leases space in Wal*Mart in Monticello occupying 643 square feet with lease payments of $2,650 monthly.

    The major classifications of premises and equipment were as follows at December 31:

                                                                 2002

Land                                                         $   387,000
Buildings                                                      2,757,000
Furniture and fixtures                                           473,000
Equipment                                                      4,510,000
Building and leasehold improvements                            1,000,000
Construction in progress                                          75,000

                                                               9,202,000

Less accumulated depreciation and amortization                (5,972,000)

        Total premises and equipment, net                    $ 3,230,000


Item 3. Legal Proceedings

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business to which the Company or any of its subsidiaries is a party or of which and of their property is subject.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's common stock has traded in the Over-the-Counter market under the symbol JFBC since January 1997. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Boenning & Scattergood Inc, Ryan, Beck & Co., Goldman, Sachs & Co., Knight Securities L.P., FTN Financial Securities Corp., Archipelago, LLC, Baird Patrick & Co., Inc.

    The following table shows the range of high and low bid prices for the Company's stock for the quarters indicated.

                                 MARKET PRICE                   CASH
                                                              DIVIDENDS
QUARTER ENDED                 LOW             HIGH              PAID

March 31, 2001              $21.03           $21.03             $0.18
June 30, 2001               $21.50           $21.52             $0.18
September 30, 2001          $21.55           $21.99             $0.18
December 31, 2001           $24.00           $25.50             $0.18

March 31, 2002              $23.25           $29.50             $0.20
June 30, 2002               $28.00           $37.25             $0.20
September 30, 2002          $32.85           $46.00             $0.20
December 31, 2002           $36.00           $49.75             $0.30


    Number of Holders of Record. At the close of business on March 12, 2003, the Company had 1,029 shareholders of record of the 1,478,107 shares of common stock then outstanding.

    Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which options may be issued.

Item 6. Selected Financial Data


FIVE-YEAR SUMMARY


                                        2002              2001              2000             1999              1998

RESULTS OF OPERATIONS
Interest income                    $ 20,635,000      $ 20,230,000      $ 19,379,000     $ 18,444,000      $ 17,102,000
Interest expense                      5,331,000         7,627,000         8,295,000        7,711,000         7,492,000
Net interest income                  15,304,000        12,603,000        11,084,000       10,733,000         9,610,000
Provision for loan losses               900,000           300,000           300,000          300,000           600,000
Net income                            5,242,000         3,625,000         2,823,000        2,873,000         2,318,000

FINANCIAL CONDITION
Total assets                       $325,025,000      $298,110,000      $273,464,000     $256,960,000      $243,853,000
Deposits                            252,792,000       238,029,000       223,278,000      201,603,000       198,114,000
Gross loans                         171,977,000       162,711,000       147,456,000      140,261,000       132,341,000
Stockholders' equity                 32,497,000        27,313,000        25,109,000       22,001,000        23,017,000

AVERAGE BALANCES
Total assets                       $313,022,000      $286,823,000      $268,967,000     $254,777,000      $230,955,000
Deposits                            247,953,000       234,431,000       218,671,000      207,018,000       191,322,000
Gross loans                         165,607,000       157,165,000       143,954,000      137,696,000       129,754,000
Stockholders' equity                 30,271,000        28,139,000        24,261,000       22,816,000        22,752,000

FINANCIAL RATIOS
Net income to average
  total assets                             1.67%             1.26%             1.05%            1.13%             1.00%
Net income to average
  stockholders' equity                    17.32%            12.88%            11.64%           12.59%            10.19%
Average stockholders' equity
  to average total assets                  9.67%             9.81%             9.02%            8.96%             9.85%

PER SHARE DATA
Net income per share               $       3.55      $       2.43      $       1.86     $       1.87      $       1.49
Dividends per share                $       0.90      $       0.74      $       0.72     $       0.62      $       0.55
Dividend payout ratio                     25.39%            30.40%            38.72%           33.41%            36.66%
Book value at year end             $      21.99      $      18.48      $      16.69     $      14.40      $      14.88
Total dividends paid               $  1,331,000      $  1,102,000      $  1,093,000     $    960,000      $    850,000
Average number of
  shares outstanding                  1,478,107         1,490,888         1,517,259        1,534,288         1,556,500
Shares outstanding
  at year end                         1,478,107         1,478,107         1,504,085        1,528,359         1,546,485



SUMMARY OF QUARTERLY RESULTS
OF OPERATIONS FOR 2002 AND 2001


2002                                MARCH 31           JUNE 30      SEPTEMBER 30      DECEMBER 31            TOTAL

Interest income                  $ 5,010,000       $ 5,135,000       $ 5,276,000      $ 5,214,000     $  20,635,000
Interest expense                  (1,444,000)       (1,365,000)       (1,308,000)      (1,214,000)       (5,331,000)

Net interest income                3,566,000         3,770,000         3,968,000        4,000,000        15,304,000

Provision for loan losses           (100,000)         (200,000)         (300,000)        (300,000)         (900,000)
Non-interest income                  753,000           732,000           824,000          839,000         3,148,000
Non-interest expenses             (2,441,000)       (2,377,000)       (2,464,000)      (2,805,000)      (10,087,000)

Income before taxes                1,778,000         1,925,000         2,028,000        1,734,000         7,465,000
Income taxes                        (530,000)         (617,000)         (615,000)        (461,000)       (2,223,000)

Net income                       $ 1,248,000       $ 1,308,000       $ 1,413,000      $ 1,273,000      $  5,242,000

Basic earnings per share         $      0.84       $      0.88       $      0.96      $      0.86      $       3.55


2001                                MARCH 31           JUNE 30      SEPTEMBER 30      DECEMBER 31             TOTAL

Interest income                  $ 5,005,000       $ 5,010,000       $ 5,126,000      $ 5,089,000      $ 20,230,000
Interest expense                  (2,193,000)       (2,039,000)       (1,864,000)      (1,531,000)       (7,627,000)

Net interest income                2,812,000         2,971,000         3,262,000        3,558,000        12,603,000

Provision for loan losses            (75,000)          (75,000)          (75,000)         (75,000)         (300,000)
Non-interest income                  626,000           674,000           757,000          826,000         2,883,000
Non-interest expenses             (2,439,000)       (2,585,000)       (2,459,000)      (2,756,000)      (10,239,000)

Income before taxes                  924,000           985,000         1,485,000        1,553,000         4,947,000
Income taxes                        (221,000)         (242,000)         (421,000)        (438,000)       (1,322,000)

Net income                       $   703,000       $   743,000       $ 1,064,000      $ 1,115,000      $  3,625,000

Basic earnings per share         $      0.47       $      0.50       $      0.71      $      0.75      $       2.43



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

This document contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Company's ability to predict results and the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. Actual results could differ materially from forward-looking statements.

General

The Parent Company is a bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank's common stock and derives substantially all of its income from the Bank's operations in the form of dividends paid to the Parent Company. The Bank is a New York commercial bank chartered in 1913 serving Sullivan County, New York with branch offices in Jeffersonville, Eldred, Liberty, Loch Sheldrake, Monticello (2), Livingston Manor, Narrowsburg, Callicoon and Wurtsboro. The Bank's administrative offices are located in Jeffersonville, New York.

    The Company's mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch. This discussion and analysis of financial results should be reviewed in conjunction with the Company's audited consolidated financial statements.


Local Economy

The local economy continued to show signs of improvement in 2002. While the local economic forecast has been bright, it should be acknowledged that the economy in most other areas of New York State has been sluggish. Significant improvement in the local economy was demonstrated in the Sullivan County real estate market. Several major projects continued to progress along with a vibrant real estate market, which increase optimism in the county's future. A permanent concert facility is planned to begin construction on the original site of the Woodstock Festival in Bethel this spring. Kohl's Department Store has completed construction of a major distribution center in the Town of Mamakating and now employs nine hundred individuals. The success of these projects, tourism, real estate values and the availability of qualified labor is critical to the economy and the Company.


Financial Condition

Total assets increased by $26.9 million or 9.0% to $325.0 million at December 31, 2002 from $298.1 million at December 31, 2001. The increase was primarily due to a $13.8 million or 13.3% increase in securities available for sale from $104.1 million at December 31, 2001 to $117.9 million at December 31, 2002. Gross loans outstanding increased $9.3 million from $162.7 million at December 31, 2001 to $172.0 million at December 31, 2002. The investment in bank-owned life insurance increased $4.4 million primarily due to purchases of additional insurance. These 2002 asset increases were funded by a $14.8 million increase in total deposits from $238.0 million at December 31, 2001 to $252.8 million at December 31, 2002. Much of the securities portfolio remains funded with long term borrowings from the Federal HomeLoan Bank, a leveraging strategy implemented since 1997 in which the Company funded security purchases with FHLB borrowings at a positive interest rate spread.

    In 2002, total gross loans increased $9.3 million or 5.7% from $162.7 million to $172.0 million. Within the loan portfolio, commercial real estate loans increased $4.9 million to $44.8 million at December 31, 2002, residential real estate increased by $5.3 million to $72.6 million, home equity loans increased $2.0 million to $14.8 million and real estate construction loans decreased $2.2 million to $3.4 million. The real estate growth reflects the Company's strategy to provide loans for local real estate projects where there is strong loan to values and solid principals. The growth in residential mortgages reflects new products to meet the highly competitive nature of this market. As a result of casino gambling proposals and related local economic improvement, the Company anticipates continued residential and commercial real estate loan opportunities. Accordingly, additional growth is anticipated in real estate loans during 2003. The overall loan portfolio is structured in accordance with management's belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate projects could lose value.

    Other real estate owned at December 31, 2002 was $126,000 compared to $1.2 million at December 31, 2001. During the third quarter of 2000, the Bank obtained a deed in lieu of foreclosure to 81 condominium units at the Grandview Palace in Loch Sheldrake, New York. The total loan balance at that time was $2.2 million. As of year end 2002, we had 7 units remaining of which none were under contract for sale. Total non-performing loans increased from $1.7 million at December 31, 2001 to $3.2 million at December 31, 2002. Net loan charge-offs increased from $121,000 in 2001 to $446,000 in 2002. At December 31, 2002, the allowance for loan losses equaled $3.1 million representing 1.78% of total gross loans outstanding and 95.3% of total non-performing loans.

Total deposits increased $14.8 million to $252.8 million at December 31, 2002 from $238.0 million at December 31, 2001. Within the deposit mix, lower costing core deposits increased while there was a decrease in higher costing time deposits. Much of the increase in deposits was caused by the continued growth of new branches and the attraction of new customers from larger regional banks. The Company continues to be successful in increasing demand deposit balances, which provides a pool of low cost funds for reinvestment opportunities. Demand deposits increased from $45.7 million at December 31, 2001 to $49.7 million at December 31, 2002, an increase of $4.0 million or 8.8%.

    Total stockholders' equity was $32.5 million at December 31, 2002, an increase of $5.2 million from December 31, 2001. The increase was due primarily to net income and the increase in accumulated other comprehensive income of $1,273,000 reduced by cash dividends of $1,331,000.


Results of Operations 2002 versus 2001

NET INCOME

Net income for 2002 of $5.2 million increased 44.6% or $1.6 million from the 2001 net income of $3.6 million. The higher level of earnings in 2002 reflects the interaction of a number of factors. The most significant factor which increased 2002 net income was the decrease in interest expense to $5.3 million from $7.6 million in 2001, an decrease of $2.3 million or 30.1%. An additional factor was the increase in interest income to $20.6 million from $20.2 million in 2001, an increase of $405,000 or 2.0%. The provision for loan losses was $900,000 in 2002 versus $300,000 in 2001. Salary expense increased $343,000 or 9.1% in 2002, primarily due to the addition of new employees and normal salary increases. Employee benefit expenses increased by $369,000 or 23.0% primarily due to increased costs of providing pension and health care benefits. Net other real estate owned expense decreased by $1,022,000 in 2002, primarily due to gains from the disposition of Grandview Palace condominium units.


INTEREST INCOME AND INTEREST EXPENSE

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

    The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $15.9 million for 2002 represented an increase of 21.5% compared to $13.1 million for 2001. Net interest margin increased to 5.54% in 2002 compared to 4.96% in 2001, as decreases in cost of deposits and borrowings exceeded decreases in earning asset yields.

    Total interest income for 2002 was $21.3 million, compared to $20.8 million in 2001. The increase in 2001 is the result of an increase in the average balance of interest earning assets from $264.8 million in 2001 to $287.5 million in 2002, an increase of 8.6%. Interest income from the increase in earning assets was offset by an overall decrease in average yield on earning assets of 44 basis points in 2002. Total average securities (securities available for sale and securities held to maturity) increased $16.6 million or 16.4% in 2002 to $118.3 million. The increase in 2002 reflects the investment of excess funds from increased deposits, which were not needed to fund new loans. The increased in average security balances was offset by a lower yield on total securities which decreased from 6.63% in 2001 to 6.27% in 2002 due to the overall decline in interest rates. In 2002, average loans increased $8.4 million to $165.6 million from $157.2 million in 2001. Concurrently the average loan yield decreased from 8.75% in 2001 to 8.32% in 2002. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.1% of total loans in 2002. In 2003, any increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

    Total interest expense in 2002 decreased $2.3 million or 30.1% over 2001. The average balance of interest bearing liabilities increased from $214.5 million in 2001 to $230.4 million in 2002, an increase of 7.4%. During 2002, the average cost of total interest bearing liabilities decreased by 125 basis points, reflecting the lower overall market interest rates during the year.

    Average interest bearing deposits increased $6.6 million to reach $199.5 million in 2002, an increase of 3.4%. The lower interest rates paid on time deposits resulted from general market conditions in 2002 as compared to 2001, a reduction of 165 basis points from 4.86% in 2001 to 3.21%. Interest rates on interest bearing deposits decreased from an average rate paid of 3.39% in 2001 to 1.99% in 2002. In 2002, average demand deposit balances increased 16.7% over 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $900,000 in 2002 as compared to $300,000 in 2001. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

    Total non-performing loans increased from $1.7 million at December 31, 2001 to $3.2 million at December 31, 2002. This increase was primarily due to increases in non-accrual loans in the residential and commercial loan portfolios. Net loan charge-offs increased from $121,000 in 2001 to $446,000 in 2002 while gross charge-offs increased from $319,000 in 2001 to $662,000 in 2002. One commercial loan charge-off of $400,000 represents 60.4% of total gross charge-offs for 2002.


SUMMARY OF LOAN LOSS EXPERIENCE

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.


ANALYSIS OF THE CHANGES IN ALLOWANCE
FOR LOAN LOSSES FOR 2002, 2001 AND 2000

                                                                            2002             2001              2000

Balance at beginning of year                                          $2,614,000       $2,435,000        $2,336,000
Charge-offs:
   Commercial, financial and agriculture                                (404,000)         (29,000)           (9,000)
   Real estate -- mortgage                                               (84,000)         (35,000)          (28,000)
   Installment loans                                                    (108,000)        (179,000)         (214,000)
   Other loans                                                           (66,000)         (76,000)          (95,000)

      Total charge-offs                                                 (662,000)        (319,000)         (346,000)

Recoveries:
   Commercial, financial and agriculture                                  17,000           43,000            31,000
   Real estate -- mortgage                                                97,000           38,000            16,000
   Installment loans                                                      84,000           95,000            71,000
   Other loans                                                            18,000           22,000            27,000

      Total recoveries                                                   216,000          198,000           145,000

Net charge-offs                                                         (446,000)        (121,000)         (201,000)
Provision charged to operations                                          900,000          300,000           300,000

Balance at end of year                                                $3,068,000       $2,614,000        $2,435,000

Ratio of net charge-offs to average outstanding loans                       0.27%            0.08%             0.14%


    The Company manages asset quality with a review process that includes analysis of credit applications and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential non-performing loans early; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

    The allowance for loan losses was $3.1 million at December 31, 2002 compared to $2.6 million and $2.4 million at December 31, 2001 and 2000, respectively. The allowance as a percentage of total loans was 1.78% at December 31, 2002, compared to 1.61% and 1.65% at December 31, 2001 and 2000, respectively. The allowance's coverage of non-performing loans was 95.3% at December 31, 2002 compared to 157.7% and 99.8% at December 31, 2001 and 2000 respectively.

No portion of the allowance for loan losses is restricted to any loan or group of loans, as the entire allowance is available to absorb charge-offs in any loan category. The amount and timing of future charge-offs and allowance allocations may vary from current estimates and will depend on local economic conditions. The following table shows the allocation of the allowance for loan losses to major portfolio categories and the percentage of each loan category to total loans outstanding.


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,


                                     2002               2001                  2000                1999                 1998

                                       PERCENT              PERCENT              PERCENT              PERCENT              PERCENT
                                       OF LOANS             OF LOANS             OF LOANS             OF LOANS             OF
LOANS
                            AMOUNT OF  IN EACH   AMOUNT OF  IN EACH   AMOUNT OF  IN EACH   AMOUNT OF  IN EACH   AMOUNT OF  IN EACH
                            ALLOWANCE  CATEGORY  ALLOWANCE  CATEGORY  ALLOWANCE  CATEGORY  ALLOWANCE  CATEGORY  ALLOWANCE
CATEGORY
                            FOR LOAN   TO TOTAL  FOR LOAN   TO TOTAL  FOR LOAN   TO TOTAL  FOR LOAN   TO TOTAL  FOR LOAN   TO
TOTAL
(Dollars in thousands)      LOSSES     LOANS     LOSSES     LOANS     LOSSES     LOANS     LOSSES     LOANS     LOSSES     LOANS

Residential mortgages<F1>   $   890     52.2%    $  848      55.1%    $  802      56.0%    $  816      55.0%    $  681      57.3%
Commercial mortgages            300     27.3        300      21.6        500      21.4        275      22.3        400      19.1
Commercial loans              1,010      8.1        630       7.0        381       7.2        545       9.4        544      10.4
Installment loans               644     11.0        603      13.4        542      13.9        514      12.0        508      12.1
Other loans                     224      1.4        233       2.9        210       1.5        186       1.3        177       101

      Total                  $3,068    100.0%    $2,614     100.0%    $2,435     100.00%   $2,336     100.0%    $2,310     100.0%


<F1> Includes home equity loans.




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


DECEMBER 31, 2002

                                                   90 DAYS OR
                                                   MORE, STILL
LOAN CATEGORY                  NONACCRUAL          ACCRUING           TOTAL                PERCENTAGE<F1>      PERCENTAGE<F2>

Residential mortgages          $1,766,000           $57,000           $1,823,000                2.5%             56.6%
Commercial mortgages              367,000                --              367,000                0.8              11.4
Commercial loans                  888,000                --              888,000                5.1              27.6
Installment loans                 141,000                --              141,000                0.8               4.4

      Total                    $3,162,000           $57,000           $3,219,000                1.9%            100.0%


<F1> Percentage of gross loans outstanding for each loan category.

<F2> Percentage of total nonaccrual and 90 day past due loans.




DECEMBER 31, 2001

                                                   90 DAYS OR
                                                   MORE, STILL
LOAN CATEGORY                    NONACCRUAL        ACCRUING           TOTAL             PERCENTAGE<F1>   PERCENTAGE<F2>

Residential mortgages
  (includes home
  equity loans)                  $126,000          $539,000           $  665,000        1.0%             40.1%
Commercial mortgages              439,000            95,000              534,000        1.3              32.2
Commercial loans                  269,000           167,000              436,000        2.4              26.3
Installment loans                  15,000             8,000               23,000        0.1               1.4

      Total                      $849,000          $809,000           $1,658,000        1.0%            100.0%


<F1> Percentage of gross loans outstanding for each loan category.

<F2> Percentage of total nonaccrual and 90 day past due loans.




DECEMBER 31, 2000

                                                 90 DAYS OR
                                                 MORE, STILL
LOAN CATEGORY                    NONACCRUAL      ACCRUING             TOTAL            PERCENTAGE<F1>   PERCENTAGE<F2>

Residential mortgages
  (includes home
  equity loans)                  $718,000        $1,006,000           $1,724,000       2.3%             70.7%
Commercial mortgages               42,000           629,000              671,000       2.0              27.5
Commercial loans                       --                --                   --        --                --
Installment loans                  15,000            29,000               44,000       0.2               1.8

      Total                      $775,000        $1,664,000           $2,439,000       1.7%            100.0%


<F1> Percentage of gross loans outstanding for each loan category.

<F2> Percentage of total nonaccrual and 90 day past due loans.




    The increase in total non-performing loans is primarily due to increases in past due residential mortgages and commercial loans. Total nonaccrual and 90 day past due residential and commercial loans represent 2.5% and 5.1% of the respective portfolio totals, a deterioration over last year. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

    From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2002 and 2001.


LOAN PORTFOLIO

Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.


LOAN PORTFOLIO COMPOSITION


At December 31,              2002                  2001                   2000                  1999                1998

(Dollars in thousands) AMOUNT    PERCENT    AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT   PERCENT

REAL ESTATE LOANS
Residential          $ 72,559     41.7%    $ 67,246      40.3%    $ 64,933     42.6%    $ 65,676      45.5%   $ 66,029      48.6%
Commercial             44,807     25.7       39,940      23.9       33,638     22.1       29,211      20.3      22,961      16.9
Home equity            14,825      8.5       12,756       7.6       11,496      7.6       10,359       7.2       9,320       6.8
Farm land               1,828      1.1        2,009       1.2        1,537      1.0        1,388       1.0       1,488       1.1
Construction            3,414      2.0        5,570       3.3        1,416      0.9        1,915       1.3       1,171       0.9

                     $137,433     79.0     $127,521      76.3     $113,070     74.2     $108,549      75.3    $100,969      74.3

OTHER LOANS
Commercial loans     $ 17,445     10.0%    $ 18,111      10.9%    $ 17,822     11.7%    $ 13,498       9.4%   $ 14,391      10.6%
Consumer
  installment loans    17,314      9.9       19,222      11.5       19,685     12.9       19,922      13.8      18,394      13.5
Other consumer loans    1,537      0.9        1,504       0.9        1,409      0.9        1,876       1.3       1,795       1.3
Agricultural loans        375      0.2          667       0.4          421      0.3          370       0.2         412       0.3

                       36,671     21.0       39,504      23.7       39,337     25.8       35,666      24.7      34,992      25.7

   Total loans        174,104    100.0%     167,025     100.0%     152,357    100.0%     144,215     100.0%    135,961     100.0%

Unearned discounts     (2,127)               (4,314)                (4,901)               (3,954)               (3,620)
Allowance for
  loan loss            (3,068)               (2,614)                (2,435)               (2,336)               (2,310)

   Total loans, net  $168,909              $160,097               $145,021              $137,925              $130,031


     The following table indicates the amount of loans in portfolio categories according to their period to maturity. The table also indicates the dollar amount of these loans that have predetermined or fixed rates vs. variable or adjustable rates.


MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2002

                                                                        ONE YEAR
                                                      ONE YEAR           THROUGH            AFTER
                                                       OR LESS          FIVE YEARS        FIVE YEARS         TOTAL

Commercial, financial and agricultural                 $10,589            $6,629             $602           $17,820
Real estate construction                                 3,326                --               88             3,414

      Total                                            $13,915            $6,629             $690           $21,234

Interest sensitivity of loans:
   Predetermined rate                                  $ 6,273            $6,167             $690           $13,130
   Variable rate                                         7,642               462               --             8,104

      Total                                            $13,915            $6,629             $690           $21,234



OTHER REAL ESTATE OWNED

Other real estate owned represents properties acquired through foreclosure and is recorded on an individual-asset basis at the lower of (1) fair value less estimated costs to sell or (2) cost, which represents the loan balance at initial foreclosure. When a property is acquired, the excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. Subsequent write downs to reflect further declines in fair value are included in non-interest expense.

    The following are the changes in other real estate owned during the last two years:



Years Ended December 31,                                                2002                               2001

Beginning balance                                                    $ 1,237,000                        $ 2,564,000
Additions (includes costs capitalized)                                   414,000                            787,000
Sales                                                                 (1,515,000)                        (2,097,000)
Write downs                                                              (10,000)                           (17,000)

      Ending balance                                                 $   126,000                        $ 1,237,000



NON-INTEREST INCOME AND EXPENSE

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income in 2002 increased 11.8% or $332,000 over 2001. The increase is attributable to ATM debit card revenue, income from ATM fees charged to nonbank customers, increases in fees for NSF checks, higher monthly service charges for checking accounts, and income recorded for the increase in cash surrender value of bank-owned life insurance.

    Non-interest expense decreased by $85,000 or 0.8% in 2002. Salary and wage expense combined with employee benefit expense increased 13.3% to $6.1 million in 2002. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefits. Occupancy and equipment expense increased 3.5% to reach $1.7 million in 2002. Net other real estate owned expense (income) decreased $1,022,000 to ($308,000) in 2002 from $714,000 in 2001 primarily due to gains from the sales of Grandview Palace units. Other non-interest expense increased by $168,000 or 6.9% in 2002 to $2.6 million from $2.4 million in 2001.


INCOME TAX EXPENSE

Income tax expense totaled 2,223,000 in 2002 versus $1,322,000 in 2001. The effective tax rate approximated 29.8% in 2002 and 26.7% in 2001. This relatively low tax rate reflects the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

Results of Operations 2001 versus 2000

NET INCOME

Net income for 2001 of $3.6 million increased 28.4% from the 2000 net income of $2.8 million. The higher level of earnings in 2001 reflects the interaction of a number of factors including increases in interest income, decreases in interest expense and several higher non-interest expense categories. The most significant factor which increased 2001 net income was the increase in interest income expense to $20.2 million from $19.4 million in 2000, an increase of $851,000 or 4.4%. An additional factor was the decrease in interest expense to $7.6 million from $8.3 million in 2000, a decrease of $668,000 or 8.1%. The provision for loan losses was $300,000 in both 2001 and 2000. Salary expense increased $183,000 or 5.1% in 2001, primarily due to the addition of new employees and normal salary increases. Occupancy and equipment expenses increased by 154,000 or 10.4% due to increased costs incurred for the full effect of new branches. Net other real estate owned expense increased by $192,000 in 2001, primarily due to selling and maintenance costs associated with disposition of Grandview condominium units.


INTEREST INCOME AND INTEREST EXPENSE

Tax equivalent net interest income of $13.1 million for 2001 represented an increase of 11.9%, compared to $11.7 million for 2000. Total interest income for 2001 was $20.8 million, compared to $20.0 million in 2000. The increase in 2001 is the result of an increase in the average balance of interest earning assets from $246.4 million in 2000 to $264.8 million in 2001, an increase of 7.5%. The increase in earning assets was offset by an overall decrease in average yield on earning assets of 29 basis points in 2001.

    Total interest expense in 2001 decreased $669,000 or 8.1% over 2000. The average balance of interest bearing liabilities increased from $204.3 million in 2000 to $214.5 million in 2001, an increase of 5.0%. During 2001, the average cost of total interest bearing liabilities decreased by 50 basis points, reflecting the lower market interest rates during the year. Net interest margin increased to 4.96% in 2001 compared to 4.76% in 2000.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 in 2001 and 2000. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover loan losses, which are deemed probable and can be estimated. These provisions were based upon a number of factors, including asset classifications, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, economic trends, industry experience and trends, estimated collateral values and underwriting policies. Total non-performing loans decreased from $2.4 million at December 31, 2000 to $1.7 million at December 31, 2001. Net loan charge-offs decreased from $201,000 in 2000 to $121,000 in 2001. At December 31, 2001, the allowance for loan losses equaled $2.6 million representing 1.61% of total gross loans outstanding and 157.7% of total non-performing loans.


NON-INTEREST INCOME AND EXPENSE

Total non-interest income in 2001 increased 19.3% or $467,000 over 2000. The increase is attributable to ATM debit card revenue, income from ATM fees charged to nonbank customers, increases in fees for NSF checks, higher monthly service charges for checking accounts, and income recorded for the increase in cash surrender value of bank-owned life insurance.

    Non-interest expense increased by $684,000 or 7.2% in 2001. Salary and wage expense, combined with employee benefit expense, increased 3.0% to $5.4 million in 2001. Occupancy and equipment expense increased 10.4% to reach $1.6 million in 2001. Net other real estate owned expense increased $192,000 to $714,000 in 2001 from $522,000 in 2000 primarily due to expenses related to Grandview Palace. Other non-interest expense increased by $184,000 or 7.9% in 2001 to $2.5 million from $2.3 million in 2000.


INCOME TAX EXPENSE

Income tax expense totaled $1,322,000 in 2001 versus $822,000 in 2000. The effective tax rate approximated 26.7% in 2001 and 22.6% in 2000. The relatively low tax rate reflects the favorable tax treatment received on municipal security interest and other tax reduction strategies.

Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $29.9 million, which may be used to meet unforeseen liquidity demands. There were overnight borrowings of $6,000,000 at a rate of 1.35% being used at December 31, 2002. Six separate FHLB term advances totaling $30.0 million at December 31, 2002 were being used to fund securities leverage transactions.

    In 2002, cash generated from operating activities amounted to $5.1 million and cash generated from financing activities amounted to $19.8 million. These amounts were offset by a use of cash in investing activities of $22.9 million, resulting in a net increase in cash and cash equivalents of $2.0 million. See the Consolidated Statements of Cash Flows for additional information.


MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31, 2002

DEPOSITS

Due three months or less                         $ 8,466,000
Over three months through six months               5,067,000
Over six months through twelve months              2,171,000
Over twelve months                                 4,380,000

                                                 $20,084,000


    Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.


Capital Adequacy

One of management's primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and shareholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders' equity increased $5.2 million or 19.0% in 2002 following an increase of 8.8% in 2001

    In 2000, the Board of Directors authorized that $1.0 million be made available to purchase shares on the open market. During 2002, no common shares were purchased. During 2001, a total of 25,978 common shares were purchased and retired which reduced stockholders' equity by $554,000. Management believes that the repurchase of Company stock represents a prudent use of excess capital.

    The Company retained $3.9 million from 2002 earnings, while other comprehensive income increased stockholders' equity by $1.3 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

    Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.6% and total risk-based capital was 17.8% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 9.8% is well above the 4.0% minimum regulatory requirement. The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements.



As of December 31,                                                          2002                               2001

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale                  $ 30,544,000                       $ 27,209,000

TIER II CAPITAL
Allowance for loan losses<F1>                                          2,287,000                          2,111,000

Total risk-based capital                                            $ 32,831,000                       $ 29,320,000

Risk-weighted assets<F2>                                            $184,133,000                       $168,320,000

Average assets                                                      $313,022,000                       $286,823,000

RATIOS
Tier I risk-based capital (minimum 4.0%)                                    16.6%                              16.2%
Total risk-based capital (minimum 8.0%)                                     17.8%                              17.4%
Leverage (minimum 4.0%)                                                      9.8%                               9.5%


<F1> The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

<F2> Risk-weighted assets have been reduced for the portion allowance for loan losses excluded from total risk-based capital.




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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of the SFAS No. 145 provisions which were effective May 15, 2002 did not have any effect on the Company's consolidated financial statements. The implementation of the remaining provisions is not expected to have a material impact on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." This statement amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002 and are effective after September 30, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.


Critical Accounting Policies

Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan loss In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and my require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

    There are no new accounting standards that are expected to have a material impact on the Company's consolidated financial statements.

Distribution of Assets, Liabilities & Stockholders' Equity:
Interest Rates & Interest Differential

The following schedule presents the condensed average consolidated balance sheets for 2002, 2001 and 2000. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.


CONSOLIDATED AVERAGE BALANCE SHEET 2002

                                                                           PERCENTAGE
                                                                           OF TOTAL
                                                     AVERAGE               AVERAGE       INTEREST            AVERAGE
                                                     BALANCE               ASSETS        EARNED/PAID         YIELD/RATE

ASSETS
Securities available for sale
  and held to maturity:<F3>
Taxable securities                                   $ 92,083,000           29.42%       $ 5,520,000          5.99%
Tax exempt securities                                  26,241,000            8.38          1,895,000          7.22%

      Total securities                                118,324,000           37.80          7,415,000          6.27%

Short-term investments                                  3,550,000            1.13             78,000          2.20%
Loans (net of unearned discount)
   Real estate mortgages                              117,744,000           37.62          9,619,000          8.17%
   Home equity loans                                   13,973,000            4.46            981,000          7.02%
   Time and demand loans                               13,370,000            4.27            903,000          6.75%
   Installment and other loans                         20,520,000            6.56          2,283,000         11.13%

      Total loans<F1>                                 165,607,000           52.91         13,786,000          8.32%

      Total interest earning assets                   287,481,000           91.84         21,279,000          7.40%

Allowance for loan losses                              (2,666,000)          (0.85)
Unrealized gains and losses on portfolio                1,593,000            0.51
Cash and due from banks (demand)                       10,299,000            3.29
Fixed assets (net)                                      3,106,000            0.99
Bank owned life insurance                               7,666,000            2.45
Other assets                                            5,543,000            1.77

      Total assets                                   $313,022,000          100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                           $ 33,799,000           10.80%           241,000          0.71%
Savings and insured money market deposits              73,379,000           23.44            777,000          1.06
Time deposits                                          92,309,000           29.49          2,960,000          3.21

      Total interest bearing deposits                 199,487,000           63.73          3,978,000          1.99
Federal funds purchased and other short-term debt         927,000            0.30             49,000          5.29
Long-term debt                                         30,000,000            9.58          1,304,000          4.35

      Total interest bearing liabilities              230,414,000           73.61          5,331,000          2.31

Demand deposits                                        48,466,000           15.48
Other liabilities                                       3,871,000            1.24

      Total liabilities                               282,751,000           90.33
Stockholders' liability                                30,271,000            9.67

      Total liabilities and stockholders' equity     $313,022,000          100.00%

Net interest income                                                                      $15,948,000

Net interest spread                                                                                           5.09%

Net interest margin<F2>                                                                                       5.54%


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement.
However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.



Distribution of Assets, Liabilities & Stockholders' Equity:
Interest Rates & Interest Differential


CONSOLIDATED AVERAGE BALANCE SHEET 2001

                                                                        PERCENTAGE
                                                                        OF TOTAL
                                                  AVERAGE               AVERAGE        INTEREST               AVERAGE
                                                  BALANCE               ASSETS         EARNED/PAID            YIELD/RATE

ASSETS
Securities available for sale
  and held to maturity:<F3>
Taxable securities                                $ 81,577,000           28.44%        $ 5,204,000            6.38%
Tax exempt securities                               20,099,000            7.01           1,542,000            7.67

      Total securities                             101,676,000           35.45           6,746,000            6.63

Short-term investments                               5,913,000            2.06             258,000            4.36
Loans (net of unearned discount)
   Real estate mortgages                           108,839,000           37.95           9,246,000            8.50
   Home equity loans                                11,807,000            4.12             987,000            8.36
   Time and demand loans                            10,935,000            3.81             976,000            8.93
   Installment and other loans                      25,584,000            8.92           2,541,000            9.93

      Total loans<F1>                              157,165,000           54.80          13,750,000            8.75

      Total interest earning assets                264,754,000           92.31          20,754,000            7.84%

Allowance for loan losses                           (2,553,000)          (0.89)
Unrealized gains and losses on portfolio               619,000            0.22
Cash and due from banks (demand)                     8,787,000            3.06
Fixed assets (net)                                   2,645,000            0.92
Bank owned life insurance                            7,112,000            2.48
Other assets                                         5,459,000            1.90

      Total assets                                $286,823,000          100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                        $ 29,668,000           10.34%            416,000            1.40%
Savings and insured money market deposits           63,864,000           22.27           1,289,000            2.02
Time deposits                                       99,384,000           34.65           4,833,000            4.86

      Total interest bearing deposits              192,916,000           67.26           6,538,000            3.39

Federal funds purchased and other short-term debt      409,000            0.14              21,000            5.13
Long-term debt                                      21,156,000            7.38           1,068,000            5.05

      Total interest bearing liabilities           214,481,000           74.78           7,627,000            3.56

Demand deposits                                     41,515,000           14.47
Other liabilities                                    2,688,000            0.94

      Total liabilities                            258,684,000           90.19
Stockholders' liability                             28,139,000            9.81

      Total liabilities and stockholders' equity  $286,823,000          100.00%

Net interest income                                                                    $13,127,000

Net interest spread                                                                                           4.28%

Net interest margin<F2>                                                                                       4.96%


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement.
However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.



Distribution of Assets, Liabilities & Stockholders' Equity:
Interest Rates & Interest Differential


CONSOLIDATED AVERAGE BALANCE SHEET 2000


                                                                        PERCENTAGE
                                                                        OF TOTAL
                                                  AVERAGE               AVERAGE        INTEREST               AVERAGE
                                                  BALANCE               ASSETS         EARNED/PAID            YIELD/RATE

ASSETS
Securities available for sale
  and held to maturity:<F3>
Taxable securities                                $ 76,168,000           28.32%        $ 5,013,000             6.58%
Tax exempt securities                               24,305,000            9.04           1,901,000             7.82

      Total securities                             100,473,000           37.36           6,914,000             6.88

Short-term investments                               1,963,000            0.73             133,000             6.78
Loans (net of unearned discount)
   Real estate mortgages                           100,217,000           37.26           8,517,000             8.50
   Home equity loans                                11,247,000            4.18           1,015,000             9.02
   Time and demand loans                            10,366,000            3.85           1,037,000            10.00
   Installment and other loans                      22,124,000            8.23           2,410,000            10.89

      Total loans<F1>                              143,954,000           53.52          12,979,000             9.02

      Total interest earning assets                246,390,000           91.61          20,026,000             8.13%

Allowance for loan losses                           (2,405,000)          (0.89)
Unrealized gains and losses on portfolio            (3,671,000)          (1.36)
Cash and due from banks (demand)                     8,403,000            3.12
Fixed assets (net)                                   2,888,000            1.07
Bank owned life insurance                            6,684,000            2.48
Other assets                                        10,678,000            3.97

      Total assets                                $268,967,000          100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                        $ 30,276,000           11.26%            674,000             2.23%
Savings and insured money market deposits           63,551,000           23.63           1,889,000             2.97
Time deposits                                       88,224,000           32.80           4,578,000             5.19

      Total interest bearing deposits              182,051,000           67.69           7,141,000             3.92

Federal funds purchased and other short-term debt    2,221,000            0.83             138,000             6.21
Long-term debt                                      20,000,000            7.43           1,016,000             5.08

      Total interest bearing liabilities           204,272,000           75.95           8,295,000             4.06

Demand deposits                                     36,620,000           13.61
Other liabilities                                    3,814,000            1.42

      Total liabilities                            244,706,000           90.98
Stockholders' liability                             24,261,000            9.02

      Total liabilities and stockholders' equity  $268,967,000          100.00%

Net interest income                                                                    $11,731,000

Net interest spread                                                                                            4.07%

Net interest margin<F2>                                                                                        4.76%


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement.
However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.



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



Securities Available For Sale and Investment Securities Analysis<F1>

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY


December 31, 2002             UNDER 1 YEAR           1-5 YEARS             5-10 YEARS         AFTER 10 YEARS

                           BALANCE      RATE    BALANCE        RATE    BALANCE       RATE    BALANCE      RATE    TOTAL

U.S. Government Agency     $31,383,000  6.36%   $   8,144,000  5.64%   $        --     --%   $ 2,000,000  6.51%   $ 41,527,000
Municipal securities --
  tax exempt<F2>             3,701,000  4.84       10,441,000  4.90     21,666,000   4.23      1,740,000  4.37      37,548,000
Mortgage backed securities
  and collateralized
  mortgage obligations
  other than U.S.
  Government Agencies       16,212,000  5.42        7,899,000  5.94      1,426,000   5.46     12,815,000  6.02      38,352,000
Other securities                    --    --        1,012,000  5.52             --     --             --    --       1,012,000

                           $51,296,000  5.95%     $27,496,000  5.44%   $23,092,000   4.31%   $16,555,000  5.44%   $118,439,000


<F1> The analysis shown above combines the Company's Securities Available for
Sale portfolio and the Investment Securities portfolio, excluding equity securities. All securities are included above at their amortized cost.

<F2> Yields on tax exempt securities have not been stated on a tax equivalent basis.



    The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2002 as compared to 2001, and 2001 as compared to 2000.

    The changes in interest income and expense attributable to both rate and volume have been allocated to rate on a consistent basis.


VOLUME AND RATE ANALYSIS

                                            2002 COMPARED TO 2001                       2001 COMPARED TO 2000
                                             INCREASE (DECREASE)                         INCREASE (DECREASE)
                                              DUE TO CHANGE IN                            DUE TO CHANGE IN

                                     VOLUME           RATE          TOTAL        VOLUME           RATE         TOTAL

INTEREST INCOME
Investment securities and
  securities available for sale  $1,104,000    $  (435,000)   $   669,000    $   82,000    $  (250,000)   $  (168,000)
Federal funds sold                 (103,000)       (77,000)      (180,000)      271,000       (146,000)       125,000
Loans                               743,000       (707,000)        36,000     1,156,000       (385,000)       771,000

      Total interest income       1,744,000     (1,219,000)       525,000     1,509,000       (781,000)       728,000

INTEREST EXPENSE
NOW and
  Super NOW deposits                 58,000       (233,000)      (175,000)      (14,000)      (244,000)      (258,000)
Savings and insured
  money market deposits             192,000       (704,000)      (512,000)        9,000       (609,000)      (600,000)
Time deposits                      (344,000)    (1,529,000)    (1,873,000)      579,000       (325,000)       254,000
Federal funds purchased
  and other short-term debt          27,000          1,000         28,000      (113,000)        (4,000)      (117,000)
Long-term debt                      447,000       (211,000)       236,000        59,000         (7,000)        52,000

      Total interest expense        380,000     (2,676,000)    (2,296,000)      520,000    $(1,189,000)      (669,000)

      Net interest income        $1,364,000    $ 1,457,000    $ 2,821,000    $  989,000    $   408,000     $1,397,000


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective of interest rate risk management to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate is changes between assets and liabilities. Perfectly matching the repricing of assets and liabilities can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap," is illustrated in the table below as of December 31, 2002. This table measures the incremental and cumulative gap, or difference between assets and liabilities subject to repricing during the periods indicated. The dollar amounts presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive liabilities are generally subject to repricing sooner than rate sensitive assets. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action. The following is one of several different analysis tools management utilizes in managing interest rate risk.



                                           0 TO 3         3 TO 12          1 TO 5          OVER 5
MATURITY                                   MONTHS         MONTHS           YEARS           YEARS           TOTAL

Loans, net<F1>                             $39,675,000    $ 68,463,000     $60,067,000     $    704,000    $168,909,000
Taxable securities<F2>                      13,338,000      34,257,000      17,055,000       17,116,000      81,766,000
Non taxable securities<F2>                     516,000       3,185,000      10,441,000       23,406,000      37,548,000

      Total interest earning assets        $53,529,000    $105,905,000     $87,563,000     $ 41,226,000    $288,223,000


NOW and Super NOW accounts                 $   356,000    $  3,920,000     $15,678,000     $ 15,676,000    $ 35,630,000
Savings and insured
  money market deposits<F1><F3>              1,179,000      12,970,000      34,995,000       29,950,000      79,094,000
Time deposits<F3>                            8,676,000      53,289,000      26,419,000            9,000      88,393,000
Long term debt<F1>                                  --       8,000,000       7,000,000       15,000,000      30,000,000
Short term debt<F1>                          6,433,000              --              --               --       6,433,000

      Total interest bearing liabilities   $16,644,000    $ 78,179,000     $84,092,000     $ 60,635,000    $239,550,000

Gap                                        $36,885,000    $ 27,726,000     $ 3,471,000     $(19,409,000)   $ 48,673,000
Cumulative gap                              36,885,000      64,611,000      68,082,000       48,673,000
Cumulative gap as a percentage
  of total interest earning assets               12.80%          22.42%          23.62%           16.89%


<F1> Based on contractual maturity or period to in repricing

<F2> Based on anticipated maturity. Includes Securities Available for Sale and
Securities Held to Maturity, at their amortized cost.

<F3> Fixed rate deposits and deposits with fixed pricing intervals are included in the period of contractual maturity. Deposits withdrawable on demand or within short notice periods (such as NOW and savings accounts) are shown in repricing periods based on management's estimate of the interest rate sensitivity of these accounts, based in part on the Company's favorable historical experience of a substantial portion of these balances during periods of changing interest rates.




Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are found on pages F-1 to F-23 of this report.


Item 9. Changes In and Disagreements With Accountants
        On Accounting and Financial Disclosure

NONE

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

See "Nomination of Directors and Election of Directors" on page 4 of the proxy statement, which are incorporated herein by reference.


Item 11. Executive Compensation

See "Executive Compensation" on page 12 of the proxy statement, which is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

See "Security Ownership of Certain Beneficial Owners and of Management" on page 10 of the proxy statement, which is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

See "Director and Executive Officer Information" on pages 4-5, "Transactions with Management" on page 16 and "Remuneration of Management and Others" on pages 7, 12-14 and 17 of the proxy statement, which are incorporated herein by reference.


Item 14. Controls and Procedures

    (a) The Company's management, including the Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

(b) There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Principal Executive Officer and Principal Financial Officer.

                                   PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1. Consolidated financial statements and schedules of the Company and Bank.
            The following consolidated financial statements herein:
                    Consolidated Balance Sheets -- December 31, 2002 and 2001 Consolidated Statements of Income
                    Years Ended December 31, 2002, 2001 and 2000
                    Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2002, 2001 and 2000
                    Consolidated Statements of Cash Flows
                    Years Ended December 31, 2002, 2001 and 2000
                    Notes to Consolidated Financial Statements
                    Independent Auditors' Report

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

            3.2     The Bylaws of the Company
                    (Incorporated by Reference to Exhibit 3.5 and 3.6 to Form 8 Registration Statement, effective June 29, 1991)

            4.1 Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

            21.1    Subsidiaries of the Company

            99.1 Additional Exhibit -- 906 certification of Principal Executive Officer

            99.2 Additional Exhibit -- 906 certification of Principal Financial Officer

    (b)     Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

    (c) Exhibits to this Form 10-K are attached or incorporated herein by reference.

    (d)     Not applicable

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2003                  By: /s/ Raymond Walter
                                           Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                Title                                 Date

/s/ Arthur E. Keesler     President--Director                   March 12, 2003
Arthur E. Keesler

/s/ John M. Riley         Principal Accounting Officer          March 12, 2003
John M. Riley             and Principal Financial Officer

/s/ John K. Gempler       Secretary--Director                   March 12, 2003
John K. Gempler

/s/ Edward T. Sykes       Director                              March 12, 2003
Edward T. Sykes

/s/ Raymond Walter        Principal Executive Officer           March 12, 2003
Raymond Walter            Vice President--Director

/s/ Earle A. Wilde        Director                              March 12, 2003
Earle A. Wilde

/s/ James F. Roche        Director                              March 12, 2003
James F. Roche

/s/ John W. Galligan      Director                              March 12, 2003
John W. Galligan

/s/ Kenneth C. Klein      Director                              March 12, 2003
Kenneth C. Klein

/s/ Gibson E. McKean      Director                              March 12, 2003
Gibson E. McKean

/s/ Solomon Katzoff       Director                              March 12, 2003
Solomon Katzoff

/s/ Douglas A. Heinle     Director                              March 12, 2003
Douglas A. Heinle

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

    I, Raymond Walter, certify that:

    1. I have reviewed this annual report on Form 10-K of Jeffersonville
Bancorp;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Raymond Walter
                                          Raymond Walter
                                          Vice President
                                          (Principal Executive Officer)

                                          March 12, 2003

                                Certification
                     Pursuant To 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

    I, John M. Riley, certify that:

    1. I have reviewed this annual report on Form 10-K of Jeffersonville
Bancorp;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ John M. Riley
                                              John M. Riley
                                              Treasurer
                                              (Principal Financial Officer)

                                              March 12, 2003

Management's Statement of Responsibility

The consolidated financial statements and related information in the 2002 Annual Report were prepared by management in conformity with generally accepted accounting principles. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains internal controls and accounting policies and procedures designed to provide reasonable assurance of the accountability and safeguarding of the Company's assets and of the accuracy of reported financial information. These controls and procedures include management evaluations of asset quality and the impact of economic events; organizational arrangements that provide an appropriate division of responsibility; and a program of internal audits to evaluate independently the effectiveness of internal controls and the extent of ongoing compliance with the Company's adopted policies and procedures.

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

/s/ Arthur E. Keesler
Arthur E. Keesler
President
Jeffersonville Bancorp

/s/ Raymond Walter
Raymond Walter
Vice President
Jeffersonville Bancorp

/s/ John M. Riley
John M. Riley
Treasurer
Jeffersonville Bancorp

Independent Auditors' Report

(LOGO)

The Board of Directors and Stockholders
Jeffersonville Bancorp:

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York
February 21, 2003


Consolidated Balance Sheets


December 31,                                                                           2002                 2001

ASSETS
Cash and due from banks (note 2)                                                  $ 12,874,000         $ 10,844,000
Securities available for sale, at fair value (notes 3 and 8)                       117,942,000          104,104,000
Securities held to maturity (estimated fair value of $4,789,000
  at December 31, 2002 and $5,920,000 at December 31, 2001) (note 4)                 4,673,000            5,786,000
Loans, net of allowance for loan losses of $3,068,000 at December 31, 2002
  and $2,614,000 at December 31, 2001 (notes 5, 8, and 9)                          168,909,000          160,097,000
Accrued interest receivable                                                          1,933,000            2,033,000
Premises and equipment, net (note 6)                                                 3,230,000            2,765,000
Federal Home Loan Bank stock (notes 8 and 9)                                         1,900,000            1,650,000
Other real estate owned                                                                126,000            1,237,000
Cash surrender value of bank-owned life insurance                                   11,734,000            7,355,000
Other assets                                                                         1,704,000            2,239,000

         Total assets                                                             $325,025,000         $298,110,000


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand deposits                                                             $ 49,675,000         $ 45,658,000
      NOW and Super NOW accounts                                                    35,630,000           30,673,000
      Savings and money market deposits                                             79,094,000           66,022,000
      Time deposits (note 7)                                                        88,393,000           95,676,000

         Total deposits                                                            252,792,000          238,029,000

   Federal Home Loan Bank borrowings (note 8)                                       30,000,000           30,000,000
   Short-term borrowings (note 9)                                                    6,433,000               38,000
   Accrued expenses and other liabilities                                            3,303,000            2,730,000

         Total liabilities                                                         292,528,000          270,797,000

Commitments and contingent liabilities (note 17)

Stockholders' equity (notes 12, 13, and 14):
   Series A preferred stock, no par value; 2,000,000 shares
     authorized; none issued                                                                --                   --
   Common stock, $0.50 par value; 2,250,000 shares authorized;
     1,589,262 shares issued at December 31, 2002 and 2001                             795,000              795,000
   Paid-in capital                                                                   8,072,000            8,072,000
   Treasury stock, at cost; 111,155 shares
     at December 31, 2002 and 2001                                                  (1,108,000)          (1,108,000)
   Retained earnings                                                                23,664,000           19,753,000
   Accumulated other comprehensive income (loss), net of taxes
     of $951,000 in 2002 and ($137,000) in 2001                                      1,074,000             (199,000)

         Total stockholders' equity                                                 32,497,000           27,313,000

         Total liabilities and stockholders' equity                               $325,025,000         $298,110,000


See accompanying notes to consolidated financial statements.


Consolidated Statements of Income


Years Ended December 31,                                                 2002             2001              2000

INTEREST INCOME
Loan interest and fees                                               $13,786,000      $13,750,000       $12,979,000
Securities:
   Taxable                                                             5,520,000        5,204,000         5,013,000
   Nontaxable                                                          1,251,000        1,018,000         1,254,000
Federal funds sold                                                        78,000          258,000           133,000

      Total interest income                                           20,635,000       20,230,000        19,379,000


INTEREST EXPENSE
Deposits                                                               3,978,000        6,511,000         7,141,000
Federal Home Loan Bank borrowings                                      1,304,000        1,068,000         1,016,000
Other                                                                     49,000           48,000           138,000

      Total interest expense                                           5,331,000        7,627,000         8,295,000

      Net interest income                                             15,304,000       12,603,000        11,084,000
Provision for loan losses (note 5)                                       900,000          300,000           300,000

      Net interest income after provision for loan losses             14,404,000       12,303,000        10,784,000

NON-INTEREST INCOME
Service charges                                                        1,777,000        1,553,000         1,294,000
Earnings from cash surrender value
  of bank-owned life insurance                                           379,000          364,000           303,000
Net security (losses) gains (note 3)                                      (1,000)           7,000             5,000
Other non-interest income                                                993,000          892,000           746,000

      Total non-interest income                                        3,148,000        2,816,000         2,348,000

NON-INTEREST EXPENSES
Salaries and wages                                                     4,113,000        3,770,000         3,587,000
Employee benefits (note 16)                                            1,971,000        1,602,000         1,631,000
Occupancy and equipment expenses                                       1,697,000        1,640,000         1,486,000
Other real estate owned (income) expenses, net                          (308,000)         714,000           522,000
Other non-interest expenses (note 11)                                  2,614,000        2,446,000         2,261,000

      Total non-interest expenses                                     10,087,000       10,172,000         9,487,000

Income before income tax expense                                       7,465,000        4,947,000         3,645,000
Income tax expense (note 10)                                           2,223,000        1,322,000           822,000

Net income                                                           $ 5,242,000      $ 3,625,000       $ 2,823,000

Basic earnings per common share                                      $      3.55      $      2.43       $      1.86


See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes
in Stockholders' Equity


                                                                                            ACCUMULATED
                                                                                            OTHER            TOTAL
Years ended December 31,          COMMON     PAID-IN      TREASURY        RETAINED          COMPREHENSIVE    STOCKHOLDERS'
2002, 2001 and 2000               STOCK      CAPITAL      STOCK           EARNINGS          INCOME (LOSS)    EQUITY

BALANCE AT
  DECEMBER 31, 1999               $798,000   $8,232,000   $  (206,000)    $15,500,000       $(2,323,000)     $22,001,000
Net income                              --           --            --       2,823,000                --        2,823,000
Other comprehensive income              --           --            --              --         1,889,000        1,889,000

Comprehensive income                                                                                           4,712,000
Cash dividends
  ($0.72 per share)                     --           --            --      (1,093,000)               --       (1,093,000)
Purchases and retirements
  of common stock                   (3,000)    (160,000)           --              --                --         (163,000)
Treasury stock purchased                --           --      (348,000)             --                --         (348,000)

BALANCE AT
  DECEMBER 31, 2000                795,000    8,072,000      (554,000)     17,230,000          (434,000)      25,109,000
Net income                              --           --            --       3,625,000                --        3,625,000
Other comprehensive income              --           --            --              --           235,000          235,000

Comprehensive income                                                                                           3,860,000
Cash dividends
  ($0.74 per share)                     --           --            --      (1,102,000)               --       (1,102,000)
Treasury stock purchased                --           --      (554,000)             --                --         (554,000)

BALANCE AT
  DECEMBER 31, 2001                795,000    8,072,000    (1,108,000)     19,753,000          (199,000)      27,313,000
Net income                              --           --            --       5,242,000                --        5,242,000
Other comprehensive income              --           --            --              --         1,273,000        1,273,000

Comprehensive income                                                                                           6,515,000
Cash dividends
  ($0.90 per share)                     --           --            --      (1,331,000)               --       (1,331,000)

BALANCE AT
  DECEMBER 31, 2002               $795,000   $8,072,000   $(1,108,000)    $23,664,000       $ 1,074,000      $32,497,000


See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows


Years Ended December 31,                                                 2002             2001              2000

OPERATING ACTIVITIES
Net income                                                          $  5,242,000     $  3,625,000      $  2,823,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                             900,000          300,000           300,000
   Write down of other real estate owned                                  10,000           17,000            80,000
   Gain on sales of other real estate owned                             (791,000)         (67,000)          (99,000)
   Depreciation and amortization                                         781,000          588,000           658,000
   Net earnings from cash surrender value
     of bank-owned life insurance                                       (379,000)        (364,000)         (303,000)
   Deferred income tax benefit                                          (184,000)        (651,000)         (175,000)
   Net security losses (gains)                                             1,000           (7,000)           (5,000)
   Decrease (increase) in accrued interest receivable                    100,000          (67,000)         (271,000)
   (Increase) decrease in other assets                                (1,133,000)         470,000          (592,000)
   Increase in accrued expenses and other liabilities                    573,000          385,000           715,000

      Net cash provided by operating activities                        5,120,000        4,229,000         3,131,000

INVESTING ACTIVITIES
Proceeds from maturities and calls:
   Securities available for sale                                      64,694,000       57,386,000         8,293,000
   Securities held to maturity                                         3,359,000        2,429,000         2,575,000
Proceeds from sales of securities available for sale                  10,336,000       13,086,000         1,755,000
Purchases:
   Securities available for sale                                     (85,744,000)     (79,443,000)      (12,220,000)
   Securities held to maturity                                        (2,246,000)      (2,807,000)       (3,253,000)
Disbursements for loan originations,
  net of principal collections                                        (9,889,000)     (15,560,000)       (9,872,000)
Purchase of Federal Home Loan Bank stock                                (250,000)         (22,000)               --
Purchase of bank-owned life insurance                                 (4,000,000)         (73,000)         (350,000)
Net purchases of premises and equipment                               (1,246,000)        (705,000)         (322,000)
Capital improvements made on other real estate                          (237,000)        (603,000)         (153,000)
Proceeds from sales of other real estate owned                         2,306,000        2,164,000           777,000

      Net cash used in investing activities                          (22,917,000)     (24,148,000)      (12,770,000)

FINANCING ACTIVITIES
Net increase in deposits                                              14,763,000       14,751,000        21,675,000
Proceeds from Federal Home Loan Bank borrowings                        5,000,000       15,000,000         5,000,000
Repayments of Federal Home Loan Bank borrowings                       (5,000,000)      (5,000,000)       (5,000,000)
Net increase (decrease) in short-term borrowings                       6,395,000       (2,694,000)       (9,174,000)
Cash dividends paid                                                   (1,331,000)      (1,102,000)       (1,093,000)
Purchases and retirements of common stock                                     --               --          (163,000)
Purchases of treasury stock                                                   --         (554,000)         (348,000)

      Net cash provided by financing activities                       19,827,000       20,401,000        10,897,000

Net increase in cash and cash equivalents                              2,030,000          482,000         1,258,000
Cash and cash equivalents at beginning of year                        10,844,000       10,362,000         9,104,000

Cash and cash equivalents at end of year                            $ 12,874,000     $ 10,844,000      $ 10,362,000

SUPPLEMENTAL INFORMATION
Cash paid for:
   Interest                                                         $  5,490,000     $  7,832,000      $  8,223,000
   Income taxes                                                        3,251,000        1,580,000           880,000
Transfers of loans to other real estate owned                            177,000          184,000         2,476,000


See accompanying notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements of Jeffersonville Bancorp (the Parent Company) include its wholly owned subsidiary, The First National Bank of Jeffersonville (the Bank). Collectively, these entities are referred to herein as the "Company." All significant intercompany transactions have been eliminated in consolidation.

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

    The consolidated financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses and the valuation of other real estate owned, which are described below. Actual results could differ from these estimates.

    For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold, if any, to be cash equivalents.

    Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation.


SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders' equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2002 and 2001, the Company had no trading securities.

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


LOANS

Loans are stated at unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on certain installment loans are accreted into income using a method which approximates the level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest is in doubt, the loan is classified as nonaccrual. Generally, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

    The Company identifies impaired loans and measures loan impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect

                  Notes to Consolidated Financial Statements

all principal and interest contractually due. SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company's ongoing loan review procedure, principally commercial mortgage loans and commercial loans. Smaller balance, homogeneous loans which are collectively evaluated, such as consumer and smaller balance residential mortgage loans are specifically excluded from the classification of impaired loans. Creditors are permitted to measure impaired loans based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan's recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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


FEDERAL HOME LOAN BANK STOCK

As a member institution of the Federal Home Loan Bank (FHLB), the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a nonmarketable equity security and, accordingly, is carried at cost.


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


BANK-OWNED LIFE INSURANCE

The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies' cash surrender value. Increases in the cash surrender value of bank-owned life insurance, net of premiums paid, are included in non-interest income.


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


EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding for the

                 Notes to Consolidated Financial Statements

period. Entities with complex capital structures must also present diluted EPS which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS.

    Basic earnings per common share was computed based on average outstanding common shares of 1,478,000 in 2002, 1,491,000 in 2001, and 1,517,000 in 2000.
Income available to common stockholders equaled net income for each of these years.


RECENT ACCOUNTING
PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that all business combinations be accounted for under the purchase accounting method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase accounting method be used for business combinations initiated after June 30, 2001. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted this statement effective January 1, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect the adoption of this pronouncement to have a material effect on its consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement also supersedes the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This statement amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this statement are to be applied retroactively to January 1, 2002 and are effective after September 30, 2002. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

                  Notes to Consolidated Financial Statements


2. Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was approximately $5,126,000 at December 31, 2002 and $4,023,000 at December 31, 2001.


3. Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale are as follows:


                                                                           GROSS               GROSS      ESTIMATED
                                                     AMORTIZED        UNREALIZED          UNREALIZED           FAIR
                                                          COST             GAINS              LOSSES          VALUE

DECEMBER 31, 2002
U.S. Government agency securities                 $ 41,527,000        $1,038,000          $    --      $ 42,565,000
Obligations of states and political subdivisions    32,875,000         1,151,000          (39,000)       33,987,000
Mortgage-backed securities and
  collateralized mortgage obligations               38,352,000         1,106,000          (24,000)       39,434,000
Corporate debt securities                            1,012,000            60,000               --         1,072,000

   Total debt securities                           113,766,000         3,355,000          (63,000)      117,058,000
Equity securities                                      875,000            11,000           (2,000)          884,000

      Total securities available for sale         $114,641,000        $3,366,000         $(65,000)     $117,942,000




                                                                           GROSS            GROSS         ESTIMATED
                                                     AMORTIZED        UNREALIZED       UNREALIZED              FAIR
                                                          COST             GAINS           LOSSES             VALUE

DECEMBER 31, 2001
U.S. Government agency securities                 $ 47,714,000        $  336,000      $  (516,000)     $ 47,534,000
Obligations of states and political subdivisions    13,464,000           457,000          (29,000)       13,892,000
Mortgage-backed securities and
  collateralized mortgage obligations               40,781,000           332,000         (392,000)       40,721,000
Corporate debt securities                              695,000            32,000               --           727,000

      Total debt securities                        102,654,000         1,157,000         (937,000)      102,874,000
Equity securities                                    1,274,000            20,000          (64,000)        1,230,000

      Total securities available for sale         $103,928,000        $1,177,000      $(1,001,000)     $104,104,000



    Proceeds from sales of securities available for sale during 2002, 2001, and 2000 were $10,336,000, $13,086,000, and $1,755,000, respectively. Gross gains and gross losses realized on sales and calls of securities were as follows:

                                        2002           2001              2000

Gross realized gains                $ 15,000       $ 39,000          $ 16,000
Gross realized losses                (16,000)       (32,000)          (11,000)

      Net security (losses) gains   $ (1,000)      $  7,000          $  5,000

                  Notes to Consolidated Financial Statements

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2002, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

                           AMORTIZED                ESTIMATED
                                COST               FAIR VALUE

Within one year         $ 50,038,000             $ 51,068,000
One to five years         24,375,000               25,576,000
Five to ten years         22,798,000               23,325,000
Over ten years            16,555,000               17,089,000

      Total             $113,766,000             $117,058,000


    Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities.

    Securities available for sale with an estimated fair value of $39,696,000 at December 31, 2002 were pledged to secure public funds on deposit and for other purposes.


4. Securities Held to Maturity

The amortized cost and estimated fair value of securities held to maturity are as follows:



                                                                           GROSS            GROSS         ESTIMATED
                                                     AMORTIZED        UNREALIZED       UNREALIZED              FAIR
                                                          COST             GAINS           LOSSES             VALUE

DECEMBER 31, 2002
Obligations of states and political subdivisions    $4,673,000          $193,000         $(77,000)       $4,789,000

DECEMBER 31, 2001
Obligations of states and political subdivisions    $5,786,000          $134,000         $     --        $5,920,000



    The amortized cost and estimated fair value of these securities at December 31, 2002, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

                                 AMORTIZED              ESTIMATED
                                      COST             FAIR VALUE

Within one year                 $1,258,000             $1,296,000
One to five years                3,121,000              3,175,000
Five to ten years                  294,000                318,000

      Total                     $4,673,000             $4,789,000


    There were no sales of securities held to maturity in 2002, 2001, or 2000.

                  Notes to Consolidated Financial Statements


5. Loans

The major classifications of loans are as follows at December 31:

                                           2002                   2001

REAL ESTATE LOANS
Residential                        $ 72,559,000           $ 67,246,000
Commercial                           44,807,000             39,940,000
Home equity                          14,825,000             12,756,000
Farm land                             1,828,000              2,009,000
Construction                          3,414,000              5,570,000

                                    137,433,000            127,521,000

OTHER LOANS
Commercial loans                     17,445,000             18,111,000
Consumer installment loans           17,314,000             19,222,000
Other consumer loans                  1,537,000              1,504,000
Agricultural loans                      375,000                667,000

                                     36,671,000             39,504,000

      Total loans                   174,104,000            167,025,000
Unearned discounts                   (2,127,000)            (4,314,000)
Allowance for loan losses            (3,068,000)            (2,614,000)

Total loans, net                   $168,909,000           $160,097,000


    The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

    Nonperforming loans are summarized as follows at December 31:



                                                                          2002             2001              2000

Nonaccrual loans                                                      $3,162,000       $  849,000        $  775,000
Loans past due 90 days or more and still accruing interest                57,000          809,000         1,664,000

      Total nonperforming loans                                       $3,219,000       $1,658,000        $2,439,000

Nonperforming loans as a percentage of total loans                           1.9%             1.0%              1.7%



    Nonaccrual loans had the following effect on interest income for the years ended December 31:



                                                                          2002             2001              2000

Interest contractually due at original rates                           $ 278,000         $ 75,000           $72,000
Interest income recognized                                              (140,000)         (37,000)           (9,000)

      Interest income not recognized                                   $ 138,000         $ 38,000           $63,000


                  Notes to Consolidated Financial Statements

    Changes in the allowance for loan losses are summarized as follows for the years ended December 31:



                                                                         2002             2001              2000

Balance at beginning of the year                                      $2,614,000       $2,435,000        $2,336,000
Provision for loan losses                                                900,000          300,000           300,000
Loans charged-off                                                       (662,000)        (319,000)         (346,000)
Recoveries                                                               216,000          198,000           145,000

      Balance at end of year                                          $3,068,000       $2,614,000        $2,435,000


    As of December 31, 2002 and 2001, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $1,255,000 and $708,000, respectively. Included in the impaired loan balance at December 31, 2002 was approximately $211,000 of impaired loans for which the related allowance for loan losses was approximately $31,000. In addition, included in total impaired loans at December 31, 2002 was approximately $1,044,000 of impaired loans that, primarily due to prior charge-offs and the adequacy of collateral values, did not require an allowance for loan losses in accordance with SFAS No. 114. There was no allowance for loan impairment under SFAS No. 114 at December 31, 2001, primarily due to prior charge-offs and the adequacy of collateral values on these loans. During 2002, 2001, and 2000, the average recorded investment in impaired loans was $1,050,000, $735,000, and $684,000, respectively. Interest income on impaired loans recognized on the cash basis during the period of impairment was not significant in any year.


6. Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

                                                       2002            2001


Land                                              $   387,000     $   377,000
Buildings                                           2,757,000       2,228,000
Furniture and fixtures                                473,000         455,000
Equipment                                           4,510,000       4,172,000
Building and leasehold improvements                 1,000,000         756,000
Construction in progress                               75,000         282,000

                                                    9,202,000       8,270,000
Less accumulated depreciation and amortization     (5,972,000)     (5,505,000)

      Total premises and equipment, net           $ 3,230,000     $ 2,765,000


    Depreciation and amortization expense was $781,000, $588,000, and $658,000 in 2002, 2001, and 2000, respectively.


7. Time Deposits

The following is a summary of time deposits at December 31, 2002 by remaining period to contractual maturity:

Within one year                             $61,965,000
One to two years                             14,050,000
Two to three years                            7,183,000
Three to four years                           2,225,000
Four to five years                            2,961,000
Over five years                                   9,000

      Total time deposits                   $88,393,000


    Time deposits of $100,000 or more totaled $20,084,000 at December 31, 2002 and $22,041,000 at December 31, 2001. Interest expense related to time deposits over $100,000 was $587,000, $1,089,000, and $923,000 for 2002, 2001,
and 2000, respectively.

                  Notes to Consolidated Financial Statements


8. Federal Home Loan Bank Borrowings

The following is a summary of FHLB advances outstanding at December 31:



                                                                   2002                               2001

                                                          AMOUNT               RATE          AMOUNT                RATE

Variable rate advances maturing within one year        $ 5,000,000             1.35%      $ 5,000,000             2.59%
Fixed rate advances maturing in 2003                     3,000,000             3.75%        3,000,000             3.75%
Fixed rate advances maturing in 2004                     3,500,000             4.40%        3,500,000             4.40%
Fixed rate advances maturing in 2005                     3,500,000             4.86%        3,500,000             4.86%
Fixed rate advances maturing in 2008                    10,000,000             5.02%       10,000,000             5.02%
Fixed rate advances maturing in 2009                     5,000,000             5.45%        5,000,000             5.45%

      Total FHLB advances                              $30,000,000             4.26%      $30,000,000             4.47%



    Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally securities and residential mortgage loans) not otherwise pledged. The Bank satisfied this collateral requirement at December 31, 2002 and 2001.


9. Short-Term Borrowings

Short-term borrowings at December 31, 2002 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $29.9 million and $28.0 million as of December 31, 2002 and 2001, respectively. Borrowings under the overnight program at December 31, 2002, were $6.0 million at a rate of 1.35%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2002, the maximum month-end balance was $6.0 million, the average balance was $0.7 million, and the average interest rate was 1.56%. During 2001, the maximum month-end balance was $1.5 million, the average balance was $0.1 million, and the average interest rate was 3.70%. Short-term borrowings at December 31, 2002 and 2001 also included $433,000 and $38,000, respectively of treasury, tax and loan notes.


10. Income Taxes

The components of income tax expense are as follows for the years ended December 31:



                                                                            2002             2001              2000
CURRENT TAX EXPENSES
Federal                                                               $2,068,000       $1,761,000         $ 891,000
State                                                                    339,000          212,000           106,000
Deferred tax benefit                                                    (184,000)        (651,000)         (175,000)

      Total income tax expense                                        $2,223,000       $1,322,000         $ 822,000



    Not included in the above table is net deferred income tax expense of $879,000, $162,000, and $1,304,000 in 2002, 2001, and 2000, respectively, associated with the unrealized gain or loss on securities available for sale and the recognition of a minimum pension liability, which are recorded directly in stockholders' equity as components of accumulated other comprehensive income.

                  Notes to Consolidated Financial Statements

    The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:



                                                                         2002             2001              2000

Tax at statutory rate                                                 $2,538,000       $1,682,000        $1,239,000
State taxes, net of Federal tax benefit                                  201,000           69,000            33,000
Tax-exempt interest                                                     (418,000)        (346,000)         (426,000)
Interest expense allocated to tax-exempt securities                       30,000           37,000            53,000
Net earnings from cash surrender value
  of bank-owned life insurance                                          (129,000)        (124,000)         (103,000)
Other adjustments                                                          1,000            4,000            26,000

      Income tax expense                                              $2,223,000       $1,322,000        $  822,000



    The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31 are presented below:


                                                                         2002                               2001

DEFERRED TAX ASSETS
Allowance for loan losses in excess of tax bad debt reserve           $1,023,000                         $  856,000
Interest on nonaccrual loans                                               7,000                             14,000
Postretirement benefits                                                  668,000                            515,000
Deferred compensation                                                     84,000                             78,000
Depreciation                                                             252,000                            233,000
Other real estate owned                                                  143,000                            296,000

      Total deferred tax assets                                        2,177,000                          1,992,000

DEFERRED TAX LIABILITIES
Prepaid expenses                                                        (291,000)                          (290,000)
Other taxable temporary differences                                       (4,000)                            (4,000)

      Total deferred tax liabilities                                    (295,000)                          (294,000)

      Net deferred tax asset                                          $1,882,000                         $1,698,000



    In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $1,348,000 at December 31, 2002 related to the net unrealized gain on securities available for sale as of December 31, 2002 and a deferred tax asset of $606,000 related to the recognition of a minimum pension liability as of December 31, 2002. In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $72,000 at December 31, 2001 related to the net unrealized gain on securities available for sale as of December 31, 2001 and a deferred tax asset of $209,000 related to the recognition of a minimum pension liability as of December 31, 2001.

    In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2002 and 2001.

                  Notes to Consolidated Financial Statements

11. Other Non-interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:



                                                                         2002             2001              2000

Stationery and supplies                                               $  259,000       $  287,000        $  247,000
Director expenses                                                        244,000          228,000           232,000
ATM and credit card processing fees                                      462,000          491,000           400,000
Professional services                                                    247,000          259,000           324,000
Other expenses                                                         1,402,000        1,181,000         1,058,000

    Other expenses                                                    $2,614,000       $2,446,000        $2,261,000



12. Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency (OCC). The Federal Reserve Board (FRB) imposes similar requirements for consolidated capital of bank holding companies. The OCC and FRB regulations require a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

    Management believes that, as of December 31, 2002 and 2001, the Bank and the Parent Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                  Notes to Consolidated Financial Statements

    The following is a summary of the actual capital amounts and ratios as of December 31, 2002 and 2001 for the Bank and the Parent Company
(consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:


                                                            ACTUAL                               REQUIRED RATIOS

                                                                                           MINIMUM           CLASSIFICATION
                                                                                           CAPITAL              AS WELL
                                                   AMOUNT                RATIO             ADEQUACY           CAPITALIZED

DECEMBER 31, 2002
BANK
Leverage (Tier 1) capital                       $27,202,000                 8.5%             4.0%                 5.0%
Risk-based capital:
   Tier 1                                        27,202,000                14.9              4.0                  6.0
   Total                                         29,489,000                16.2              8.0                 10.0

CONSOLIDATED
Leverage (Tier 1) capital                       $30,544,000                 9.8%             4.0%
Risk-based capital:
   Tier 1                                        30,544,000                16.6              4.0
   Total                                         32,831,000                17.8              8.0

DECEMBER 31, 2001
BANK
Leverage (Tier 1) capital                       $24,081,000                 8.3%             4.0%                 5.0%
Risk-based capital:
   Tier 1                                        24,081,000                14.4              4.0                  6.0
   Total                                         26,192,000                15.7              8.0                 10.0

CONSOLIDATED
Leverage (Tier 1) capital                       $27,209,000                 9.5%             4.0%
Risk-based capital:
   Tier 1                                        27,209,000                16.2              4.0
   Total                                         29,320,000                17.4              8.0



13. Stockholders' Equity

DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank's net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank's retained net profits (after dividend payments to the Parent Company) for 2002 and 2001 combined totaled approximately $5,856,000.


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

                  Notes to Consolidated Financial Statements

    When the Rights become exercisable, a holder is entitled to purchase one one-hundredth of a share, subject to adjustment, of Series A Preferred Stock of the Parent Company or, upon the occurrence of certain events described below, Common Stock of the Parent Company or common stock of an entity that acquires the Company. The purchase price per one one-hundredth of a share of Series A Preferred Stock (Purchase Price) will equal the board of directors' judgment as to the "long-term investment value" of one share of Common Stock at the end of the 10-year term of the Rights.

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


14. Comprehensive Income

Comprehensive income represents the sum of net income and items of "other comprehensive income" which are reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and minimum pension liability adjustments. The Company has reported its comprehensive income for 2002, 2001, and 2000 in the consolidated statements of changes in stockholders' equity.

    The Company's other comprehensive income consisted of the following components for the years ended December 31:


                                                                          2002             2001              2000

Net unrealized holding gains arising during the year,
  net of taxes of ($1,276,000) in 2002, ($374,000)
  in 2001, and ($1,304,000) in 2000                                   $1,848,000        $ 542,000        $1,892,000
Reclassification adjustment for net realized losses
  (gains) included in income, net of taxes of $0 in 2002,
  $3,000 in 2001, and $2,000 in 2000                                       1,000           (4,000)           (3,000)
Minimum pension liability adjustment, net of taxes of
  $397,000 in 2002, $209,000 in 2001, and $0 in 2000                    (576,000)        (303,000)               --

      Other comprehensive income                                      $1,273,000        $ 235,000        $1,889,000



15. Related Party Transactions

Certain directors and executive officers of the Company, as well as certain affiliates of these directors and officers, have engaged in loan transactions with the Company. Such loans were made in the ordinary course of business at the Company's normal terms, including interest rates and collateral requirements, and do not represent more than normal risk of collection. Outstanding loans to these related parties are summarized as follows at December 31:

                               2002             2001


Directors                    $585,000        $  905,000
Executive offices
  (nondirectors)              265,000           278,000

                             $850,000        $1,183,000

    Total advances to these directors and officers during the years 2002 and 2001 were $425,000 and $659,000, respectively. Total payments made on these loans were $758,000 in 2002 and $807,000 in 2001. These directors and officers had unused lines of credit with the Company of $1,780,000 at December 31, 2002.


16. Employee Benefit Plans

PENSION AND OTHER
POSTRETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's average compensation during the five

                 Notes to Consolidated Financial Statements

consecutive years in the last ten years of employment affording the highest such average. The Company's funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of ERISA, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

    The Company also sponsors postretirement medical and life insurance benefit plans for retirees in the pension plan. Effective in 1993, employees must retire after age 60 with at least 10 years of service to be eligible for medical benefits. The plans are noncontributory, except that the retiree must pay the full cost of spouse medical coverage. Both of the plans are unfunded. The Company accounts for the cost of these postretirement benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS No. 106 as of January 1, 1993 and elected to amortize the accumulated benefit obligation at that date (transition obligation) into expense over the allowed period of 20 years.

    The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30 measurement date and the other postretirement benefits plan as of a December 31 measurement date, together with a reconciliation of each plan's funded status to the amounts recognized in the consolidated balance sheets:



                                                                                                 OTHER
                                                         PENSION BENEFITS                 POSTRETIREMENT BENEFITS

                                                       2002              2001             2002              2001

CHANGES IN BENEFIT OBLIGATION
Beginning of year                                  $ 4,525,000       $ 4,205,000      $ 2,530,000       $ 1,639,000
Service cost                                           249,000           202,000          186,000           128,000
Interest cost                                          334,000           299,000          181,000           118,000
Actuarial (gain) loss                                  716,000            14,000         (589,000)          676,000
Benefits paid                                         (200,000)         (195,000)         (45,000)          (37,000)
Other                                                       --                --            9,000             6,000

End of year                                          5,624,000         4,525,000        2,272,000         2,530,000

CHANGES IN FAIR VALUE
OF PLAN ASSETS
Beginning of year                                    3,210,000         3,579,000               --                --
Actual return on plan assets                          (122,000)         (385,000)              --                --
Employer contributions                                 327,000           239,000           45,000            37,000
Benefits and plan expenses                            (235,000)         (223,000)         (45,000)          (37,000)

End of year                                          3,180,000         3,210,000               --                --

Funded status at end of year                        (2,444,000)       (1,315,000)      (2,272,000)       (2,530,000)
Unrecognized net transition (asset) obligation         (15,000)          (19,000)         184,000           202,000
Unrecognized net actuarial loss                      2,493,000         1,463,000          374,000         1,006,000
Unrecognized prior service cost                        287,000           312,000               --                --
      Prepaid (accrued) benefit cost               $   321,000       $   441,000      $(1,714,000)      $(1,322,000)


AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
CONSIST OF
Prepaid (accrued) benefit cost                     $   321,000       $   441,000      $(1,714,000)      $(1,322,000)
Additional minimum liability                        (1,772,000)         (824,000)              --                --
Intangible asset                                       287,000           312,000               --                --
Accumulated other comprehensive loss
  (pre-tax basis)                                    1,485,000           512,000               --                --

      Prepaid (accrued) benefit cost               $   321,000       $   441,000      $(1,714,000)      $(1,322,000)


                  Notes to Consolidated Financial Statements

    The components of the net periodic benefit cost for these plans were as follows:


                                                                                    PENSION BENEFITS

                                                                          2002             2001              2000

Service cost                                                           $ 249,000        $ 202,000         $ 174,000
Interest cost                                                            334,000          299,000           278,000
Expected return on plan assets                                          (271,000)        (306,000)         (268,000)
Amortization of prior service cost                                        25,000           25,000            25,000
Amortization of transition asset                                          (4,000)          (4,000)           (4,000)
Recognized net actuarial loss                                            114,000           25,000            32,000

      Net periodic benefit expense                                     $ 447,000        $ 241,000         $ 237,000



                                                                               OTHER POSTRETIREMENT BENEFITS

                                                                           2002             2001              2000

Service cost                                                            $186,000         $128,000          $ 99,000
Interest cost                                                            181,000          118,000            90,000
Amortization of transition obligation                                     18,000           19,000            18,000
Recognized net actuarial loss                                             42,000           10,000                --

      Net periodic benefit expense                                      $427,000         $275,000          $207,000



    The benefit obligation for the pension plan was determined using a weighted average discount rate of 6.50%, 7.25%, and 7.25% as of September 30, 2002, 2001, and 2000, respectively. The benefit obligation for the other postretirement benefit plan was determined using a weighted average discount rate of 6.50%, 7.25%, and 7.25% as of December 31, 2002, 2001, and 2000,
respectively. For the pension plan, the expected rate of return on plan assets was 8.25%, 8.50%, and 8.50% and the assumed rate of increase in future compensation was 4.50%, 5.00%, and 5.00% as of September 30, 2002, 2001, and 2000, respectively. The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2002 was 9.0%, declining gradually to 5.0% in 2007 and remaining at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2002 was 8.0%, declining gradually to 4.0% in 2007 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2002 by approximately $402,000 and the net periodic benefit cost for the year by approximately $71,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $318,000 and $56,000, respectively.


TAX-DEFERRED SAVINGS PLAN

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to 15% of salary and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee's salary and 25% of the next 2% of the employee's salary. The Company continues to match 25% of employee contributions beyond 6% of the employee's salary until the total matching contribution reaches $1,500 or 15%. The Company contributed approximately $130,000 in 2002, $132,000 in 2001, and $127,000 in 2000.


17. Commitments and Contingent Liabilities

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

                 Notes to Consolidated Financial Statements

These are limited to commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

    The Company's maximum exposure to credit loss in the event of nonperformance by the other party to these instruments represents the contract amounts, assuming that they are fully funded at a later date and any collateral proves to be worthless. The Company uses the same credit policies in making commitments as it does for on-balance-sheet extensions of credit.

    Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:


                                                                         2002                               2001

Loan origination commitments and unused lines of credit:
   Mortgage loans                                                    $10,837,000                        $ 4,085,000
   Commercial loans                                                    6,009,000                          4,637,000
   Credit card lines                                                   3,010,000                          3,270,000
   Home equity lines                                                   5,506,000                          4,131,000
   Other revolving credit                                              1,995,000                          1,910,000

                                                                      27,357,000                         18,033,000
Standby letters of credit                                                325,000                            311,000

                                                                     $27,682,000                        $18,344,000



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

    The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, equipment, inventory, livestock, and income-producing commercial property.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.
34. FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

    The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $325,000 at December 31, 2002 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2002 was insignificant.

                  Notes to Consolidated Financial Statements

18. Fair Values of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its on- and off-balance-sheet financial instruments. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between parties other than in a forced sale or liquidation.

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

    Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business or the value of nonfinancial assets and liabilities. In addition, there are significant unrecognized intangible assets that are not included in these fair value estimates, such as the value of "core deposits" and the Company's branch network.

    The following is a summary of the net carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:


                                                               2002                                2001

                                                         NET         ESTIMATED              NET         ESTIMATED
                                                    CARRYING              FAIR         CARRYING              FAIR
                                                       VALUE             VALUE            VALUE             VALUE

FINANCIAL ASSETS
Cash and due from banks                           $ 12,874,000      $ 12,874,000     $ 10,844,000      $ 10,844,000
Securities available for sale                      117,942,000       117,942,000      104,104,000       104,104,000
Securities held to maturity                          4,673,000         4,789,000        5,786,000         5,920,000
Loans, net                                         168,909,000       173,401,000      160,097,000       163,075,000
Accrued interest receivable                          1,933,000         1,933,000        2,033,000         2,033,000
FHLB stock                                           1,900,000         1,900,000        1,650,000         1,650,000

FINANCIAL LIABILITIES
Demand deposits (non-interest bearing)              49,675,000        49,675,000       45,658,000        45,658,000
Interest-bearing deposits                          203,117,000       203,117,000      192,371,000       192,371,000
FHLB advances                                       30,000,000        31,411,000       30,000,000        29,978,000
Short-term borrowings                                6,433,000         6,433,000           38,000            38,000
Accrued interest payable                               356,000           356,000          515,000           515,000



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

                 Notes to Consolidated Financial Statements

Each loan category is further segregated into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair values of performing loans are calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. Estimated maturities are based on contractual terms and repricing opportunities.

    The fair values of nonperforming loans are based on recent external appraisals and discounted cash flow analyses. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.


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


OTHER FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying values at December 31, 2002 and 2001.

    The fair values of the agreements to extend credit described in note 17 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2002 and 2001, the fair values of these financial instruments approximated the related carrying values which were not significant.


19. Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:


BALANCE SHEETS


December 31,                                                              2002                               2001

ASSETS
Cash                                                                 $   518,000                        $   101,000
Securities available for sale                                            844,000                          1,189,000
Investment in subsidiary                                              29,453,000                         24,211,000
Premises and equipment                                                 1,086,000                          1,148,000
Other assets                                                             603,000                            667,000

      Total assets                                                   $32,504,000                        $27,316,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                          $     7,000                        $     3,000
Stockholders' equity                                                  32,497,000                         27,313,000

      Total liabilities and stockholders' equity                     $32,504,000                        $27,316,000


                  Notes to Consolidated Financial Statements


STATEMENTS OF INCOME


Years Ended December 31,                                                 2002             2001              2000

Dividend income from subsidiary                                       $1,100,000       $1,600,000        $1,650,000
Dividend income on securities available for sale                          92,000          127,000           145,000
Net security gains                                                            --           30,000                --
Rental income from subsidiary                                            313,000          313,000           310,000
Other non-interest income                                                  3,000               --                --

                                                                       1,508,000        2,070,000         2,105,000

Occupancy and equipment expenses                                         108,000          108,000           115,000
Other non-interest expenses                                               68,000           79,000            53,000

                                                                         176,000          187,000           168,000

Income before income taxes and undistributed
  income of subsidiary                                                 1,332,000        1,883,000         1,937,000
Income tax expense                                                        91,000          113,000           109,000

      Income before undistributed income of subsidiary                 1,241,000        1,770,000         1,828,000
Equity in undistributed income of subsidiary                           4,001,000        1,855,000           995,000

      Net income                                                      $5,242,000       $3,625,000        $2,823,000



STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                 2002             2001              2000

OPERATING ACTIVITIES
Net income                                                           $ 5,242,000      $ 3,625,000       $ 2,823,000
Equity in undistributed income of subsidiary                          (4,001,000)      (1,855,000)         (995,000)
Depreciation and amortization                                             62,000           62,000            86,000
Net security gains                                                            --          (30,000)               --
Other adjustments, net                                                    46,000         (960,000)           29,000

      Net cash provided by operating activities                        1,349,000          842,000         1,943,000

INVESTING ACTIVITIES
Proceeds from calls of securities available for sale                     402,000          530,000                --
Purchase of securities available for sale                                 (3,000)         (52,000)               --
Net purchases of premises and equipment                                       --         (139,000)               --

      Cash provided by investing activities                              399,000          339,000                --

FINANCING ACTIVITIES
Cash dividends paid                                                   (1,331,000)      (1,102,000)       (1,093,000)
Purchases and retirements of common stock                                     --               --          (163,000)
Purchases of treasury stock                                                   --         (554,000)         (348,000)

      Net cash used in financing activities                           (1,331,000)      (1,656,000)       (1,604,000)

Net increase (decrease) in cash                                          417,000         (475,000)          339,000
      Cash at beginning of year                                          101,000          576,000           237,000

      Cash at end of year                                            $   518,000      $   101,000       $   576,000
