Form 10-Q
period 2003-03-31
JEFFERSONVILLE BANCORP
filed 2003-05-15
CIK 874495

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003           Commission File Number: 0-19212

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
Yes     X       No
      -----          -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                Number of Shares Outstanding
Class of Common Stock                                as of May 12, 2003
   $0.50 par value                                        1,478,107

                              INDEX TO FORM 10-Q

                                                                         Page

Part 1            FINANCIAL INFORMATION

  Item 1  Consolidated Interim Financial Statements (Unaudited)

          Consolidated Balance Sheets at
          March 31, 2003 and December 31, 2002                            1

          Consolidated Statements of Income for the Three
          Months Ended March 31, 2003 and 2002                            2

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 2003 and 2002                            3

          Notes to Unaudited Consolidated Interim Financial Statements    4-5

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6-13

  Item 3  Quantitative and Qualitative Disclosures about Market Risk      13

  Item 4  Controls & Procedures                                           13

Part 2    OTHER INFORMATION

  Item 1  Legal Proceedings                                               14

  Item 2  Changes in Securities and Use of Proceeds                       14

  Item 3  Defaults upon Senior Securities                                 14

  Item 4  Submission of Matters to a Vote of Security Holders             14

  Item 5  Other Information                                               14

  Item 6  Exhibits and Reports on Form 8-K                                14

  Signatures                                                              15

  Index to Exhibits                                                       18


                                  Jeffersonville Bancorp and Subsidiary
                                       Consolidated Balance Sheets

                                                                         March 31,           December 31,
                                                                           2003                 2002
                                                                       ------------          ------------
                                                                       (Unaudited)
ASSETS
Cash and  due from banks                                               $ 13,511,000          $ 12,874,000
Federal funds sold                                                       11,600,000                    --
Securities available for sale, at fair value                             99,306,000           117,942,000
Securities held to maturity, estimated fair value of $4,517,000
     at March 31, 2003 and $4,789,000 at December 31, 2002                4,350,000             4,673,000
Loans, net of allowance for loan losses of $3,168,000
     at March 31, 2003 and $3,068,000 at December 31, 2002              172,660,000           168,909,000
Accrued interest receivable                                               1,691,000             1,933,000
Premises and equipment, net                                               3,170,000             3,230,000
Federal Home Loan Bank stock                                              1,500,000             1,900,000
Other real estate owned                                                      80,000               126,000
Cash surrender value of bank-owned life insurance                        11,885,000            11,734,000
Other assets                                                              1,452,000             1,704,000
                                                                       ------------          ------------
           TOTAL ASSETS                                                $321,205,000          $325,025,000
                                                                       ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest bearing)                         $ 50,563,000          $ 49,675,000
        NOW and super NOW accounts                                       36,410,000            35,630,000
        Savings and insured money market deposits                        79,926,000            79,094,000
        Time deposits                                                    87,209,000            88,393,000
                                                                       ------------          ------------
           TOTAL DEPOSITS                                               254,108,000           252,792,000

     Federal Home Loan Bank borrowings                                   30,000,000            30,000,000
     Short-term debt                                                        296,000             6,433,000
     Accrued expenses and other liabilities                               3,612,000             3,303,000
                                                                       ------------          ------------
           TOTAL LIABILITIES                                           $288,016,000          $292,528,000
                                                                       ------------          ------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                            --                    --
        Common stock, $0.50 par value; 2,250,000 shares
           authorized ; 1,589,262 shares
           issued at March 31, 2003 and December 31, 2002                   795,000               795,000
        Paid-in capital                                                   8,072,000             8,072,000
        Treasury stock, at cost; 111,155 shares at  March 31, 2003
            and at December 31, 2002                                     (1,108,000)           (1,108,000)
        Retained earnings                                                24,764,000            23,664,000
        Accumulated other comprehensive income                              666,000             1,074,000
                                                                       ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                   33,189,000            32,497,000
                                                                       ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS'
           EQUITY                                                      $321,205,000          $325,025,000
                                                                       ============          ============


See accompanying notes to unaudited consolidated interim financial statements.

                       Jefferson Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                              For the Three Months
                                                 Ended March 31,

                                            2003                 2002
                                        ----------            ----------
INTEREST INCOME
Loan interest and fees                  $3,450,000            $3,380,000
Securities:
     Taxable                             1,031,000             1,369,000
     Non-taxable                           438,000               242,000
Federal funds sold                          11,000                19,000
                                        ----------            ----------
TOTAL INTEREST INCOME                    4,930,000             5,010,000
                                        ----------            ----------

INTEREST EXPENSE
Deposits                                   732,000             1,116,000
Federal Home Loan Bank borrowings          323,000               320,000
Other                                        3,000                 8,000
                                        ----------            ----------
TOTAL INTEREST EXPENSE                   1,058,000             1,444,000
                                        ----------            ----------
NET INTEREST INCOME                      3,872,000             3,566,000
Provision for loan losses                  150,000               100,000
                                        ----------            ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES           3,722,000             3,466,000
                                        ----------            ----------

NON-INTEREST INCOME
Service charges                            486,000               443,000
Increase in cash surrender value
      of bank-owned life insurance         151,000                98,000
Net security gains                         149,000                 4,000
Other non-interest income                  208,000               208,000
                                        ----------            ----------
TOTAL NON-INTEREST INCOME                  994,000               753,000
                                        ----------            ----------

NON-INTEREST EXPENSES
Salaries and employee benefits           1,484,000             1,258,000
Occupancy and equipment expenses           467,000               403,000
Other real estate owned expenses, net       36,000                32,000
Other non-interest expenses                702,000               748,000
                                        ----------            ----------
TOTAL NON-INTEREST EXPENSES              2,689,000             2,441,000
                                        ----------            ----------
Income before income taxes               2,027,000             1,778,000
Income tax expense                        (601,000)             (530,000)
                                        ----------            ----------
NET INCOME                              $1,426,000            $1,248,000
                                        ==========            ==========

Basic earnings per common share         $     0.96            $     0.84
                                        ==========            ==========

Average common shares outstanding        1,478,000             1,478,000
                                        ==========            ==========

See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                  For the Three Months
                                                                     Ended March 31,

                                                              2003                 2002
                                                              ----                 ----
OPERATING ACTIVITIES
Net income                                                    $  1,426,000         $ 1,248,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
     Provision for loan losses                                     150,000             100,000
     Write down of other real estate owned                              --               5,000
     Gain on sales of other real estate owned                      (28,000)            (61,000)
     Depreciation and amortization                                 162,000             198,000
     Net increase in cash surrender value
        of bank-owned life insurance                              (151,000)            (98,000)
     Net security gains                                           (149,000)             (4,000)
     Decrease in accrued interest receivable                       242,000             157,000
     Decrease(increase) in other assets                            280,000            (590,000)
     Increase in accrued
       expenses and other liabilities                              309,000             413,000
                                                               -----------         -----------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                         2,241,000           1,368,000
                                                               -----------         -----------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                             16,548,000           5,570,000
      Securities held to maturity                                  418,000           1,633,000
Proceeds from sales of securities available for sale            11,900,000           5,186,000
Purchases:
      Securities available for sale                            (10,100,000)        (13,093,000)
      Securities held to maturity                                  (95,000)         (1,392,000)
Disbursements for loan originations, net of
       principal collections                                    (3,901,000)         (1,902,000)
Call of Federal Home Loan Bank stock                               400,000                  --
Net purchases of premises and equipment                           (102,000)           (359,000)
Capital improvements made on other real estate                          --            (229,000)
Proceeds from sales of other real estate owned                      74,000           1,260,000
                                                               -----------         -----------
          NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                              15,142,000          (3,326,000)
                                                               -----------         -----------

FINANCING ACTIVITIES
Net increase in deposits                                         1,316,000           2,372,000
(Decrease) increase in short-term debt                          (6,137,000)            367,000
Cash dividends paid                                               (325,000)           (296,000)
                                                               -----------         -----------
          NET CASH (USED IN) PROVIDED BY
               FINANCING ACTIVITIES                             (5,146,000)          2,443,000
                                                               -----------         -----------
          NET INCREASE IN
               CASH AND CASH EQUIVALENTS                        12,237,000             485,000
Cash and cash equivalents at beginning of period                12,874,000          10,844,000
                                                               -----------         -----------
Cash and cash equivalents at end of period                    $ 25,111,000        $ 11,329,000
                                                              ============        ============
Supplemental imformation:
   Cash paid for:
          Interest                                            $  1,105,000        $  1,429,000
          Income taxes                                              43,000             166,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2003
                                 (Unaudited)

A.   Financial Statement Basis of Presentation

          The accompanying unaudited interim consolidated statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned susbsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2002 Annual Report on Form 10-K and notes thereto.

B.   Earnings per Share

          Basic earnings per share amounts were calculated for the three month periods ended March 31, 2003 and 2002 based on weighted average common shares outstanding of 1,478,000 and 1,478,000, respectively. There were no dilutive securities during either period. Earnings per share were $0.96 for the quarter ended March 31, 2003, as compared to $0.84 per share for the same period in 2002.

C.   Comprehensive Income

          Comprehensive income for the three-month periods ended March 31, 2003 and 2002 was $1,018,000 and $759,000, respectively. The following summarizes the components of the Company's other comprehensive income
     (loss) for the three-month periods:

     Three Months Ended March 31, 2003

     Net unrealized holding losses arising during the
     period, net of tax (pre-tax amount of $541,000)              $(320,000)

     Reclassification adjustment for net gains realized
     in net income during the period, net of tax
     (pre-tax amount of $149,000)                                 $ (88,000)
                                                                  ---------

     Other comprehensive loss                                     $(408,000)
                                                                  =========

     Three Months Ended March 31, 2002

     Net unrealized holding losses arising during the
     period, net of tax (pre-tax amount of $823,000)              $(486,000)

     Reclassification adjustment for net gains realized
     in net income during the period, net of tax
     (pre-tax amount of $4,000)                                   $  (3,000)
                                                                  ---------
     Other comprehensive loss                                     $(489,000)
                                                                  =========

D.   Recent Accounting Pronouncements

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

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and was adopted by the Company on January 1, 2003. Accordingly, the adoption of this statement did not have an impact on the Company's consolidated financial statements. The Company has no stock based employee compensation arrangements covered by this statement.

E.   Guarantees

     The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $506,000 at March 31, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2003 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements

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

A.   Overview - Financial Condition

     During the period from December 31, 2002 to March 31, 2003, total assets decreased $4,028,000 or 1.2%. Decreases in securities available for sale, FHLB stock, accrued interest receivable and other assets were partially offset by increases in cash, cash equivalents and loans. Securities available for sale decreased from $117,942,000 at year end to $99,306,000 at March 31, 2003, a decrease of $18,636,000 or 15.8%. Net loans increased from $168,909,000 at year end 2002 to $172,660,000 at March 31, 2003, an increase of $3,751,000 or 2.2%.

          Deposits increased from $252,792,000 at December 31, 2002 to $254,108,000 at March 31, 2003, an increase of $1,316,000 or 0.5%.
     Demand deposits increased from $49,675,000 at December 31, 2002 to $50,563,000 at March 31, 2003, an increase of $888,000 or 1.8%. Time deposits decreased from $88,393,000 at December 31, 2002 to $87,209,000 at March 31, 2003, a decrease of $1,184,000 or 1.3%.

          Total stockholders' equity increased $692,000 or 2.1% from $32,497,000 at December 31, 2002 to $33,189,000 at March 31, 2003. This
     increase was the result of net income of $1,426,000 less cash dividends of $325,000 and a $408,000 decrease in accumulated other comprehensive income.

Loan Portfolio Composition


                                March 31, 2003              December 31, 200

                              Amount      Percent          Amount      Percent
REAL ESTATE LOANS
     Residential              $ 74,428     41.9%           $ 72,559     41.7%
     Commercial                 46,745     23.3              44,807     25.7
     Home Equity                15,639      8.8              14,825      8.5
     Farm Land                   2,016      1.1               1,828      1.1
     Construction                3,416      1.9               3,414      2.0
                              --------    -----            --------    -----
                              $142,244     80.1%           $137,433     79.0%
                              --------    -----            --------    -----
OTHER LOANS
     Commercial Loans         $ 16,997      9.6            $ 17,445     10.0
     Consumer Install Loans     16,837      9.5              17,314      9.9
     Other Consumer Loans        1,267      0.7               1,537      0.9
     Agriculture                   253      0.2                 375      0.2
                              --------    -----            --------    -----
                                35,354     19.9              36,671     21.0
                              --------    -----            --------    -----
        Total Loans           $177,598    100.0%           $174,104    100.0%
                              --------    -----            --------    -----
     Unearned Discounts         (1,770)                      (2,127)
     Allowance for L/L          (3,168)                      (3,068)
                              --------                     --------
        Total Loans, Net      $172,660                     $168,909


Summary of Deposits as of :

                                             March 31, 2003   December 31, 2002

     Demand deposits (non-interest bearing)     $ 50,563            $ 49,675
     NOW and super NOW accounts                   36,410              35,630
     Savings and insured money market deposits    79,926              79,094
     Time deposits                                87,209              88,393
                                                --------            --------
        Total deposits:                         $254,108            $252,792
                                                --------            --------
B.   Allowance for Loan Losses

          The allowance for loan losses reflects management's assessment of the inherent loss risk in the loan portfolio, local and regional economies, and past loan experience. The provision for loan losses was $150,000 for the three months ended March 31, 2003 compared to $100,000 for the three months ended March 31, 2002. The increase in the provision is considered prudent by management due to the continued increase in the volume of lending activity. Total charge offs for the 2003 three month period were $96,000 compared to $50,000 for the same period in the prior year, while recoveries decreased from $65,000 for the 2002 period to $46,000 for the 2003 period. The amounts represent a net charge off of $50,000 in the first quarter of 2003 versus a net recovery of $15,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the three month periods ended March 31:
                                                       2003            2002
                                                       ----            ----

     Balance at beginning of period              $3,068,000      $2,614,000
     Provision for loan losses                      150,000         100,000
     Loans charged off                              (96,000)        (50,000)
     Recoveries                                      46,000          65,000
                                                 ----------      ----------
     Balance at end of period                    $3,168,000      $2,729,000
                                                 ==========      ==========

     Annualized net charge offs (recoveries) as
        a percentage of average oustanding loans       0.11%          (0.04%)
     Allowance for loan losses to:
          Total loans                                  1.80%           1.66%
          Total non-performing loans                  143.9%          100.9%


C.   Non Accrual and Past Due Loans

     The Company places a loan on nonaccrual status when collectability of principal or interest is doubtful, or when either principal or interest is 90 days or more past due and the loan is not well secured and in the process of collection. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal

     Non-performing loans are summarized as follows at March 31:

                                                     2003              2002
                                                     ----              ----
     Non-accrual loans                         $  930,000        $2,219,000
     Loans past due 90 days or more
          and still accruing interest           1,272,000           487,000
                                               ----------        ----------
     Total non-performing loans                $2,202,000        $2,706,000
     Non-performing loans as a percentage      ----------        ----------
          of total loans                             1.25%             1.64%
                                               ----------        ----------

          As of March 31, 2003 and 2002, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $981,000 and $1,692,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

          We review all commercial real estate and commercial loans for impairment. These loans are considered to be impaired if they are on non-accrual status or past due 90 or more days. Impaired loans that are over $5,000 are individually assessed to determine whether a loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. We had $981,094 and $689,746 of loans classified impaired at March 31, 2003 and March 31, 2002, respectively.

          In addition to the non-performing loans, we have identified through normal internal credit review procedures, $6,573,928 in loans that warrant increased attention as of March 31, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at March 31, 2003. None of these loans was considered impaired and as such, no specific impairment allowance was established for these.


                                                                            2003
                                            AVERAGE             % OF    INTEREST        AVERAGE
                                            BALANCE           ASSETS        PAID          YIELD
ASSETS:
Investment securities
     Taxable securities                      75,490           23.38%       1,031          5.46%
     Tax exempt securities                   37,977           11.76%         730          7.69%
                                           --------          ------        -----         -----
          Total securities                  113,467           35.15%       1,761          6.21%
                                           --------          ------        -----         -----
Short term investments                        4,711            1.46%          11          0.93%
Loans(net of unearned discount)
     Real estate mortgages                  124,711           38.63%       2,472          7.93%
     Home equity loans                       15,196            4.71%         247          6.50%
     Time and demand loans                   14,428            4.47%         209          5.79%
     Installment loans                       17,219            5.33%         449         10.43%
Other loans                                   2,655            0.82%          73         11.00%
                                           --------          ------        -----         -----
          Total loans                       174,209           53.96%       3,450          7.92%
                                           --------          ------        -----         -----
          Total interest earning assets     292,387           90.57%       5,222          7.14%
                                           --------          ------        -----         -----
Reserve for loan losses                      (3,097)          (0.96%)
Unrealized gains and losses on portfolio      3,205            0.99%
Cash and due from banks(demand)              11,842            3.67%
Fixed assets(net)                             3,217            1.00%
Bank owned life insurance                    11,802            3.66%
Other assets                                  3,475            1.08%
                                           --------          ------
          TOTAL ASSETS                     $322,831          100.00%
                                           ========          ======

LIABILITIES AND STKHLDERS EQUITY:
Now and super now accounts                 $ 37,990           11.77%          44          0.46%
Savings and insured money market             78,897           24.44%         145          0.74%
Time deposits                                87,506           27.11%         543          2.48%
                                           --------          ------        -----         -----
          Total interest bearing deposits   204,393           63.31%         732          1.43%
                                           --------          ------        -----         -----
Federal funds purchased and other
   short term debt                            1,015            0.31%           3          1.18%
Long term debt                               30,000            9.29%         323          4.31%
                                           --------          ------        -----         -----
          Total interest bearing
          liabilities                       235,408           72.92%       1,058          1.80%
                                           --------          ------        -----         -----
Demand deposits                              51,722           16.02%
Other liabilities                             3,100            0.96%
                                           --------          ------
          Total liabilities                 290,230           89.90%
Stockholders equity                          32,601           10.10%
                                           --------          ------
          TOTAL LIABILITIES
          AND STK EQUITY                   $322,831          100.00%
                                           --------          ------
Net interest income                        $  4,164
                                           ========
Net interest spread                                            5.35%
                                                               ====
Net interest margin                                            5.70%
                                                               ====


D.   Capital

          In January 2003, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. There were no repurchased shares from January 1, 2003 through March 31, 2003.

          Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.5% and total risk-based capital was 18.8% of risk-weighted assets at March 31, 2003. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.1% at March 31, 2003 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2003.

     TIER I CAPITAL

     Stockholders' equity, excluding accumulated
        other comprehensive income                                $ 32,523,000

     TIER II CAPITAL

     Allowance for loan losses (1)                                   2,322,000
                                                                  ------------
     Total risk-based capital                                     $ 34,845,000
                                                                  ------------
     Risk-weighted assets (2)                                     $185,784,000
                                                                  ------------
     Average assets                                               $322,831,000
                                                                  ------------

     RATIOS
     Tier I risk-based capital (minimum 4.0%)                             17.5%
     Total risk-based capital (minimum 8.0%)                              18.8%
     Leverage (minimum 4.0%)                                              10.1%

     (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

     (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

Consolidated Average Balance Sheet as of March 31, 2003

Liquidity

          Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are dividends from the Bank, its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The ability of the Bank to pay dividends is subject to various regulatory limitations. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $29.9 million, which may be used to meet unforeseen liquidity demands. There were Federal funds sold of $11,600,000 at a rate of 1.4375% available for use March 31, 2003. Six separate FHLB term advances totaling $30.0 million at March 31, 2003 were being used to fund securities leverage transactions.

          In 2003, cash generated from operating activities amounted to $2.2 million and cash generated from investing activities amounted to $15.1 million. These amounts were offset by amounts used in financing activities of $5.1 million, resulting in a net increase in cash and cash equivalents of $12.2 million. See the Consolidated Statements of Cash Flows for additional information.

     Maturity Schedule of Time Deposits of $100,000 or More
     Deposits
     Due three months or less                                $ 7,949,000
     Over three months through six months                      3,707,000
     Over six months through twelve months                     3,375,000
     Over twelve months                                        4,439,000
                                                             -----------
                                                             $19,470,000
                                                             ===========

          Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

E.   Results of Operations

     Net income for the first three months of 2003 increased by $178,000 to $1,426,000 compared to $1,248,000 for the same period in 2002. An increase of $306,000 in net interest income and $241,000 in non-interest income were offset by increases of $248,000 in non-interest expenses and $50,000 in the provision for loan losses. The Company's annualized return on average assets was 1.8% in the current quarter compared to 1.6% in the same period last year. The annualized return on average stockholders' equity was 17.5% and 17.4% for the first three months of 2003 and 2002, respectively.

          Tax equivalent interest income increased $87,000 or 1.7% in the first three month's of 2003 compared to the same period in 2002, primarily due to an increase in average earning assets partially offset by a decrease in assets yields. The yield on investment securities decreased 4 basis points from 6.25% in 2002 to 6.21% in 2003. The yield on the total loan portfolio decreased by 36 basis points in the quarter ended March 31, 2003 compared to the first quarter of 2002. All loan category rates decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 13 basis points to 7.93% from 8.06% for the three month period. The overall yield on interest earning assets decreased 22 basis points from 7.36% for the three months ended March 31, 2002 to 7.14% for the same period in 2003. The total average balance for earning assets was $292,387,000 for the three month period ended March 31, 2003 compared to $279,089,000 for the same three month period in 2002, an increase of $13,298,000 or 4.8%. An increase in average loans of $10,901,000 accounted for 82.0% of this increase. An increase in average investments of $2,281,000 accounted for 17.2% of the increase.

          The yield on interest bearing liabilities decreased by 75 basis points for the three month period ended March 31, 2003 as compared to the same period in 2002. The overall net interest margin increased 41 basis points from 5.29% in the first quarter of 2002 to 5.70% in the first quarter of 2003.

          Non-interest income was $994,000 in the first three months of 2003 compared to the same period in 2002, an increase of $241,000 or 32.0%. Increases in service charge income and the increase in the cash surrender value of bank-owned life insurance amounted to $96,000 or 39.8% of this increase. Net security gains increased from $4,000 to $149,000 for the first quarter, an increase of $145,000. The gains resulted from the sales of $11,100,000 of callable agency securities which were to be called during the next six months.

          Non-interest expenses were $2,689,000 for the first three months of 2003 compared to $2,441,000 for the same period in 2002, an increase of $248,000 or 10.2%. This increase reflects a $226,000 increase in salaries and employee benefits costs due to normal salary increases and increased costs for health care benefits. An increase of $64,000 in occupancy and equipment expenses is primarily due to additional technology expenditures

F.   Critical Accounting Policies

     Pursuant to recent SEC guidance, management of public companies are encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult subjective or complex judgments. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. There are no new accounting standards that are expected to have a material impact on the Company's consolidated financial statements.

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

          The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2002. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

ITEM 4.   CONTROLS & PROCEDURES

     (a) The Company's management, including the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

     (b) There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and the Chief Financial Officer.

                                   PART II

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Jeffersonville Bancorp or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable
(d)  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Not applicable
(b)  Not applicable
(c)  Not applicable
(d)  Not applicable

ITEM 5.   OTHER INFORMATION

Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Additional Exhibit - Section 906 Certification of Chief
          Executive  Officer

     99.2 Additional Exhibit - Section 906 Certification of Chief
          Financial Officer

(b) Reports on Form 8-K

Current Report on Form 8-K, filed with the SEC on April 24, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP


                              /s/ Raymond Walter
                                Raymond Walter
                    President and Chief Executive Officer

                            /s/ Charles E. Burnett
                              Charles E. Burnett
                     Chief Financial Officer and Treasurer

May 13, 2003

                                Certification

I, Raymond Walter, certify that:

1. I have reviewed this annual report on Form 10-Q of Jeffersonville Bancorp;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                      /s/ Raymond Walter
                                      Raymond Walter
                                      President and Chief Executive Officer

                                                          May 13, 2003

                                Certification

I, Charles E. Burnett, certify that:

1. I have reviewed this annual report on Form 10-Q of Jeffersonville Bancorp;

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

                                      /s/ Charles E. Burnett
                                      Charles E. Burnett
                                      Chief Financial Officer and Treasurer

                                                          May 13, 2003

                                 Exhibit 99.1
         Written Statement of Principal Executive Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

          In connection with the Annual Report of Jeffersonville Bancorp (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

     1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/ Raymond Walter
                                      Raymond Walter
                                      President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Jeffersonville Bancorp and will be retained by Jeffersonville Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.


                                 Exhibit 99.2
         Written Statement of Principal Financial Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Jeffersonville Bancorp (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

1. The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/ Charles E. Burnett
                                      Charles E. Burnett
                                      Chief Financial Officer and Treasurer

A signed original of this written statement required by Section 906 has been provided to Jeffersonville Bancorp and will be retained by Jeffersonville Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.