Form 10-Q
period 2003-06-30
JEFFERSONVILLE BANCORP
filed 2003-08-14
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003           Commission File Number: 0-19212

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

Yes [X]       No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                                 Number of Shares Outstanding
Class of Common Stock                                as of August 13, 2003
  $0.50 par value                                          4,434,321

                               INDEX TO FORM 10-Q

                                                                          Page


Part 1

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                June 30, 2003 and December 31, 2002                         1

                Consolidated Statements of  Income for the Three
                Months Ended June 30, 2003 and 2002                         2

                Consolidated Statements of Income for the
                Six Months Ended June 30, 2003 and 2002                     3

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2003 and 2002                         4

                Notes to Consolidated Interim Financial Statements        5-6

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7-16

     Item 3     Quantitative and Qualitative Disclosures about
                Market Risk                                                16

     Item 4     Controls and Procedures                                    16


Part 2

     Item 1     Legal Proceedings

     Item 2     Changes in Securities and Use of Proceeds

     Item 3     Defaults upon Senior Securities

     Item 4     Submission of Matters to a Vote of Security Holders

     Item 5     Other Information

     Item 6     Exhibits and Reports on Form 8-K

     Signatures                                                             19

     Index to Exhibits

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                 June 30,       December 31,
                                                                                   2003             2002
                                                                                ------------    ------------
ASSETS
Cash and  due from banks                                                        $ 12,180,000    $ 12,874,000
Securities available for sale, at fair value                                     114,920,000     117,942,000
Securities held to maturity, estimated fair value of $4,176,672
     at June 30, 2003 and $4,789,000 at December 31, 2002                          4,025,000       4,673,000
Loans, net of allowance for loan losses of $3,144,000
     at June 30, 2003 and $3,068,000 at December 31, 2002                        181,152,000     168,909,000
Accrued interest receivable                                                        1,586,000       1,933,000
Premises and equipment, net                                                        3,117,000       3,230,000
Federal Home Loan Bank stock                                                       1,700,000       1,900,000
Other real estate owned                                                              176,000         126,000
Cash surrender value of bank-owned life insurance                                 12,024,000      11,734,000
Other assets                                                                       1,886,000       1,704,000
                                                                                ------------    ------------
           TOTAL ASSETS                                                         $332,766,000    $325,025,000
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                 $ 55,576,000    $ 49,675,000
        NOW and super NOW accounts                                                35,000,000      35,630,000
        Savings and insured money market deposits                                 84,376,000      79,094,000
        Time deposits                                                             88,728,000      88,393,000
                                                                                ------------    ------------
           TOTAL DEPOSITS                                                        263,680,000     252,792,000

     Federal Home Loan Bank borrowings                                            30,000,000      30,000,000
     Short-term debt                                                                 427,000       6,433,000
     Accrued expenses and other liabilities                                        3,929,000       3,303,000
                                                                                ------------    ------------
           TOTAL LIABILITIES                                                     298,036,000     292,528,000
                                                                                ------------    ------------
Stockholders' equity:
     Series A preferred stock, no par value:
        2,000,000 shares authorized, none issued                                          --              --
     Common stock, $0.50 par value; 11,250,000 shares
        authorized ; 4,767,786 shares
        issued at June 30, 2003 and December 31, 2002                              2,384,000         795,000
     Paid-in capital                                                               6,482,000       8,072,000
     Treasury stock, at cost; 333,465 shares at  June 30, 2003
        and at December 31, 2002                                                  (1,108,000)     (1,108,000)
     Retained earnings                                                            25,835,000      23,664,000
     Accumulated other comprehensive income                                        1,137,000       1,074,000
                                                                                ------------    ------------
           TOTAL  STOCKHOLDERS' EQUITY                                            34,730,000      32,497,000
                                                                                ------------    ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                          $332,766,000    $325,025,000
                                                                                ============    ============


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                               For the Three Months
                                                                  Ended June 30,

                                                             2003               2002
                                                          ----------         ----------
INTEREST INCOME
Loan interest and fees                                    $3,591,000         $3,385,000
Securities:
     Taxable                                                 839,000          1,479,000
     Non-taxable                                             494,000            255,000
Federal funds sold                                             9,000             16,000
                                                          ----------         ----------
        TOTAL INTEREST INCOME                              4,933,000          5,135,000
                                                          ----------         ----------
INTEREST EXPENSE
Deposits                                                     693,000          1,024,000
Federal Home Loan Bank borrowings                            326,000            329,000
Other                                                          4,000             12,000
                                                          ----------         ----------
        TOTAL INTEREST EXPENSE                             1,023,000          1,365,000
                                                          ----------         ----------
NET INTEREST INCOME                                        3,910,000          3,770,000
Provision for loan losses                                    110,000            200,000
                                                          ----------         ----------
        NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                     3,800,000          3,570,000
                                                          ----------         ----------

NON-INTEREST INCOME
Service charges                                              497,000            420,000
Increase in cash surrender value
      of bank-owned life insurance                           139,000             93,000
Net security gains                                             5,000                 --
Other non-interest income                                    279,000            219,000
                                                          ----------         ----------
        TOTAL NON-INTEREST INCOME                            920,000            732,000
                                                          ----------         ----------

NON-INTEREST EXPENSES
Salaries and employee benefits                             1,685,000          1,692,000
Occupancy and equipment expenses                             506,000            319,000
Other real estate owned (income) expenses, net                    --           (183,000)
Other non-interest expenses                                  712,000            549,000
                                                          ----------         ----------
        TOTAL NON-INTEREST EXPENSES                        2,903,000          2,377,000
                                                          ----------         ----------
Income before income tax expense                           1,817,000          1,925,000
Income tax expense                                          (422,000)          (617,000)
                                                          ----------         ----------
        NET INCOME                                        $1,395,000         $1,308,000
                                                          ==========         ==========
Basic earnings per common share                           $     0.31         $     0.29
                                                          ==========         ==========
Weighted average common shares outstanding                 4,434,000          4,434,000
                                                          ==========         ==========


Share and per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                  For the Six Months
                                                                    Ended June 30,

                                                               2003               2002
                                                          ------------        -----------
INTEREST INCOME
Loan interest and fees                                    $ 7,041,000         $ 6,765,000
Securities:
     Taxable                                                1,870,000           2,848,000
     Non-taxable                                              932,000             497,000
Federal funds sold                                             20,000              35,000
                                                          -----------         -----------
        TOTAL INTEREST INCOME                               9,863,000          10,145,000
                                                          -----------         -----------
INTEREST EXPENSE
Deposits                                                    1,425,000           2,140,000
Federal Home Loan Bank borrowings                             649,000             649,000
Other                                                           7,000              20,000
                                                          -----------         -----------
        TOTAL INTEREST EXPENSE                              2,081,000           2,809,000
                                                          -----------         -----------
NET INTEREST INCOME                                         7,782,000           7,336,000
Provision for loan losses                                     260,000             300,000
                                                          -----------         -----------
        NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                      7,522,000           7,036,000
                                                          -----------         -----------

NON-INTEREST INCOME
Service charges                                               983,000             863,000
Increase in cash surrender value
      of bank-owned life insurance                            290,000             191,000
Net security gains                                            154,000               4,000
Other non-interest income                                     487,000             427,000
                                                          -----------         -----------
        TOTAL NON-INTEREST INCOME                           1,914,000           1,485,000
                                                          -----------         -----------
NON-INTEREST EXPENSES
Salaries and employee benefits                              3,169,000           2,950,000
Occupancy and equipment expenses                              973,000             722,000
Other real estate owned (income) expenses, net                 36,000            (151,000)
Other non-interest expenses                                 1,414,000           1,297,000
                                                          -----------         -----------
        TOTAL NON-INTEREST EXPENSES                         5,592,000           4,818,000
                                                          -----------         -----------
Income before income tax expense                            3,844,000           3,703,000
Income tax expense                                         (1,023,000)         (1,147,000)
                                                          -----------         -----------
        NET INCOME                                        $ 2,821,000         $ 2,556,000
                                                          ===========         ===========
Basic earnings per common share                           $      0.64         $      0.58
                                                          ===========         ===========
Weighted average common shares outstanding                  4,434,000           4,434,000
                                                          ===========         ===========


Share and per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                          For the Six Months
                                                                             Ended June 30,

                                                                        2003               2002
                                                                    ------------        -------------

OPERATING ACTIVITIES
Net income                                                          $  2,821,000        $  2,556,000
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
     Provision for loan losses                                           260,000             300,000
     Write down of other real estate owned                                    --              70,000
     Gain on sales of other real estate owned                            (56,000)           (411,000)
     Depreciation and amortization                                       330,000             374,000
     Net increase in cash surrender value
          of bank-owned life insurance                                  (290,000)           (191,000)
     Net security gains                                                 (154,000)             (4,000)
     Decrease in accrued interest receivable                             347,000             144,000
     Decrease (increase) in other assets                                 702,000            (332,000)
     Decrease in accrued
          expenses and other liabilities                                (260,000)           (115,000)
                                                                    ------------        ------------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                               3,700,000           2,391,000
                                                                    ------------        ------------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
     Securities available for sale                                    31,453,000          15,356,000
     Securities held to maturity                                         773,000           2,122,000
Proceeds from sales of securities available for sale                  11,900,000           5,336,000
Purchases :
     Securities available for sale                                   (40,024,000)        (29,729,000)
     Securities held to maturity                                        (125,000)         (1,413,000)
Disbursements for loan originations, net of
       principal collections                                         (12,503,000)           (938,000)
Net purchases of premises and equipment                                 (217,000)           (697,000)
Proceeds from sales of other real estate owned                           116,000           1,527,000
                                                                    ------------        ------------
          NET CASH USED IN
              INVESTING ACTIVITIES                                    (8,627,000)         (8,436,000)
                                                                    ------------        ------------
FINANCING ACTIVITIES
Net increase in deposits                                              10,888,000           9,801,000
(Decrease)  increase in short-term debt                               (6,006,000)            362,000
Cash dividends paid                                                     (649,000)           (592,000)
                                                                    ------------        ------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                    4,233,000           9,571,000
                                                                    ------------        ------------
          NET (DECREASE) INCREASE IN
               CASH AND CASH EQUIVALENTS                                (694,000)          3,526,000
Cash and cash equivalents at beginning of period                      12,874,000          10,844,000
                                                                    ------------        ------------
Cash and cash equivalents at end of period                          $ 12,180,000        $ 14,370,000
                                                                    ============        ============

                                                                                 (Continued)

                    Jeffersonville Bancorp and Subsidiary
               Consolidated Statements of Cash Flows, Continued
                                 (Unaudited)

                                                                          For the Six Months
                                                                             Ended June 30,

                                                                        2003               2002
                                                                    ------------       -------------

Supplemental information:
   Cash paid for:
          Interest                                                  $  3,735,000       $   2,874,000
          Income taxes                                                   581,000             907,000
Transfer of loans to other real estate owned                             110,000              59,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                June 30, 2003
                                 (Unaudited)


A. Financial Statement Basis of Presentation

The accompanying unaudited interim consolidated statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the cash flows for the six month periods ended June 30, 2003 and 2002. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2002 Annual Report on Form 10-K.


B. Earnings per Share

Basic earnings per share amounts were calculated for the three and six month periods ended June 30, 2003 and 2002 based on weighted average common shares outstanding of 4,434,000. There were no dilutive securities during any of the periods. Earnings per share were $0.31 for the quarter ended June 30, 2003, as compared to $0.29 per share for the same period in 2002. Earnings per share were $0.64 for the six months ended June 30, 2003, as compared to $0.58 for the same period in 2002.


C. Comprehensive Income

Comprehensive income for the three-month periods ended June 30, 2003 and 2002 was $1,866,000 and $2,804,000, respectively. Comprehensive income for the six-month periods ended June 30, 2003 and 2002 was $2,884,000 and $3,563,000, respectively. The following summarizes the components of the Company's other comprehensive income for the six-month periods:

Six Months Ended June 30, 2003:
Net unrealized holding gains arising during the
  period, net of tax (pre-tax amount of $261,000)        $154,000
Reclassification adjustment for net gains
  realized in net income during the period, net
  of pre-tax amount of $154,000)                         $(91,000)
                                                         --------
Other comprehensive income                               $ 63,000
                                                         ========

Six Months Ended June 30, 2002:
Net unrealized holding gains arising during the
  period, net of tax (pre-tax amount of $1,708,000)    $1,010,000
Reclassification adjustment for net gains
  realized in net income during the period, net
  of pre-tax amount of $4,000)                         $   (3,000)
                                                       ----------
Other comprehensive income                             $1,007,000
                                                       ==========


D. New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 and was adopted by the Company on January 1, 2003. Accordingly, the adoption of this statement did not have an impact on the Company's consolidated financial statements. The Company has no stock based employee compensation arrangements covered by this statement.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 are not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement is not expected to have any effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement is not expected to have any effect on the Company's consolidated financial statements.


E. Notes Related to Stock Split

On May 14, 2003 the Board of Directors of the Company declared a three-for-one stock split and quarterly dividend.


F. Guarantees

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $463,000 at June 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2003 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Parent Company and the Bank based on current management's expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.


A. Overview - Financial Condition

During the period from December 31, 2002 to June 30, 2003, total assets increased $7,741,000 or 2.4%. Securities available for sale decreased by $3,022,000 or 2.6% primarily due to maturities and sales. Net loans increased from $168,909,000 at year end 2002 to $181,152,000 at June 30, 2003, an increase of $12,243,000 or 7.3%.

Deposits increased from $252,792,000 at December 31, 2002 to $263,680,000 at June 30, 2003, an increase of $10,888,000 or 4.3%. Growth occurred in all deposit categories except NOW and super NOW accounts. Demand deposits increased from $49,675,000 at December 31, 2002 to $55,576,000 at June 30,
2003, an increase of $5,901,000 or 11.9%. Savings deposits increased from $79,094,000 at December 31, 2002 to $84,376,000 at June 30, 2002, an increase of $5,282,000 or 6.7%

Total stockholders' equity increased $2,233,000 or 6.9% from $32,497,000 at December 31, 2002 to $34,730,000 at June 30, 2003. This increase was the result of net income of $2,821,000, plus an increase of $63,000 in accumulated other comprehensive income, less cash dividends of $649,000.


Loan Portfolio Composition

                                  June 30, 2003              March 31, 2003

                                Amount      Percent        Amount     Percent
                           (in thousands)              (in thousands)

REAL ESTATE LOANS
     Residential                $ 75,054     40.4%         $ 74,428     41.9%
     Commercial                   52,145     28.1            46,745     23.3
     Home Equity                  17,110      9.2            15,639      8.8
     Farm Land                     2,588      1.4             2,016      1.1
     Construction                  4,155      2.2             3,416      1.9
                                --------    -----          --------    -----
                                $151,052     81.3%         $142,244     80.1%
                                --------    -----          --------    -----
OTHER LOANS
     Commercial Loans           $ 16,782      9.0          $ 16,997      9.6
     Consumer Install Loans       16,272      8.8            16,837      9.5
     Other Consumer Loans          1,472      0.8             1,267      0.7
     Agriculture                     240      0.1               253      0.2
                                --------    -----          --------    -----
                                  34,766     18.7            35,354     19.9
                                --------    -----          --------    -----
        Total Loans             $185,818    100.0%         $177,598    100.0%
                                --------    -----          --------    -----
     Unearned Discounts           (1,522)                    (1,770)
     Allowance for Loan Losses    (3,144)                    (3,168)
                                --------                   --------
        Total Loans, Net        $181,152                   $172,660

B. Allowance for Loan Losses

The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $260,000 for the six months ended June 30, 2003 and $300,000 for the six months ended June 30, 2002. Total charge offs for the six month period ended June 30, 2003 were $255,000 compared to $574,000 for the same period in the prior year, while recoveries decreased from $93,000 for the 2002 period to $71,000 for the 2003 period. The amounts represent a net charge-off of $184,000 in the first six months of 2003 versus a net charge-off of $481,000 for the same period in the prior year. The higher rate of charge offs in 2002 was related to a single commercial loan. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the six month periods ended June 30:

                                                  2003            2002

Balance at beginning of period                 $3,068,000     $2,614,000
Provision for loan losses                         260,000        300,000
Loans charged off                                (255,000)      (574,000)
Recoveries                                         71,000         93,000
                                               ----------     ----------
Balance at end of period                       $3,144,000     $2,433,000
                                               ==========     ==========

Annualized net charge-offs as a percentage
  of average outstanding loans                       0.20%          0.29%
Allowance for loan losses to:
   Total loans                                       1.71%          1.49%
   Total non-performing loans                       152.6%          95.3%


C. Non Accrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest is doubtful, or when either principal or interest is 90 days or more past due, and collectability is in doubt. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal.

Non-performing loans are summarized as follows at June 30:

Non-accrual loans                               $  957,000        $1,874,000
Loans past due 90 days or more and
  still accruing interest                        1,103,000           678,000
                                                ----------        ----------
Total non-performing loans                      $2,060,000        $2,552,000
                                                ----------        ----------
Non-performing loans as a percentage
  of total loans                                       1.1%              1.6%
                                                ----------        ----------

As of June 30, 2003 and 2002, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,112,000 and $1,544,000, respectively. There was no allowance for loan impairment under Statement No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

In addition to the non-performing loans, we have identified through normal internal credit review procedures, $8,034,385 in loans that warrant increased attention as of June 30, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2003. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans.

D. Capital

In January 200s, the Board of Directors allocated $1,000,000 for the repurchase of common stock on the open market. During the six months ended June 30, 2003, no shares have been purchased under this repurchase plan.

Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.3% and total risk-based capital was 18.5% of risk-weighted assets at June 30, 2003. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.2% at June 30, 2003 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2003.

TIER I CAPITAL
Stockholders' equity, excluding accumulated
  other comprehensive income                              $ 33,593,000

TIER II CAPITAL
Allowance for loan losses 1                                  2,426,000
                                                          ------------
Total risk-based capital                                  $ 36,019,000
                                                          ------------
Risk-weighted assets 2                                    $194,291,000
                                                          ------------
Average assets                                            $329,285,000
                                                          ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                          17.3%
Total risk-based capital (minimum 8.0%)                           18.5%
Leverage (minimum 4.0%)                                           10.2%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet as of June 30, 2003 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)


                                                        AVERAGE      % OF           INTEREST        AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                      BALANCE      ASSETS           PAID           YIELD

ASSETS:
INVESTMENT SECURITIES
     TAXABLE SECURITIES                                  71,884      21.83%           1,870          5.20%
     TAX EXEMPT SECURITIES                               41,384      12.57%           1,412          6.82%
                                                       --------     ------           ------         -----
          TOTAL SECURITIES                              113,268      34.40%           3,282          5.80%
                                                       --------     ------           ------         -----
SHORT TERM INVESTMENTS                                    3,525       1.07%              20          1.13%
LOANS
     REAL ESTATE MORTGAGES                              132,813      40.33%           5,020          7.56%
     HOME EQUITY LOANS                                   15,891       4.83%             483          6.08%
     TIME AND DEMAND LOANS                               14,436       4.38%             438          6.07%
     INSTALLMENT LOANS                                   17,287       5.25%             956         11.06%
OTHER LOANS                                               2,519       0.76%             144         11.43%
                                                       --------     ------           ------         -----
          TOTAL LOANS                                   182,946      55.56%           7,041          7.70%
                                                       --------     ------           ------         -----
          TOTAL INTEREST EARNING ASSETS                 299,739      91.03%          10,343          6.90%
                                                       --------     ------           ------         -----
ALLOWANCE FOR LOAN LOSSES                                (3,129)     (0.95)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                  3,185       0.97%
CASH AND DUE FROM BANKS (DEMAND)                         11,473       3.48%
FIXED ASSETS (NET)                                        3,198       0.97%
BANK OWNED LIFE INSURANCE                                11,872       3.61%
OTHER ASSETS                                              2,947       0.89%
                                                       ========     ======
          TOTAL ASSETS                                 $329,285     100.00%
                                                       ========     ======
LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                             $ 36,897      11.21%              84          0.46%
SAVINGS AND INSURED MONEY MARKET                         84,435      25.64%             284          0.67%
TIME DEPOSITS                                            87,742      26.65%           1,057          2.41%
                                                       --------     ------           ------         -----
          TOTAL INTEREST BEARING DEPOSITS               209,074      63.49%           1,425          1.36%

FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                   1,261       0.38%               7          1.11%
LONG TERM DEBT                                           30,000       9.11%             649          4.33%
                                                       --------     ------           ------         -----
          TOTAL INTEREST BEARING LIABILITIES            240,335      72.99%           2,081          1.73%
                                                       --------     ------           ------         -----
DEMAND DEPOSITS                                          52,375      15.91%
OTHER LIABILITIES                                         3,243       0.98%
                                                       --------     ------
          TOTAL LIABILITIES                             295,953      89.88%
STOCKHOLDERS EQUITY                                      33,332      10.12%
                                                       ========     ======
          TOTAL LIABILITIES AND EQUITY                 $329,285     100.00%
                                                       ========     ======
NET INTEREST INCOME                                                                  $8,262
                                                                                     ======
NET INTEREST SPREAD                                                                                  5.17%
                                                                                                    =====
NET INTEREST MARGIN                                                                                  5.51%
                                                                                                    =====


Consolidated Average Balance Sheet as of June 30, 2002 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)

                                                               AVERAGE         % OF          INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                             BALANCE         ASSETS          PAID            YIELD

ASSETS:
INVESTMENT SECURITIES
     TAXABLE SECURITIES                                           93,067      30.48%            2,848          6.12%
     TAX EXEMPT SECURITIES                                        19,725       6.46%              753          7.63%
                                                                --------     ------            ------         -----
          TOTAL SECURITIES                                       112,792      36.94%            3,601          6.39%
                                                                --------     ------            ------         -----
SHORT TERM INVESTMENTS                                             4,234       1.39%               35          1.65%
LOANS
     REAL ESTATE MORTGAGES                                       116,051      38.00%            4,696          8.09%
     HOME EQUITY LOANS                                            13,574       4.45%              483          7.12%
     TIME AND DEMAND LOANS                                        13,177       4.32%              437          6.63%
     INSTALLMENT LOANS                                            18,658       6.11%            1,007         10.79%
OTHER LOANS                                                        2,210       0.72%              142         12.85%
                                                                --------     ------            ------         -----
          TOTAL LOANS                                            163,670      53.60%            6,765          8.27%
                                                                --------     ------            ------         -----
          TOTAL INTEREST EARNING ASSETS                          280,696      91.92%           10,401          7.41%
                                                                --------     ------            ------         -----
ALLOWANCE FOR LOAN LOSSES                                         (2,620)     (0.86)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                             535       0.18%
CASH AND DUE FROM BANKS (DEMAND)                                  10,103       3.31%
FIXED ASSETS (NET)                                                 2,941       0.96%
BANK OWNED LIFE INSURANCE                                          7,439       2.44%
OTHER ASSETS                                                       6,271       2.05%
                                                                --------     ------
          TOTAL ASSETS                                          $305,365     100.00%
                                                                ========     ======
LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                      $ 33,203      10.87%              123          0.74%
SAVINGS AND INSURED MONEY MARKET                                  68,881      22.56%              379          1.10%
TIME DEPOSITS                                                     94,059      30.80%            1,638          3.48%
                                                                --------     ------            ------         -----
          TOTAL INTEREST BEARING DEPOSITS                        196,143      64.23%            2,140          2.18%

FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                              496       0.16%               20          8.06%
LONG TERM DEBT                                                    30,000       9.82%              649          4.33%
                                                                --------     ------            ------         -----
          TOTAL INTEREST BEARING LIABILITIES                     226,639      74.22%            2,809          2.48%
                                                                --------     ------            ------         -----
DEMAND DEPOSITS                                                   46,057      15.08%
OTHER LIABILITIES                                                  3,816       1.25%
                                                                --------     ------
          TOTAL LIABILITIES                                      276,512      90.55%
STOCKHOLDERS EQUITY                                               28,853       9.45%
                                                                ========     ======
          TOTAL LIABILITIES AND EQUITY                          $305,365     100.00%
                                                                ========     ======
NET INTEREST INCOME                                                                           $ 7,592
                                                                                              =======
NET INTEREST SPREAD                                                                                            4.93%
                                                                                                              =====
NET INTEREST MARGIN                                                                                            5.41%
                                                                                                              =====



Consolidated Average Balance Sheet for the three months ended June 30, 2003
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                       AVERAGE    % OF           INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                     BALANCE    ASSETS           PAID            YIELD
ASSETS:
INVESTMENT SECURITIES

     TAXABLE SECURITIES                                                 69,077      20.35%           839             4.86%
     TAX EXEMPT SECURITIES                                              45,251      13.33%           682             6.03%
                                                                      --------     ------         ------            -----
          TOTAL SECURITIES                                             114,328      33.69%         1,521             5.32%
                                                                      --------     ------         ------            -----
SHORT TERM INVESTMENTS                                                   2,378       0.70%             9             1.51%
LOANS
     REAL ESTATE MORTGAGES                                             142,391      41.95%         2,548             7.16%
     HOME EQUITY LOANS                                                  16,763       4.94%           236             5.63%
     TIME AND DEMAND LOANS                                              14,604       4.30%           229             6.27%
     INSTALLMENT LOANS                                                  17,547       5.17%           507            11.56%
OTHER LOANS                                                              2,411       0.71%            71            11.78%
                                                                      --------     ------         ------            -----
          TOTAL LOANS                                                  193,716      57.08%         3,591             7.41%
                                                                      --------     ------         ------            -----
          TOTAL INTEREST EARNING ASSETS                                310,422      91.46%         5,121             6.60%
                                                                      --------     ------         ------            -----
ALLOWANCE FOR LOAN LOSSES                                               (3,196)     (0.94)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                                 3,200       0.94%
CASH AND DUE FROM BANKS (DEMAND)                                        11,231       3.31%
OTHER ASSETS                                                            17,740       5.23%
                                                                      ========     ======
          TOTAL ASSETS                                                $339,397     100.00%
                                                                      ========     ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                            $ 36,214      10.67%            40             0.44%
SAVINGS AND INSURED MONEY MARKET                                        90,911      26.79%           139             0.61%
TIME DEPOSITS                                                           88,953      26.21%           514             2.31%
                                                                      --------     ------         ------            -----
          TOTAL INTEREST BEARING DEPOSITS                              216,078      63.67%           693             1.28%

FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                                  1,521       0.45%             4             1.05%
LONG TERM DEBT                                                          30,333       8.94%           326             4.30%
                                                                      --------     ------         ------            -----
          TOTAL INTEREST BEARING LIABILITIES                           247,932      73.05%         1,023             1.65%
                                                                      --------     ------         ------            -----
DEMAND DEPOSITS                                                         53,610      15.80%
OTHER LIABILITIES                                                        3,422       1.01%
                                                                      --------     ------
          TOTAL LIABILITIES                                            304,964      89.85%
STOCKHOLDERS EQUITY                                                     34,433      10.15%
                                                                      ========     ======
          TOTAL LIABILITIES AND EQUITY                                $339,397     100.00%
                                                                      ========     ======
NET INTEREST INCOME                                                                               $4,098
                                                                                                  ======
NET INTEREST SPREAD                                                                                                  4.95%
                                                                                                                    =====
NET INTEREST MARGIN                                                                                                  5.28%
                                                                                                                    =====


Consolidated Average Balance Sheet for the three months ended June 30, 2002
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                   AVERAGE         % OF         INTEREST       AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                 BALANCE         ASSETS         PAID         YIELD
ASSETS:
INVESTMENT SECURITIES
     TAXABLE SECURITIES                                               95,152      30.63%         1,479          6.22%
     TAX EXEMPT SECURITIES                                            20,499       6.60%           386          7.53%
                                                                     -------     ------          -----         -----
          TOTAL SECURITIES                                           115,651      37.23%         1,865          6.45%
                                                                     -------     ------          -----         -----
SHORT TERM INVESTMENTS                                                 3,920       1.26%            16          1.63%
LOANS
     REAL ESTATE MORTGAGES                                           118,059      38.00%         2,371          8.03%
     HOME EQUITY LOANS                                                13,890       4.47%           246          7.08%
     TIME AND DEMAND LOANS                                            13,223       4.26%           197          5.96%
     INSTALLMENT LOANS                                                18,496       5.95%           499         10.79%
OTHER LOANS                                                            2,182       0.70%            72         13.20%
                                                                     -------     ------          -----         -----
          TOTAL LOANS                                                165,850      53.39%         3,385          8.16%
                                                                     -------     ------          -----         -----
          TOTAL INTEREST EARNING ASSETS                              285,421      91.88%         5,266          7.38%
                                                                     -------     ------          -----         -----
ALLOWANCE FOR LOAN LOSSES                                             (2,623)     (0.84)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                                 427       0.14%
CASH AND DUE FROM BANKS (DEMAND)                                       9,987       3.21%
OTHER ASSETS                                                          17,439       5.61%
                                                                    ========     ======
          TOTAL ASSETS                                              $310,651     100.00%
                                                                    ========     ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                          $ 32,284      10.39%            60          0.74%
SAVINGS AND INSURED MONEY MARKET                                      71,633      23.06%           193          1.08%
TIME DEPOSITS                                                         94,492      30.42%           771          3.26%
                                                                     -------     ------          -----         -----
          TOTAL INTEREST BEARING DEPOSITS                            198,409      63.87%         1,024          2.06%

FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                                  342       0.11%            12         14.04%
LONG TERM DEBT                                                        30,333       9.76%           329          4.34%
                                                                     -------     ------          -----         -----
          TOTAL INTEREST BEARING LIABILITIES                         229,084      73.74%         1,365          2.38%
                                                                     -------     ------          -----         -----
DEMAND DEPOSITS                                                       47,329      15.24%
OTHER LIABILITIES                                                      4,840       1.56%
                                                                     -------     ------
          TOTAL LIABILITIES                                          281,253      90.54%
STOCKHOLDERS EQUITY                                                   29,398       9.46%
                                                                    ========     ======
          TOTAL LIABILITIES AND EQUITY                              $310,651     100.00%
                                                                    ========     ======
NET INTEREST INCOME                                                                             $3,901
                                                                                                ======
NET INTEREST SPREAD                                                                                             5.00%
                                                                                                               =====
NET INTEREST MARGIN                                                                                             5.47%
                                                                                                               =====


Liquidity

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are dividends from the Bank, its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The ability of the Bank to pay dividends is subject to various regulatory limitations. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $29.9 million, which may be used to meet unforeseen liquidity demands. Six separate FHLB term advances totaling $30.0 million at June 30, 2003 were being used to fund securities leverage transactions.

In 2003, cash generated from operating activities amounted to $3.7 million and cash provided by financing activities amounted to $4.2 million. These amounts were offset by amounts used in investing activities of $8.6 million, resulting in a net decrease in cash and cash equivalents of approximately $700,000. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More

Deposits
Due three months or less                          $10,714,000
Over three months through six months                2,856,000
Over six months through twelve months               2,407,000
Over twelve months                                  4,803,000
                                                  -----------
                                                  $20,780,000
                                                  ===========

Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.


E. Result of Operations

Net income for the quarter ended June 30, 2003 increased by $87,000 to $1,395,000 compared to $1,308,000 for the corresponding period in 2002. The Company's annualized return on average assets was 1.6% and 1.7% for the quarters ended June 30, 2003 and 2002, respectively. The annualized return on average stockholders' equity was 16.2% and 17.8% for the second quarter of 2003 and 2002, respectively.

Total interest income for the second quarter of 2003 decreased $202,000 or 3.9% from the corresponding period in 2002 and total interest expense decreased $342,000 or 25.1% from the corresponding period in 2002. Net interest income increased $140,000 or 3.7% from the prior year period. Non-interest income for the second quarter of 2003 increased $188,000 or 25.7% from the corresponding period in 2002, while total non-interest expense increased $526,000 or 22.1% from the second quarter of 2002.

Total interest income decreased as a result of a decrease in the overall yield on interest earning assets which was somewhat offset by an increase in interest earning assets. The total average balance for interest earning assets was $310,421,000 for the three month period ended June 30, 2003 compared to $285,422,000 for the corresponding period in 2002, an increase of $24,999,000 or 8.8%. A decrease in average investments of $1,323,000 and a decrease in average short term investments of $1,542,000 offset by an increase in average loans of $27,865,000 accounted for this increase. The yield on interest earning assets decreased by 78 basis points from 7.38% for the three month period ended June 30, 2002 to 6.60% for the three month period ended June 30, 2003. This decrease was primarily due to a 113 basis point decrease in the yield on investment securities from 6.45% for the quarter ended June 30, 2002 to 5.32% for the quarter ended June 30, 2003 and a 87 basis point decrease in the yield on real estate mortgage loans from 8.03% for the quarter ended June 30, 2002 to 7.16% for the quarter ended June 30, 2003.

Total interest expense decreased as a result of a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $247,932,000 for the three month period ended June 30, 2003 compared to $229,084,000 for the corresponding period in 2002, an increase of $18,848,000 or 8.2%. The yield on interest bearing liabilities decreased by 73 basis points from 2.38% for the three month period ended June 30, 2002 to 1.65% for the three month period ended June 30, 2003.

Non-interest income was $920,000 for the three month period ended June 30, 2003 compared to $732,000 for the corresponding period in 2002, an increase of $188,000 or 25.7%. This increase was primarily due to an increase in deposit account service charges.

Non-interest expenses were $2,903,000 for the three month period ended June 30, 2003 compared to $2,377,000 for the corresponding period in 2002, an increase of $526,000 or 22.1%. Occupancy and equipment expense increased $187,000 from last year. This increase was due to increases in several occupancy and equipment expense categories. Net other real estate owned expenses increased by $183,000 primarily as a result of no gains on sales of units at an 81 unit condominium project which the Company took possession of in the third quarter of 2000. As of June 30, 2003 the Company owns 7 units in the condominium project. There was an increase of $163,000 or 29.7% in other non-interest expenses.

Income tax expense was $422,000 for the three month period ended June 30, 2003 compared to $617,000 for the corresponding period in 2002, a decrease of $195,000 or 31.6%. The Company's effective tax rates were 23.2% and 32.1% for the three month periods ended June 30, 2003 and 2002, respectively. This decrease was primarily due to an increase in tax-exempt securities and other tax reduction strategies.


Comparison of the six month periods June 30, 2002 and 2003

Net income for the first six months of 2003 increased by $265,000 to $2,821,000 compared to $2,556,000 for the same period in 2002. The Company's annualized return on average assets was 1.7% in the six month period compared to 1.7% in the same period last year. The return on average stockholders' equity was 16.9% and 17.7% for the first six months of 2003 and 2002, respectively.

Total interest income decreased as a result of a decrease in the overall yield on interest earning assets which was somewhat offset by an increase in interest earning assets. The total average balance for interest earning assets was $299,739,000 for the six month period ended June 30, 2003 compared to $280,696,000 for the same six month period in 2002, an increase of $19,043,000 or 6.8%. An increase in average loans of $19,276,000 and an increase in average investments of $476,000 offset by a $709,000 decrease in average short term investments accounted for this increase. The yield on investment securities decreased 59 basis points from 6.39% in 2002 to 5.80% in 2003. The yield on the total loan portfolio decreased by 57 basis points in the six months ended June 30, 2003 compared to the first six months of 2002. Commercial, home equity and real estate mortgage loan yields decreased during the six months ended June 30, 2003 compared to the first six months of 2002. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 53 basis points to 7.56% from 8.09% during the six months ended June 30, 2003 compared to the first six months of 2002. The overall yield on interest earning assets decreased 51 basis points from 7.41% for the six months ended June 30, 2002 to 6.90% for the same period in 2003.

The yield on interest bearing liabilities decreased by 75 basis points for the six month period from 2.48% in 2002 to 1.73% in 2003. The overall net interest margin increased 10 basis points from 5.41% in the first half of 2002 to 5.51% in the first half of 2003.

Non-interest income was $1,914,000 for the six month period ended June 30, 2003 compared to $1,485,000 for the corresponding period in 2002, an increase of $429,000 or 28.9%. This increase was primarily due to increases in net security gains, deposit account service charges and an increase in the cash surrender value of bank-owned life insurance.

Non-interest expenses were $5,592,000 for the first six months of 2002 compared to $4,818,000 for the same period in 2002, a increase of $774,000 or 16.1%. Occupancy and equipment expense increased by $251,000 for the six months ended June 30, 2003 as a result of implementing new software and an onsite disaster recovery center. A $219,000 increase in compensation and benefits costs was primarily due to higher employee benefit costs and normal salary adjustments. Net other real estate owned expenses increased by $187,000 primarily due to no gains on sales of units at a condominium project in which the Company owns 7 units. Other non-interest expenses increased by $117,000.

Income tax expense was $1,023,000 for the six month period ended June 30, 2003 compared to $1,147,000 for the corresponding period in 2002, a increase of $124,000 or 10.8%. The Company's effective tax rates were 26.6% and 31.0% for six month periods ended June 30, 2003 and 2002, respectively. This decrease was primarily due to an increase in tax-exempt securities and other tax reduction strategies.

F. Critical Accounting Policies

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

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


Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, the Company's disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or which their property is subject.


Item 2. Changes in Securities and Use of Proceeds

None


Item 3. Defaults Upon Senior Securities

Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on April 29, 2003.

(b) The Following individuals were elected as directors at the annual meeting for three year terms:

              John W. Galligan
              Solomon Katzoff
              Arthur E. Kessler
              Raymond Walter
              Earle A. Wilde

    The other continuing directors are: John K. Gempler, Douglas A. Heinle, Kenneth C. Klein, Gibson E. McKean, James F. Roche and Edward T. Sykes.

(c) The following matters were voted upon and approved by the Registrant's shareholders at the 2003 Annual Meeting of Shareholders on April 29, 2003:

              (i) the election of five directors to serve for three-year terms (Proposal 1)

              (ii) adoption of an amendment to the Certificate of Incorporation to increase the number of authorized shares (Proposal 2); and

              (iii) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the Fiscal Year ending December 31, 2003 (Proposal 3).

    The votes for the above-listed proposals were as follows:

              Proposal 1

              John W. Galligan received 1,124,880 votes for election and 0 votes were withheld;

              Solomon Katzoff received 1,124,729 votes for election and 151 votes were withheld;

              Arthur E. Kessler received 1,124,729 votes for election and 151 votes were withheld;

              Raymond Walter received 1,124,729 votes for election and 151 votes were withheld; and

              Earle A. Wilde received 1,124,729 votes for election and 151 votes were withheld.

              ***[There were no abstentions or broker non-votes for any of the nominees.]


              Proposal 2

              Shareholders cast 1,082,933 votes for, 21,517 votes against and 20,427 abstentions.


              Proposal 3

              Shareholders cast 1,124,517 votes for, 95 votes against and 267 abstentions.

(d) Not applicable.

Item 5. Other Information

None


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2002

    Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2003.

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

                            JEFFERSONVILLE BANCORP

                              /s/ Raymond Walter
                                Raymond Walter
                    President and Chief Executive Officer

                            /s/ Charles E. Burnett
                              Charles E. Burnett
                     Chief Financial Officer and Treasurer


August 13, 2003

                                                                 Exhibit 31.1

                                CERTIFICATIONS

I, Raymond Walter, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Jeffersonville
   Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 13, 2003

                                    /s/ Raymond Walter
                                    -----------------------
                                    Raymond Walter
                                    President and Chief Executive Officer

                                                                 Exhibit 31.2

                               CERTIFICATIONS

I, Charles E. Burnett, Jr., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Jeffersonville
   Bancorp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003

                                    /s/ Charles E. Burnett
                                    -----------------------
                                    Charles E. Burnett
                                    Chief Financial Officer and Treasurer

                                                                 Exhibit 32.1


         Written Statement of Principal Executive Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Jeffersonville Bancorp (the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

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


-----------------------------------------------------------------------------


                                                                 Exhibit 32.2

         Written Statement of Principal Financial Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Jeffersonville Bancorp (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

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