Form 10-Q
period 2003-09-30
JEFFERSONVILLE BANCORP
filed 2003-11-14
CIK 874495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[ ] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ________________ to ______________.

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


            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes  [X]        No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

                                               Number of Shares Outstanding
     Class of Common Stock                        as of November 14, 2003
       $0.50 par value                                    4,434,321

                              INDEX TO FORM 10-Q

                                                                         Page

PART I     FINANCIAL INFORMATION

Item 1     Consolidated Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           September 30, 2003 and December 31, 2002                        1

           Consolidated Statements of Income for the Three
           Months Ended September 30, 2003 and 2002                        2

           Consolidated Statements of Income for the Nine
           Months Ended September 30, 2003 and 2002                        3

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2003 and 2002                        4

           Notes to Consolidated Interim Financial Statements            5-6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7-16

Item 3     Quantitative and Qualitative Disclosures about
           Market Risk                                                    16

Item 4     Controls and Procedures                                        16


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                            NONE

Item 2     Changes in Securities and Use of Proceeds                    NONE

Item 3     Defaults upon Senior Securities                              NONE

Item 4     Submission of Matters to a Vote of Security Holders          NONE

Item 5     Other Information                                            NONE

           Exhibit 99.1 Certification

Item 6     Exhibits and Reports on Form 8-K                               17


Signatures                                                                18


Certifications                                                            19

                                                                                Jeffersonville Bancorp and Subsidiary
                                                                                     Consolidated Balance Sheets
                                                                                               (Unaudited)

                                                                                     September 30,          December 31,
                                                                                         2003                  2002

ASSETS
Cash and  due from banks                                                              $ 17,849,000          $ 12,874,000
Securities available for sale, at fair value                                           130,236,000           117,942,000
Securities held to maturity, estimated fair value of $6,698,000
     at September 30, 2003 and $4,789,000 at December 31, 2002                           6,653,000             4,673,000
Loans, net of allowance for loan losses of $3,076,000
     at September 30, 2003 and $3,068,000 at December 31, 2002                         183,682,000           168,909,000
Accrued interest receivable                                                              2,294,000             1,933,000
Premises and equipment, net                                                              3,255,000             3,230,000
Federal Home Loan Bank stock                                                             2,400,000             1,900,000
Other real estate owned                                                                     67,000               126,000
Cash surrender value of bank-owned life insurance                                       12,150,000            11,734,000
Other assets                                                                             2,530,000             1,704,000
                                                                                      ------------          ------------
          TOTAL ASSETS                                                                $361,116,000          $325,025,000
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                       $ 55,704,000          $ 49,675,000
        NOW and super NOW accounts                                                      38,815,000            35,630,000
        Savings and insured money market deposits                                       86,580,000            79,094,000
        Time deposits                                                                   87,615,000            88,393,000
                                                                                      ------------          ------------
           TOTAL DEPOSITS                                                              268,714,000           252,792,000

     Federal Home Loan Bank borrowings                                                  30,000,000            30,000,000
     Short-term debt                                                                    23,337,000             6,433,000
     Accrued expenses and other liabilities                                              4,196,000             3,303,000
                                                                                       ------------         ------------
           TOTAL LIABILITIES                                                           326,247,000           292,528,000
                                                                                       ------------         ------------
Stockholders' equity:
        Series A preferred stock, no par value:
             2,000,000 shares authorized, none issued                                           --                    --
        Common stock, $0.50 par value; 11,250,000 shares
           authorized ; 4,767,786 shares issued at September 30, 2003
           and 1,589,262 shares issued at December 31, 2002                              2,384,000               795,000
        Paid-in capital                                                                  6,483,000             8,072,000
        Treasury stock, at cost; 333,465 shares at  September 30, 2003
            and 111,155 shares at December 31, 2002                                     (1,108,000)           (1,108,000)
        Retained earnings                                                               27,026,000            23,664,000
        Accumulated other comprehensive income                                              84,000             1,074,000
                                                                                      ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                                  34,869,000            32,497,000
                                                                                      ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                $361,116,000          $325,025,000
                                                                                      ============          ============


See accompanying notes to unaudited consolidated interim financial statements.

                                                      Jeffersonville Bancorp and Subsidiary
                                                        Consolidated Statements of Income
                                                                 (Unaudited)

                                                              For the Three Months
                                                               Ended September 30,

                                                              2003               2002
                                                          ----------         ----------
INTEREST INCOME
Loan interest and fees                                    $3,581,000         $3,481,000
Securities:
     Taxable                                                 996,000          1,427,000
     Non-taxable                                             525,000            348,000
Federal funds sold                                             1,000             20,000
                                                          ----------         ----------
TOTAL INTEREST INCOME                                      5,103,000          5,276,000
                                                          ----------         ----------

INTEREST EXPENSE
Deposits                                                     642,000            974,000
Federal Home Loan Bank borrowings                            341,000            322,000
Other                                                         31,000             12,000
                                                          ----------         ----------
TOTAL INTEREST EXPENSE                                     1,014,000          1,308,000
                                                          ----------         ----------
NET INTEREST INCOME                                        4,089,000          3,968,000
Provision for loan losses                                    (30,000)          (300,000)
                                                          ----------         ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             4,059,000          3,668,000
                                                          ----------         ----------

NON-INTEREST INCOME
Service charges                                              479,000            441,000
Increase in cash surrender value
      of bank-owned life insurance                           126,000             87,000
Net security gains(losses)                                   (10,000)            (3,000)
Other non-interest income                                    312,000            299,000
                                                          ----------         ----------
TOTAL NON-INTEREST INCOME                                    907,000            824,000
                                                          ----------         ----------

NON-INTEREST EXPENSES
Salaries and employee benefits                             1,585,000          1,384,000
Occupancy and equipment expenses                             552,000            482,000
Other real estate owned expenses (income), net                27,000            (70,000)
Other non-interest expenses                                  711,000            668,000
                                                          ----------         ----------
TOTAL NON-INTEREST EXPENSES                                2,875,000          2,464,000
                                                          ----------         ----------
Income before income tax expense                           2,091,000          2,028,000
Income tax expense                                          (545,000)          (615,000)
                                                          ----------         ----------
NET INCOME                                                $1,546,000         $1,413,000
                                                          ==========         ==========

Basic earnings per common share                           $     0.35         $     0.32
                                                          ==========         ==========

Weighted average common shares outstanding                 4,434,000          4,434,000
                                                          ==========         ==========

Share and per share data has been restated for a 3 for 1 stock split distributed on June 17, 2003.

See accompanying notes to unaudited consolidated interim financial statements.

                                                       Jeffersonville Bancorp and Subsidiary
                                                          Consolidated Statements of Income
                                                                   (Unaudited)

                                                                For the Nine Months
                                                                Ended September 30,

                                                              2003              2002
                                                          -----------        -----------
INTEREST INCOME
Loan interest and fees                                    $10,622,000        $10,246,000
Securities:
     Taxable                                                2,866,000          4,275,000
     Non-taxable                                            1,457,000            845,000
Federal funds sold                                             21,000             55,000
                                                          -----------        -----------
TOTAL INTEREST INCOME                                      14,966,000         15,421,000
                                                          -----------        -----------

INTEREST EXPENSE
Deposits                                                    2,067,000          3,114,000
Federal Home Loan Bank borrowings                             990,000            971,000
Other                                                          38,000             32,000
                                                          -----------        -----------
TOTAL INTEREST EXPENSE                                      3,095,000          4,117,000
                                                          -----------        -----------
NET INTEREST INCOME                                        11,871,000         11,304,000
Provision for loan losses                                    (290,000)          (600,000)
                                                          -----------        -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        11,581,000         10,704,000
                                                          -----------        -----------

NON-INTEREST INCOME
Service charges                                             1,462,000          1,304,000
Increase in cash surrender value
      of bank-owned life insurance                            416,000            278,000
Net security gains                                            144,000              1,000
Other non-interest income                                     799,000            726,000
                                                          ------------       ------------
TOTAL NON-INTEREST INCOME                                   2,821,000          2,309,000
                                                          ------------       ------------

NON-INTEREST EXPENSES
Salaries and employee benefits                              4,754,000          4,334,000
Occupancy and equipment expenses                            1,525,000          1,204,000
Other real estate owned expenses (income), net                 63,000           (221,000)
Other non-interest expenses                                 2,125,000          1,965,000
                                                          -----------        -----------
TOTAL NON-INTEREST EXPENSES                                 8,467,000          7,282,000
                                                          -----------        -----------
Income before income tax expense                            5,935,000          5,731,000
Income tax expense                                         (1,568,000)        (1,762,000)
                                                          -----------        -----------
NET INCOME                                                $ 4,367,000        $ 3,969,000
                                                          -----------        -----------

Basic earnings per common share                           $      0.98        $      0.90
                                                          -----------        -----------

Weighted average common shares outstanding                  4,434,000          4,434,000
                                                          -----------        -----------


Share and per share data has been restated for a 3 for 1 stock split distributed on June 17, 2003.

See accompanying notes to unaudited consolidated interim financial statements.

                                                                 Jeffersonville Bancorp and Subsidiary
                                                                 Consolidated Statements of Cash Flows
                                                                             (Unaudited)

                                                                          For the Nine Months
                                                                           Ended September 30,

                                                                       2003                2002
                                                                   ------------        ------------
OPERATING ACTIVITIES
Net income                                                         $  4,367,000        $  3,969,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                          290,000             600,000
     Write down of other real estate owned                                   --              70,000
     Gain on sales of other real estate owned                          (165,000)           (613,000)
     Depreciation and amortization                                      516,000             539,000
     Net increase in cash surrender value
           of bank-owned life insurance                                (416,000)           (278,000)
     Net security gains                                                (144,000)             (1,000)
     (Increase) decrease in accrued interest receivable                (361,000)             66,000
     (Increase) decrease in other assets                               (144,000)           (708,000)
     Increase in accrued
          expenses and other liabilities                                893,000              84,000
                                                                   ------------        ------------
               NET CASH PROVIDED BY OPERATING ACTIVITIES              4,836,000           3,728,000
                                                                   ------------        ------------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                                  49,985,000          42,094,000
      Securities held to maturity                                       985,000           2,568,000
Proceeds from sales of securities
       available for sale                                            11,900,000          10,336,000
Purchases:
      Securities available for sale                                 (75,707,000)        (66,842,000)
      Securities held to maturity                                    (2,965,000)         (1,543,000)

Net purchases of FHLB stock                                            (500,000)                 --
Disbursements for loan originations, net of
       principal collections                                        (15,173,000)         (5,939,000)
Net purchases of premises and equipment                                (541,000)         (1,063,000)
Proceeds from sales of other real estate owned                          334,000           1,780,000
                                                                   ------------        ------------
          NET CASH USED IN INVESTING ACTIVITIES                     (31,682,000)        (18,609,000)
                                                                   ------------        ------------

FINANCING ACTIVITIES
Net increase in deposits                                             15,922,000          15,981,000
Increase in short-term debt                                          16,904,000           3,399,000
Cash dividends paid                                                  (1,005,000)           (887,000)
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  31,821,000          18,493,000
                                                                   ------------        ------------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                   4,975,000           3,612,000
Cash and cash equivalents at beginning of period                     12,874,000          10,844,000
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $ 17,849,000        $ 14,456,000
                                                                   ============        ============
                                                                              (Continued)

                                                               Jeffersonville Bancorp and Subsidiary
                                                           Consolidated Statements of Cash Flows, Continued
                                                                              (Unaudited)

                                                                          For the Nine Months
                                                                          Ended September 30,

                                                                        2003               2002
                                                                   ------------        ------------
Supplemental imformation:
   Cash paid for:
          Interest                                                  $ 3,182,000         $ 4,219,000
          Income taxes                                                1,053,000           1,620,000
Transfer of loans to other real estate owned                            110,000              59,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2003
                                 (Unaudited)


A. Financial Statement Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and the cash flows for the nine month periods ended September 30, 2003 and 2002. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2002 Annual Report on Form 10-K.


B. Earnings per Share

     Basic earnings per share amounts were calculated for the three and nine month periods ended September 30, 2003 and 2002 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.35 for the quarter ended September 30, 2003, as compared to $0.32 per share for the same period in 2002. Earnings per share were $0.98 for the nine months ended September 30, 2003, as compared to $0.90 for the same period in 2002.


C. Comprehensive Income

     Comprehensive income for the three-month periods ended September 30, 2003 and 2002 was $493,000 and $2,107,000, respectively. Comprehensive income for the nine-month periods ended September 30, 2003 and 2002 was $3,377,000 and $5,670,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for the nine-month periods:

Nine Months Ended September 30, 2003
Net unrealized holding losses arising during the period,
  net of tax (pre-tax amount of $1,528,000)                                   $(905,000)
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $144,000)           $ (85,000)
                                                                              ---------
Other comprehensive loss                                                      $(990,000)
                                                                              =========

Nine Months Ended September 30, 2002
Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $2,875,000)                                   $1,702,000
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $1,000)             $   (1,000)
                                                                              ----------
Other comprehensive income                                                    $1,701,000
                                                                              ==========

D. New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN No. 46") "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 are not expected to have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have any effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have any effect on the Company's consolidated financial statements.


E. Stock Split

     On May 14, 2003 the Board of Directors of the Company declared a three-for-one stock split which was distributed on June 17, 2003. All share and per share data have been restated to reflect the split.


F. Guarantees

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $661,000 at September 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2003 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company and the Bank based on current management's expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.


A. Overview - Financial Condition

     During the nine-month period from December 31, 2002 to September 30, 2003, total assets increased $36,091,000 or 11.1%. Securities available for sale increased by $12,294,000 or 10.4% due to purchases. Net loans increased from $168,909,000 at year end 2002 to $183,682,000 at September 30, 2003, an increase of $14,773,000 or 8.7%.

     Deposits increased from $252,792,000 at December 31, 2002 to $268,714,000 at September 30, 2003, an increase of $15,922,000 or 6.3%.
Growth occurred in all deposit categories except time deposits. Low rates offered on time deposits accounted for the lack of growth. Demand deposits increased from $49,675,000 at December 31, 2002 to $55,704,000 at September 30, 2003, an increase of $6,029,000 or 12.1%. Savings and insured money market deposits increased from $79,094,000 at December 31, 2002 to $86,580,000 at September 30, 2002, an increase of $7,486,000 or 9.5%

     Total stockholders' equity increased $2,372,000 or 7.3% from $32,497,000 at December 31, 2002 to $34,869,000 at September 30, 2003. This increase was the result of net income of $4,367,000, less a decrease of $990,000 in accumulated other comprehensive income, less cash dividends of $1,005,000.


Loan Portfolio Composition

                              September 30, 2003            December 31, 2003

                              Amount       Percent          Amount    Percent
                         (in thousands)                (in thousands)

REAL ESTATE LOANS
     Residential               $ 74,772     39.8%           $ 72,559     41.7%
     Commercial                  52,708     28.0              44,807     25.7
     Home Equity                 17,959      9.5              14,825      8.5
     Farm Land                    2,937      1.6               1,828      1.1
     Construction                 3,326      1.8               3,414      2.0
                               --------    -----            --------    -----
                               $151,702     80.7%           $137,433     79.0%
                               --------    -----            --------    -----
OTHER LOANS
     Commercial Loans          $ 16,468      8.7            $ 17,445     10.0
     Consumer Install Loans      16,882      9.0              17,314      9.9
     Other Consumer Loans         2,761      1.4               1,537      0.9
     Agriculture                    301      0.2                 375      0.2
                               --------    -----            --------    -----
                                 36,412     19.3              36,671     21.0
                               --------    -----            --------    -----
        Total Loans            $188,114    100.0%           $174,104    100.0%
                               --------    -----            --------    -----
     Unearned Discounts          (1,356)                      (2,127)
     Allowance for Loan Losses   (3,076)                      (3,068)
                               --------                     --------
        Total Loans, Net       $183,682                     $168,909

B. Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the losses inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $290,000 for the nine months ended September 30, 2003 and $600,000 for the nine months ended September 30, 2002. Total charge offs for the nine month period ended September 30, 2003 were $416,000 compared to $585,000 for the same period in the prior year, while recoveries increased from $116,000 for the 2002 period to 134,000 for the 2003 period. The amounts represent a net charge-off of $282,000 in the first nine months of 2003 versus a net charge-off of $469,000 for the same period in the prior year. The higher rate of charge offs in 2002 was related to a single commercial loan. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:

                                                    2003              2002
                                                    ----              ----
Balance at beginning of period                   $3,068,000        $2,614,000
Provision for loan losses                           290,000           600,000
Loans charged off                                  (416,000)         (585,000)
Recoveries                                          134,000           116,000
                                                 ----------        ----------
Balance at end of period                         $3,076,000        $2,745,000
                                                 ==========        ==========

Annualized net charge-offs as a percentage
  of average outstanding loans
Allowance for loan losses to:
   Total loans                                        1.65%              1.63%
   Total non-performing loans                         85.3%             120.0%


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

      Non-performing loans are summarized as follows at Sept 30:

Non-accrual loans                               $  949,000        $1,644,000
Loans past due 90 days or more
  and still accruing interest.                   2,126,000           643,000
                                                ----------        ----------
Total non-performing loans                      $3,075,000        $2,287,000
                                                ----------        ----------
Non-performing loans as a percentage
  of total loans                                       1.6%              1.4%
                                                ----------        ----------

     The increase in loans past due 90 days or more and still accruing interest was primarily due to a single credit in the amount of $1.2 million.

     As of September 30, 2003 and 2002, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $887,000 and $1,059,000, respectively. Included in the impaired loan balance at September 30, 2003 was approximately $149,000 of impaired loans for which the related allowance for loan losses was approximately $82,000. In addition, included in total impaired loans at September 30, 2003 was approximately $738,000 of impaired loans that, primarily due to prior charge-offs and the adequacy of collateral values, did not require an allowance for loan losses in accordance with SFAS No. 114 at September 30, 2002, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

     In addition to the non-performing loans, we have identified through normal internal credit review procedures, $7,440,655 in loans that warrant increased attention as of September 30, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at September 30, 2003. None of these loans was considered impaired and as such, no specific impairment allowance was established for these loans.

D. Capital

     In January 2003, the Board of Directors authorized $1,000,000 for the repurchase of common stock on the open market. During the nine months ended September 30, 2003, no shares have been purchased under this repurchase plan.

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.7% and total risk-based capital was 17.9% of risk-weighted assets at September 30, 2003. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.4% at September 30, 2003 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2003.

TIER I CAPITAL
Stockholders' equity, excluding
accumulated other comprehensive income                          $ 34,785,000

TIER II CAPITAL
Allowance for loan losses 1                                        2,580,000

Total risk-based capital                                          37,365,000
                                                                ------------
Risk-weighted assets 2                                           208,374,000
                                                                ------------
Average assets                                                   335,688,000
                                                                ------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                               16.7%
Total risk-based capital (minimum 8.0%)                                17.9%
Leverage (minimum 4.0%)                                                10.4%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet as of September 30, 2003 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                   AVERAGE      % OF                INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                 BALANCE      ASSETS              PAID             YIELD
ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                              75,507      22.49%              2,866            5.06%
     TAX EXEMPT SECURITIES                                           43,729      13.03%              2,208            6.73%
                                                                   --------     ------              ------
          TOTAL SECURITIES                                          119,236      35.52%              5,074            5.67%
                                                                   --------     ------              ------

SHORT TERM INVESTMENTS                                                2,234       0.67%                 21            1.25%
LOANS
     REAL ESTATE MORTGAGES                                          134,783      40.15%              7,550            7.47%
     HOME EQUITY LOANS                                               16,343       4.87%                786            6.41%
     TIME AND DEMAND LOANS                                           14,375       4.28%                712            6.60%
     INSTALLMENT LOANS                                               17,297       5.15%              1,348           10.39%
     OTHER LOANS                                                      2,614       0.78%                226           11.53%
                                                                   --------     ------              ------
          TOTAL LOANS <F3>                                          185,412      55.23%             10,622            7.64%
                                                                   --------     ------              ------
          TOTAL INTEREST EARNING ASSETS                             306,882      91.42%             15,717            6.83%
ALLOWANCE FOR LOAN LOSSES                                            (3,113)     (0.93)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                              2,335       0.70%
CASH AND DUE FROM BANKS (DEMAND)                                     11,519       3.43%
OTHER ASSETS                                                         18,065       5.38%
                                                                   --------     ------
          TOTAL ASSETS                                             $335,688     100.00%
                                                                   ========     ======

LIABILITIES AND  EQUITY:
NOW AND SUPER NOW ACCOUNTS                                         $ 36,794      10.96%                125            0.45%
SAVINGS AND INSURED MONEY MARKET                                     85,676      25.52%                398            0.62%
TIME DEPOSITS                                                        87,993      26.21%              1,544            2.34%
                                                                   --------     ------              ------
          TOTAL INTEREST BEARING DEPOSITS                           210,463      62.69%              2,067            1.31%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                           4,568       1.36%                 38            1.11%
LONG TERM DEBT                                                       30,000       8.94%                990            4.40%
                                                                   --------     ------              ------
          TOTAL INTEREST BEARING LIABILITIES                        245,031      72.99%              3,095            1.68%
                                                                   --------     ------              ------
DEMAND DEPOSITS                                                      54,362      16.20%
OTHER LIABILITIES                                                     3,928       1.17%
                                                                   --------     ------
          TOTAL LIABILITIES                                         303,321      90.36%
STOCKHOLDERS EQUITY                                                  32,367       9.64%
                                                                   --------     ------
          TOTAL LIABILITIES AND  EQUITY                            $335,688     100.00%
                                                                   ========     ======
NET INTEREST INCOME                                                                                $12,622
                                                                                                   =======
NET INTEREST SPREAD                                                                                                   5.15%
                                                                                                                     =====
NET INTEREST MARGIN <F2>                                                                                              5.48%
                                                                                                                     =====


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.




Consolidated Average Balance Sheet as of September 30, 2002 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                        AVERAGE      % OF                INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                      BALANCE      ASSETS              PAID             YIELD
ASSETS:
INVESTMENT SECURITIES <F3>
     TAXABLE SECURITIES                                                   94,192      30.49%              4,275            6.05%
     TAX EXEMPT SECURITIES                                                22,747       7.36%              1,280            7.50%
                                                                        --------     ------             -------
          TOTAL SECURITIES                                               116,939      37.85%              5,555            6.33%
                                                                        --------     ------             -------
SHORT TERM INVESTMENTS                                                     4,625       1.50%                 55            1.59%
LOANS

     REAL ESTATE MORTGAGES                                               116,642      37.75%              7,135            8.16%
     HOME EQUITY LOANS                                                    13,746       4.45%                732            7.10%
     TIME AND DEMAND LOANS                                                13,087       4.24%                662            6.74%
     INSTALLMENT LOANS                                                    18,397       5.95%              1,513           10.97%
     OTHER LOANS                                                           2,225       0.72%                204           12.22%
                                                                        --------     ------             -------
          TOTAL LOANS <F1>                                               164,097      53.11%             10,246            8.33%
                                                                        --------     ------             -------
          TOTAL INTEREST EARNING ASSETS                                  285,661      92.46%             15,856            7.40%
                                                                        --------     ------             -------
ALLOWANCE FOR LOAN LOSSES                                                (2,597)      (0.84)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                                   1,144       0.37%
CASH AND DUE FROM BANKS (DEMAND)                                          10,537       3.41%
OTHER ASSETS                                                              14,207       4.60%
                                                                        --------     ------
          TOTAL ASSETS                                                  $308,952     100.00%
                                                                        ========     ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                              $ 33,300      10.78%                186            0.74%
SAVINGS AND INSURED MONEY MARKET                                          71,098      23.01%                582            1.09%
TIME DEPOSITS                                                             93,579      30.29%              2,346            3.34%
                                                                        --------     ------             -------
          TOTAL INTEREST BEARING DEPOSITS                                197,977      64.08%              3,114            2.10%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                                  476       0.15%                 32            8.96%
LONG TERM DEBT                                                            30,000       9.71%                971            4.32%
                                                                        --------     ------             -------
          TOTAL INTEREST BEARING LIABILITIES                             228,453      73.94%              4,117            2.40%
                                                                        --------     ------             -------
DEMAND DEPOSITS                                                           48,253      15.62%
OTHER LIABILITIES                                                          2,686       0.87%
                                                                        --------     ------
          TOTAL LIABILITIES                                              279,392      90.43%
STOCKHOLDERS EQUITY                                                       29,560       9.57%
                                                                        --------     ------
          TOTAL LIABILITIES AND EQUITY                                  $308,952     100.00%
                                                                        ========     ======
NET INTEREST INCOME                                                                                     $11,739
                                                                                                        =======
NET INTEREST SPREAD                                                                                                        5.00%
                                                                                                                          =====
NET INTEREST MARGIN <F2>                                                                                                   5.48%
                                                                                                                          =====


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.




Consolidated Average Balance Sheet for the three months ended September 30, 2003
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                    AVERAGE     % OF                 INTEREST       AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                  BALANCE     ASSETS               PAID           YIELD
ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                              83,543      23.73%                996            4.77%
     TAX EXEMPT SECURITIES                                           48,874      13.88%                796            6.51%
                                                                   --------     ------               -----
          TOTAL SECURITIES                                          132,417      37.61%              1,792            5.41%
                                                                   --------     ------               -----
SHORT TERM INVESTMENTS                                                  357       0.10%                  1            1.12%
LOANS
     REAL ESTATE MORTGAGES                                          140,182      39.81%              2,530            7.22%
     HOME EQUITY LOANS                                               17,422       4.95%                303            6.96%
     TIME AND DEMAND LOANS                                           14,412       4.09%                274            7.60%
     INSTALLMENT LOANS                                               17,507       4.97%                392            8.96%
     OTHER LOANS                                                      2,832       0.81%                 82           11.58%
                                                                   --------     ------               -----
          TOTAL LOANS <F3>                                          192,355      54.63%              3,581            7.45%
                                                                   --------     ------               -----
          TOTAL INTEREST EARNING ASSETS                             325,129      92.34%              5,374            6.61%
                                                                   --------     ------               -----
ALLOWANCE FOR LOAN LOSSES                                           (3,115)      (0.88)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                                670       0.19%
CASH AND DUE FROM BANKS (DEMAND)                                     11,737       3.33%
OTHER ASSETS                                                         17,692       5.02%
                                                                   --------     ------
          TOTAL ASSETS                                             $352,113     100.00%
                                                                   ========     ======

LIABILITIES AND  EQUITY:
NOW AND SUPER NOW ACCOUNTS                                         $ 36,993      10.51%                 41            0.44%
SAVINGS AND INSURED MONEY MARKET                                     89,086      25.30%                114            0.51%
TIME DEPOSITS                                                        89,459      25.41%                487            2.18%
                                                                   --------     ------               -----
          TOTAL INTEREST BEARING DEPOSITS                           215,538      61.22%                642            1.19%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                          11,196       3.18%                 31            1.11%
LONG TERM DEBT                                                       30,330       8.61%                341            4.50%
                                                                   --------     ------               -----
          TOTAL INTEREST BEARING LIABILITIES                        257,064      73.01%              1,014            1.58%
                                                                   --------     ------               -----
DEMAND DEPOSITS                                                      58,912      16.73%
OTHER LIABILITIES                                                     5,334       1.51%
                                                                   --------     ------
          TOTAL LIABILITIES                                         321,310      91.25%
STOCKHOLDERS EQUITY                                                  30,803       8.75%
                                                                   --------     ------
          TOTAL LIABILITIES AND  EQUITY                            $352,113     100.00%
                                                                   ========     ======
NET INTEREST INCOME                                                                                $ 4,360
                                                                                                   =======
NET INTEREST SPREAD                                                                                                   5.03%
                                                                                                                     =====
NET INTEREST MARGIN <F2>                                                                                              5.36%
                                                                                                                     =====


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.




Consolidated Average Balance Sheet for the three months ended September 30, 2002
(Dollars in Thousands, Fully Taxable Equivalent)

                                                                    AVERAGE     % OF                INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                                  BALANCE     ASSETS              PAID             YIELD
ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                              97,465      30.51%              1,427            5.86%
     TAX EXEMPT SECURITIES                                           29,008       9.08%                527            7.27%
                                                                   --------     ------              ------
          TOTAL SECURITIES                                          126,473      39.59%              1,954            6.18%
                                                                   --------     ------              ------
SHORT TERM INVESTMENTS                                                5,454       1.71%                 20            1.47%
LOANS
     REAL ESTATE MORTGAGES                                          119,099      37.28%              2,439            8.19%
     HOME EQUITY LOANS                                               14,239       4.46%                249            6.99%
     TIME AND DEMAND LOANS                                           13,052       4.09%                225            6.90%
     INSTALLMENT LOANS                                               18,080       5.66%                506           11.19%
     OTHER LOANS                                                      2,279       0.71%                 62           10.88%
                                                                   --------     ------              ------
          TOTAL LOANS <F3>                                          166,749      52.20%              3,481            8.35%
                                                                   --------     ------              ------
          TOTAL INTEREST EARNING ASSETS                             298,676      93.50%              5,455            7.31%

ALLOWANCE FOR LOAN LOSSES                                            (2,580)     (0.81)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                              2,368       0.74%
CASH AND DUE FROM BANKS (DEMAND)                                     11,516       3.60%
OTHER ASSETS                                                          9,502       2.97%
                                                                   --------     ------
          TOTAL ASSETS                                             $319,482     100.00%
                                                                   ========     ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                         $ 33,859      10.60%                 63            0.74%
SAVINGS AND INSURED MONEY MARKET                                     76,289      23.88%                203            1.06%
TIME DEPOSITS                                                        93,653      29.31%                708            3.02%
                                                                   --------     ------              ------
          TOTAL INTEREST BEARING DEPOSITS                           203,801      63.79%                974            1.91%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                             441       0.14%                 12           10.88%
LONG TERM DEBT                                                       30,330       9.49%                322            4.25%
                                                                   --------     ------              ------
          TOTAL INTEREST BEARING LIABILITIES                        234,572      73.42%              1,308            2.23%
                                                                   --------     ------              ------
DEMAND DEPOSITS                                                      53,151      16.64%
OTHER LIABILITIES                                                       468       0.15%
                                                                   --------     ------
          TOTAL LIABILITIES                                         288,191      90.21%
STOCKHOLDERS EQUITY                                                  31,291       9.79%
                                                                   --------     ------
          TOTAL LIABILITIES AND  EQUITY                            $319,482     100.00%
                                                                   ========     ======
NET INTEREST INCOME                                                                                 $4,147
                                                                                                    ======
NET INTEREST SPREAD                                                                                                   5.08%
                                                                                                                     =====
NET INTEREST MARGIN <F2>                                                                                              5.55%
                                                                                                                     =====


<F1> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

<F2> Computed by dividing net interest income by total interest earning assets.

<F3> Yields on securities available for sale are based on amortized cost.



Liquidity

     Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are dividends from the Bank, its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The ability of the Bank to pay dividends is subject to various regulatory limitations. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $31.9 million, which may be used to meet unforeseen liquidity demands. Six separate FHLB term advances totaling $30.0 million at June 30, 2003 were being used to fund securities leverage transactions.

     In 2003, cash generated from operating activities amounted to $4.8 million and cash provided by financing activities amounted to $31.8 million. These amounts were offset by amounts used in investing activities of $31.7 million, resulting in a net increase in cash and cash equivalents of approximately $5.0 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More
Deposits
Due three months or less                                $ 8,598,000
Over three months through six months                      5,472,000
Over six months through twelve months                     4,187,000
Over twelve months                                        1,999,000
                                                        -----------
                                                        $20,256,000
                                                        ===========

     Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.


E. Result of Operations

     Net income for the quarter ended September 30, 2003 increased by $133,000 to $1,546,000 compared to $1,413,000 for the corresponding period in 2002. The Company's annualized return on average assets was 1.8% and 1.8% for the quarters ended September 30, 2003 and 2002, respectively. The annualized return on average stockholders' equity was 20.1% and 18.1% for the third quarter of 2003 and 2002, respectively.

     Total interest income for the third quarter of 2003 decreased $173,000 or 3.3% from the corresponding period in 2002 and total interest expense decreased $294,000 or 22.5% from the corresponding period in 2002. Net interest income increased $121,000 or 3.1% from the prior year period. Non-interest income for the third quarter of 2003 increased $83,000 or 10.1% from the corresponding period in 2002, while total non-interest expense increased $411,000 or 16.7% from the third quarter of 2002.

     Total interest income decreased as a result of a decrease in the overall yield on interest earning assets which was somewhat offset by an increase in interest earning assets. The total average balance for interest earning assets was $325,129,000 for the three month period ended September 30, 2003 compared to $298,676,000 for the corresponding period in 2002, an increase of $26,453,000 or 8.9%. An increase in average loans of $25,606,000 and an increase in average investments of $5,944,000 offset by a decrease in average short term investments of $5,097,000 accounted for this increase. The yield on interest earning assets decreased by 70 basis points from 7.31% for the three month period ended September 30, 2002 to 6.61% for the three month period ended September 30, 2003. This decrease was primarily due to a 77 basis point decrease in the yield on investment securities from 6.18% for the quarter ended September 30, 2002 to 5.41% for the quarter ended September 30, 2003 and a 97 basis point decrease in the yield on real estate mortgage loans from 8.19% for the quarter ended September 30, 2002 to 7.22% for the quarter ended September 30, 2003.

     Total interest expense decreased as a result of a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $257,064,000 for the three month period ended September 30, 2003 compared to $234,572,000 for the corresponding period in 2002, an increase of $22,492,000 or 9.6%. The yield on interest bearing liabilities decreased by 65 basis points from 2.23% for the three month period ended September 30, 2002 to 1.58% for the three month period ended September 30, 2003.

     Non-interest income was $907,000 for the three month period ended September 30, 2003 compared to $824,000 for the corresponding period in 2002, an increase of $83,000 or 10.1%. This increase was primarily due to an increase in deposit account service charges.

     Non-interest expenses were $2,875,000 for the three month period ended September 30, 2003 compared to $2,464,000 for the corresponding period in 2002, an increase of $411,000 or 16.7%. Occupancy and equipment expense increased $70,000 from last year. Net other real estate owned expenses increased by $97,000 primarily as a result of no gains on sales of units at an 81 unit condominium project which the Company took possession of in the third quarter of 2000. As of September 30, 2003 the Company owns 7 units in the condominium project. There was an increase of $43,000 or 6.4% in other non-interest expenses.

     Income tax expense was $545,000 for the three month period ended September 30, 2003 compared to $615,000 for the corresponding period in 2002, a decrease of $70,000 or 11.4%. The Company's effective tax rates were 26.1% and 30.3% for the three month periods ended September 30, 2003 and 2002, respectively. This decrease was primarily due to an increase in tax-exempt securities


Comparison of the nine month periods September 30, 2002 and 2003

     Net income for the first nine months of 2003 increased by $398,000 to $4,367,000 compared to $3,969,000 for the same period in 2002. The Company's annualized return on average assets was 1.7% in the nine month period compared to 1.7% in the same period last year. The return on average stockholders' equity was 18.0% and 17.9% for the first nine months of 2003 and 2002, respectively.

     Total interest income decreased as a result of a decrease in the overall yield on interest earning assets which was somewhat offset by an increase in interest earning assets. The total average balance for interest earning assets was $306,882,000 for the nine month period ended September 30, 2003 compared to $285,661,000 for the same nine month period in 2002, an increase of $21,221,000 or 7.4%. An increase in average loans of $21,315,000 and an increase in average investments of $2,297,000 offset by a $2,391,000 decrease in average short term investments accounted for this increase. The yield on investment securities decreased 66 basis points from 6.33% in 2002 to 5.67% in 2003. The yield on the total loan portfolio decreased by 69 basis points in the nine months ended September 30, 2003 compared to the first nine months of 2002. Commercial, home equity and real estate mortgage loan yields decreased during the nine months ended September 30, 2003 compared to the first nine months of 2002. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 69 basis points to 7.47% from 8.16% during the nine months ended September 30, 2003 compared to the first nine months of 2002. The overall yield on interest earning assets decreased 57 basis points from 7.40% for the nine months ended September 30, 2002 to 6.83% for the same period in 2003.

     The yield on interest bearing liabilities decreased by 72 basis points for the nine month period from 2.40% in 2002 to 1.68% in 2003. The overall net interest margin was 5.48% in both the nine month periods ended September 30, 2003 and 2002.

     Non-interest income was $2,821,000 for the nine month period ended September 30, 2003 compared to $2,309,000 for the corresponding period in 2002, an increase of $512,000 or 22.2%. This increase was primarily due to increases in net security gains, deposit account service charges and an increase in the cash surrender value of bank-owned life insurance.

     Non-interest expenses were $8,467,000 for the first nine months of 2003 compared to $7,282,000 for the same period in 2002, an increase of $1,185,000 or 16.3%. Occupancy and equipment expense increased by $321,000 for the nine months ended September 30, 2003 as a result of implementing new software and costs of a new disaster recovery location. A $420,000 increase in compensation and benefits costs was primarily due to higher employee benefit costs and normal salary adjustments. Net other real estate owned expenses were $63,000 in 2003 versus income of $221,000 in 2002. In 2003 there were no gains on sales of foreclosed condominium units. In 2002, there were gains of $630,000. The 7 remaining condominium units have a cost basis of $0. Other non-interest expenses increased by $160,000.

     Income tax expense was $1,568,000 for the nine month period ended September 30, 2003 compared to $1,762,000 for the corresponding period in 2002, a decrease of $194,000 or 11.0%. The Company's effective tax rates were 26.4% and 30.7% for nine month periods ended September 30, 2003 and 2002, respectively. This decrease was primarily due to an increase in tax-exempt securities and other tax reduction strategies.

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

            Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            JEFFERSONVILLE BANCORP

                              /s/ Raymond Walter
                              ------------------
                                Raymond Walter
                    President and Chief Executive Officer

                            /s/ Charles E. Burnett
                            ----------------------
                              Charles E. Burnett
                     Chief Financial Officer and Treasurer

November 14, 2003

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

Date: November 14, 2003

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

Date: November 14, 2003

                                    /s/ Charles E. Burnett
                                    -----------------------
                                    Charles E. Burnett
                                    Chief Financial Officer and Treasurer

                                                                 Exhibit 32.1

         Written Statement of Principal Executive Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Jeffersonville Bancorp (the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

     1. The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/ Raymond Walter
                                      ------------------
                                      Raymond Walter
                                      President and Chief Executive Officer

November 14, 2003


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



                                                                 Exhibit 32.2

         Written Statement of Principal Financial Officer Pursuant to
                Section 906 of The Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Jeffersonville Bancorp (the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies to his knowledge on the date hereof, that:

     1. The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/ Charles E. Burnett
                                      ----------------------
                                      Charles E. Burnett
                                      Chief Financial Officer and Treasurer

November 14, 2003


A signed original of this written statement required by Section 906 has been provided to Jeffersonville Bancorp and will be retained by Jeffersonville Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.