Form 10-K
period 2003-12-31
JEFFERSONVILLE BANCORP
filed 2004-03-26
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003    Commission File Number: 0-19212


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. $73,618,918

Indicate the number of shares outstanding in each of the issuer's classes of common stock:

Class of Common Stock        Number of Shares Outstanding as of March 12, 2004
   $0.50 Par Value                                4,434,321


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 27, 2004.

                           JEFFERSONVILLE BANCORP
                             INDEX TO FORM 10-K


                                    PART I                                 PAGE

Item 1.   Business                                                           1

Item 2.   Properties                                                         5

Item 3.   Legal Proceedings                                                  6

Item 4.   Submission of Matters to a Vote of Security Holders                6



                                   PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                                    7

Item 6.   Selected Financial Data                                            8

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

Item 7A.  Quantitative & Qualitative Disclosures about Market Risk          25

Item 8.   Financial Statements and Supplementary Data                       26

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            26

Item 9A.  Controls and Procedures                                           26


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                27

Item 11.  Executive Compensation                                            27

Item 12.  Security Ownership of Certain Beneficial Owners and Management    27

Item 13.  Certain Relationships and Related Transactions                    27

Item 14.  Principal Accountant and Fees and Services                        27


                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                           28

          Signatures                                                        29

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

    At December 31, 2003 and 2002, the Company had total assets of $352,204,000 and $325,025,000, available for sale securities of $115,564,000 and $117,942,000, securities held to maturity of $5,916,000 and $4,673,000 and net loans receivable of $193,106,000 and $168,909,000, respectively. At December 31, 2003 and 2002, total deposits were $280,227,000 and $252,792,000, respectively. At December 31, 2003 and 2002, shareholder's equity was $35,786,000 and $32,497,000, respectively.

    The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 124 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

NARRATIVE DESCRIPTION OF BUSINESS

Through its community bank subsidiary, The First National Bank of Jeffersonville, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale.

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

    LOAN PRODUCTS. The Company offers a broad range of commercial and consumer loan products designed to meet the banking needs of individual customers, businesses and municipalities. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

    Risks particular to commercial loans include borrowers' capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers' performance and ultimate ability to repay their debt obligations. Commercial real estate loans are exposed to collateral value decreases.

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

    RESIDENTIAL REAL ESTATE LOANS. The Company originates a variety of mortgage loan products including balloon mortgages, adjustable rate mortgages and fixed rate mortgages. All mortgage loans originated are held in the Bank's portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Market value risk, where the value of the underlying collateral declines due to economic conditions, is also a factor.

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

    The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2003, the Company's leverage ratio was 10.3%, its ratio of Tier 1 capital to risk-weighted assets was 16.7%, and its ratio of qualifying total capital to risk-weighted assets was 17.9%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

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

    The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2003, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 9.2%, its ratio of Tier 1 capital to risk-weighted assets was 15.7%, and its ratio of qualifying total capital to risk-weighted assets was 16.9%.

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

    The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2003, approximately $8,972,000 was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

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

    The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2003, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations. The assessment rate has been retained at this rate for the first and second quarters of 2003.

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

    On April 1, 2003, a new regulation of the Federal Reserve, Regulation W, went into effect, which comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

    Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 ("FACT Act") was signed into law. The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission are granted extensive rulemaking authority under the FACT Act, and the Company and the Bank will be subject to those provisions after they are adopted.

    Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited altogether from dealing with foreign "shell banks" and persons from jurisdictions of particular concern. The federal banking regulators and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to adopt internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. The Company and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

    The Sarbanes-Oxley Act ("SOA"), signed into law on July 30, 2002, was intended to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protects investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA is the most far-reaching U.S. securities legislation enacted in several years. It applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"), including the Company. SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Certain provisions of SOA became effective upon enactment, and other provisions became effective between 30 days and one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

TAXATION

Except for the Bank's REIT subsidiary, the Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:


                                            2003             2002              2001

Current tax expenses:
   Federal                               $2,159,000       $2,068,000        $1,761,000
   State                                    327,000          339,000           212,000
Deferred tax benefit                       (502,000)        (184,000)         (651,000)

      Total income tax expense           $1,984,000       $2,223,000        $1,322,000


    For a detailed discussion of income taxes please refer to footnote 9 in the Notes to Consolidated Financial Statements.

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

NUMBER OF PERSONNEL

At December 31, 2003, there were 124 persons employed by the Company and the Bank.


ITEM 2. PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has nine branch locations and an operations center. Set forth below is a description of the offices of the Company and the Bank.

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

SUPERMARKET BRANCHES

The Bank leases space in Peck's Supermarkets in Narrowsburg and Callicoon and the IGA in Wurtsboro, New York. The branch facilities occupy between 650 and 1,000 square feet each and the lease payments range from approximately $13,100 to $42,000 per year. The Bank leases space in Wal*Mart in Monticello occupying 643 square feet with lease payments of $2,650 monthly.

    The major classifications of premises and equipment were as follows at December 31:

                                                                    2003

Land                                                          $   387,000
Buildings                                                       2,711,000
Furniture and fixtures                                            106,000
Equipment                                                       2,457,000
Building and leasehold improvements                               920,000
Construction in progress                                          175,000

                                                                6,756,000
Less accumulated depreciation and amortization                 (3,693,000)

      Total premises and equipment, net                       $ 3,063,000


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

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Boenning & Scattergood Inc, Ryan, Beck & Co., Goldman, Sachs & Co., Knight Securities L.P. and FTN Financial Securities Corp. The following table shows the range of high and low bid prices for the Company's stock for the quarters indicated.

                                       Market Price                    Cash
                                                                  Dividends
Quarter Ended(1)                    Low             High               Paid

March 31, 2002                   $ 7.75           $ 9.83             $0.066
June 30, 2002                    $ 9.33           $12.42             $0.066
September 30, 2002               $10.95           $15.33             $0.066
December 31, 2002                $12.00           $16.58             $0.100

March 31, 2003                   $15.34           $18.33             $0.073
June 30, 2003                    $14.83           $21.50             $0.073
September 30, 2003               $17.00           $20.50             $0.080
December 31, 2003                $16.51           $19.01             $0.100

(1) Data has been restated for a 3 for 1 stock split in 2003.

    NUMBER OF HOLDERS OF RECORD. At the close of business on March 12, 2004, the Company had 679 shareholders of record of the 4,434,321 shares of common stock then outstanding.

    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN. The Company has no equity compensation plans under which options may be issued.

    Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders. Payment of dividends in the future will be at the sole discretion of the Company's board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See "Item
1. Business -- Supervision and Regulation."

ITEM 6. SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY

                                        2003              2002              2001             2000              1999

RESULTS OF OPERATIONS
Interest income                 $ 20,082,000      $ 20,635,000      $ 20,230,000     $ 19,379,000      $ 18,444,000
Interest expense                   4,037,000         5,331,000         7,627,000        8,295,000         7,711,000
Net interest income               16,045,000        15,304,000        12,603,000       11,084,000        10,733,000
Provision for loan losses            620,000           900,000           300,000          300,000           300,000
Net income                         5,732,000         5,242,000         3,625,000        2,823,000         2,873,000

FINANCIAL CONDITION
Total assets                    $352,204,000      $325,025,000      $298,110,000     $273,464,000      $256,960,000
Deposits                         280,227,000       252,792,000       238,029,000      223,278,000       201,603,000
Gross loans                      196,675,000       171,977,000       162,711,000      147,456,000       140,261,000
Stockholders' equity              35,786,000        32,497,000        27,313,000       25,109,000        22,001,000

AVERAGE BALANCES
Total assets                    $340,575,000      $313,022,000      $286,823,000     $268,967,000      $254,777,000
Deposits                         268,687,000       247,953,000       234,431,000      218,671,000       207,018,000
Gross loans                      183,335,000       165,607,000       157,165,000      143,954,000       137,696,000
Stockholders' equity              33,561,000        30,271,000        28,139,000       24,261,000        22,816,000

FINANCIAL RATIOS
Net income to average
  total assets                          1.68%             1.67%             1.26%            1.05%             1.13%
Net income to average
  stockholders' equity                 17.08%            17.32%            12.88%           11.64%            12.59%
Average stockholders' equity
  to average total assets               9.85%             9.67%             9.81%            9.02%             8.96%

SHARE AND PER SHARE DATA<F1>
Basic earnings per share        $       1.29      $       1.18      $       0.81     $       0.62      $       0.62
Dividends per share             $       0.33      $       0.30      $       0.25     $       0.24      $       0.21
Dividend payout ratio                  25.28%            25.39%            30.40%           38.72%            33.41%
Book value at year end          $       8.07      $       7.33      $       6.16     $       5.56      $       4.80
Total dividends paid            $  1,449,000      $  1,331,000      $  1,102,000     $  1,093,000      $    960,000
Average number of
  shares outstanding               4,434,321         4,434,321         4,472,664        4,551,777         4,602,864
Shares outstanding
  at year end                      4,434,321         4,434,321         4,434,321        4,512,255         4,585,077


<F1> Share and per share data has been restated for a 3 for 1 stock split in 2003.




SUMMARY OF QUARTERLY RESULTS
OF OPERATIONS FOR 2003 AND 2002


2003                               March 31           June 30       September 30      December 31          Total

Interest income                  $ 4,930,000       $ 4,933,000       $ 5,103,000      $ 5,130,000      $ 20,096,000
Interest expense                  (1,058,000)       (1,023,000)       (1,014,000)        (956,000)       (4,051,000)

Net interest income                3,872,000         3,910,000         4,089,000        4,174,000        16,045,000

Provision for loan losses           (150,000)         (110,000)          (30,000)        (330,000)         (620,000)
Non-interest income                  994,000           920,000           907,000        1,134,000         3,955,000
Non-interest expenses             (2,689,000)       (2,903,000)       (2,875,000)      (3,197,000)      (11,664,000)

Income before taxes                2,027,000         1,817,000         2,091,000        1,781,000         7,716,000
Income taxes                        (601,000)         (422,000)         (545,000)        (416,000)       (1,984,000)

Net income                       $ 1,426,000       $ 1,395,000       $ 1,546,000      $ 1,365,000      $  5,732,000

Basic earnings per share<F1>     $      0.32       $      0.31       $      0.35      $      0.31      $       1.29


2002                                March 31           June 30      September 30      December 31            Total

Interest income                  $ 5,010,000       $ 5,135,000       $ 5,276,000      $ 5,214,000      $ 20,635,000
Interest expense                  (1,444,000)       (1,365,000)       (1,308,000)      (1,214,000)       (5,331,000)

Net interest income                3,566,000         3,770,000         3,968,000        4,000,000        15,304,000

Provision for loan losses           (100,000)         (200,000)         (300,000)        (300,000)         (900,000)
Non-interest income                  753,000           732,000           824,000          839,000         3,148,000
Non-interest expenses             (2,441,000)       (2,377,000)       (2,464,000)      (2,805,000)      (10,087,000)

Income before taxes                1,778,000         1,925,000         2,028,000        1,734,000         7,465,000
Income taxes                        (530,000)         (617,000)         (615,000)        (461,000)       (2,223,000)

Net income                       $ 1,248,000       $ 1,308,000       $ 1,413,000      $ 1,273,000      $  5,242,000

Basic earnings per share<F1>     $      0.28       $      0.29       $      0.32      $      0.29      $       1.18


<F1> Data has been restated for a 3 for 1 stock split in 2003.




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

    The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic trends, primarily interest rates, affecting the entire banking industry. Changes in net interest income have the greatest impact on the Company's net income.

    National economic policies have caused interest rates to drop dramatically in the Company's marketplace over the past two years. As a result, the Company's yields on interest earning assets and the costs of interest bearing liabilities have decreased significantly. Locally, the economy continued to exhibit strength in 2003. While the local economic forecast has been bright, it should be acknowledged that the economy in most other areas of New York State continues to be sluggish. Significant improvement in the local economy continues to be demonstrated in the Sullivan County real estate market. Several major projects continued to progress along with a vibrant real estate market, which increase optimism in the county's future. A permanent concert facility is planned to begin construction on the original site of the Woodstock Festival in Bethel this year. A major health care facility employing 300 people is on track to open in 2004. Monticello Raceway will be opening a video slots gaming center in the summer of 2004. Several Native American run casinos are still on the horizon. The success of these projects, tourism, real estate values and the availability of qualified labor is critical to the economy and the Company.

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

FINANCIAL CONDITION

Total assets increased by $27.2 million or 8.4% to $352.2 million at December 31, 2003 from $325.0 million at December 31, 2002. The increase was primarily due to a $24.2 million or 14.3% increase in net loans from $168.9 million at December 31, 2002 to $193.1 million at December 31, 2003. The overall assets increase was funded by a $27.4 million increase in total deposits from $252.8 million at December 31, 2002 to $280.2 million at December 31, 2003. Much of the securities portfolio remains funded with long term borrowings from the Federal Home Loan Bank, a leveraging strategy implemented since 1997 in which the Company funded security purchases with FHLB borrowings at a positive interest rate spread.

    In 2003, total gross loans increased $24.7 million or 14.4% from $172.0 million to $196.7 million. Within the loan portfolio, commercial real estate loans increased $15.0 million to $59.8 million at December 31, 2003, residential real estate increased by $5.8 million to $78.3 million, home equity loans increased $3.5 million to $18.3 million and consumer installment loans decreased $2.0 million to $15.4 million. The growth in commercial real estate loans reflects the Company's strategy to provide loans for local real estate projects where there is strong loan to value ration (taking into consideration possible speculation regarding casino gambling proposals). The growth in residential mortgages reflects new products to meet the highly competitive nature of this market. As a result of casino gambling proposals and related local economic improvement, the Company anticipates continued residential and commercial real estate loan opportunities. Accordingly, additional growth is anticipated in real estate loans during 2004. The overall loan portfolio is structured in accordance with management's belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate projects could lose value.

    Other real estate owned at December 31, 2003 was $43,000 compared to $126,000 at December 31, 2002. Total non-performing loans decreased slightly from $3.2 million at December 31, 2002 to $3.1 million at December 31, 2003. Net loan charge-offs decreased from $446,000 in 2002 to $119,000 in 2003. At December 31, 2003, the allowance for loan losses equaled $3.6 million representing 1.81% of total gross loans outstanding and 114.3% of total non-performing loans.

    Total deposits increased $27.4 million to $280.2 million at December 31, 2003 from $252.8 million at December 31, 2002. Within the deposit mix, lower costing core deposits increased significantly as did higher costing time deposits. Much of the increase in deposits was caused by the continued growth of newer branches and the attraction of new customers from larger regional banks. The Company continues to be successful in increasing demand deposit balances, which provides a pool of low cost funds for reinvestment opportunities. Demand deposits increased from $49.7 million at December 31, 2002 to $59.2 million at December 31, 2003, an increase of $9.5 million or 19.2%. Time deposits increased from $88.4 million at December 31, 2002 to $102.0 million at December 31, 2003, an increase of $13.6 million or 15.4%.

    Total stockholders' equity was $35.8 million at December 31, 2003, an increase of $3.3 million from December 31, 2002. The increase was due primarily to net income of $5.7 million partially offset by cash dividends of $1.4 million and a reduction in accumulated other comprehensive income of $994,000.

RESULTS OF OPERATIONS 2003 VERSUS 2002

NET INCOME

Net income for 2003 of $5.7 million increased 9.3% or $490,000 from the 2002 net income of $5.2 million. The higher level of earnings in 2003 reflects the interaction of a number of factors. The most significant factor which increased 2003 net income was the decrease in interest expense, primarily because of lower rates, to $4.0 million from $5.3 million in 2002, a decrease of $1.3 million or 24.0%. An additional factor was the increase in non-interest income, primarily as a result of service charge income and gains on the sale of securities, to $4.0 million from $3.1 million in 2002, an increase of $807,000 or 25.6%. Salary and employee benefit expense increased $464,000 or 7.6% primarily due to the addition of new employees, normal salary increases and the increased costs of providing pension and health care benefits. Occupancy and equipment expense increased $500,000 or 29.5%, primarily due to increases in insurance premiums, building and equipment depreciation expense and maintenance expense.

INTEREST INCOME AND INTEREST EXPENSE

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

    The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.0 million for 2003 represented an increase of 6.7% compared to $15.9 million for 2002. Net interest margin increased to 5.56% in 2003 compared to 5.55% in 2002, as decreases in cost of deposits and borrowings exceeded decreases in earning asset yields.

    Total interest income for 2003 was $21.1 million, compared to $21.3 million in 2002. The decrease in 2003 is the result of a 53 basis point decrease in the earning asset yield which was partially offset by an increase in the average balance of interest earning assets from $287.5 million in 2002 to $306.3 million in 2003, an increase of 6.5%. Interest income from the increase in earning assets was offset by an overall decrease in average yield on earning assets of 53 basis points in 2003. Total average securities (securities available for sale and securities held to maturity) increased $2.8 million or 2.3% in 2003 to $121.1 million. The increase in 2003 reflects the investment of excess funds from increased deposits, which were not needed to fund new loans. The increased in average security balances was offset by a lower yield on total securities which decreased from 6.27% in 2002 to 5.62% in 2003 due to the overall decline in interest rates. In 2003, average loans increased $17.7 million to $183.3 million from $165.6 million in 2002. Concurrently the average loan yield decreased from 8.32% in 2002 to 7.76% in 2003. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 72.0% of total loans in 2003. In 2004, any increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

    Total interest expense in 2003 decreased $1.3 million or 24.3% over 2002. The average balance of interest bearing liabilities increased from $230.4 million in 2002 to $248.3 million in 2003, an increase of 7.8%. During 2003, the average cost of total interest bearing liabilities decreased by

68 basis points, reflecting the lower overall market interest rates during the year.

    Average interest bearing deposits increased $14.3 million to reach $213.8 million in 2003, an increase of 7.2%. The lower interest rates paid on time deposits resulted from general market conditions in 2003 as compared to 2002, a reduction of 92 basis points from 3.21% in 2002 to 2.29%. Interest rates on interest bearing deposits decreased from an average rate paid of 2.01% in 2002 to 1.30% in 2003. In 2003, average demand deposit balances increased 13.3% over 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $620,000 in 2003 as compared to $900,000 in 2002 as a result of improved asset quality. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

    Total non-performing loans decreased slightly from $3.2 million at December 31, 2002 to $3.1 million at December 31, 2003. Net loan charge-offs decreased from $446,000 in 2002 to $119,000 in 2003 while gross charge-offs decreased from $662,000 in 2002 to $488,000 in 2003.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.


ANALYSIS OF THE CHANGES IN ALLOWANCE
FOR LOAN LOSSES FOR 2003, 2002 AND 2001


                                        2003              2002              2001             2000              1999

Balance at beginning of year      $3,068,000        $2,614,000        $2,435,000       $2,336,000        $2,310,000
Charge-offs:
   Commercial, financial
     and agriculture                (141,000)         (404,000)          (29,000)          (9,000)          (29,000)
   Real estate -- mortgage            (5,000)          (84,000)          (35,000)         (28,000)          (74,000)
   Installment loans                (240,000)         (108,000)         (179,000)        (214,000)         (246,000)
   Other loans                      (102,000)          (66,000)          (76,000)         (95,000)          (96,000)

      Total charge-offs             (488,000)         (662,000)         (319,000)        (346,000)         (445,000)

Recoveries:
   Commercial, financial
     and agriculture                 235,000            17,000            43,000           31,000            15,000
   Real estate -- mortgage             7,000            97,000            38,000           16,000            59,000
   Installment loans                 104,000            84,000            95,000           71,000            82,000
   Other loans                        23,000            18,000            22,000           27,000            15,000

      Total recoveries               369,000           216,000           198,000          145,000           171,000

Net charge-offs                     (119,000)         (446,000)         (121,000)        (201,000)         (271,000)
Provision charged to operations      620,000           900,000           300,000          300,000           300,000

Balance at end of year            $3,569,000        $3,068,000        $2,614,000       $2,435,000        $2,336,000

Ratio of net charge-offs to
  average outstanding loans             0.06%             0.27%             0.08%            0.14%             0.20%


    The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential non-performing loans early; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

    The allowance for loan losses was $3.6 million at December 31, 2003 compared to $3.1 million and $2.6 million at December 31, 2002 and 2001, respectively. The allowance as a percentage of total loans was 1.81% at December 31, 2003, compared to 1.78% and 1.61% at December 31, 2002 and 2001, respectively. The allowance's coverage of non-performing loans was 114.3% at December 31, 2003 compared to 95.3% and 157.7% at December 31, 2002 and 2001 respectively.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,


                                2003                 2002                2001                2000                1999

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

Residential mortgages<F1>  $1,011      52.4%   $  890      52.2%   $  848      55.1%   $   802      56.0%   $  816      55.0%
Commercial mortgages          300      30.2       300      27.3       300      21.6        500      21.4       275      22.3
Commercial loans            1,255       8.7      1010       8.1       630       7.0        381       7.2       545       9.4
Installment loans             828       7.8       644      11.0       603      13.4        542      13.9       514      12.0
Other loans                   175       0.9       224       1.4       233       2.9        210       1.5       186       1.3

      Total                $3,569     100.0%   $3,068     100.0%   $2,614     100.0%    $2,435     100.0%   $2,336     100.0%


<F1> Includes home equity loans.



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



DECEMBER 31, 2003
                                                    90 Days or
                                                   More, Still
Loan Category                     Nonaccrual          Accruing             Total      Percentage<F1>       Percentage<F2>

Residential mortgages
  (includes home equity loans)    $  411,000        $  379,000        $  790,000                0.8%             25.3%
Commercial mortgages                 514,000         1,364,000         1,878,000                3.1              60.1
Commercial loans                     434,000             7,000           441,000                2.6              14.1
Installment loans                         --            14,000            14,000                0.1               0.5

      Total                       $1,359,000        $1,764,000        $3,123,000                1.6%            100.0%


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



    Total nonperforming residential mortgage, commercial mortgage and commercial loans represent 0.8%, 3.1%, and 2.6% of the respective portfolio totals, compared to 2.5%, 0.8%, and 5.1% at December 31, 2002, respectively. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

    From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2003, 2002, and 2001.

LOAN PORTFOLIO

Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.



LOAN PORTFOLIO COMPOSITION

At December 31,             2003                 2002                  2001               2000                1999

(Dollars in Thousands) Amount    Percent    Amount    Percent    Amount    Percent   Amount   Percent   Amount   Percent

REAL ESTATE LOANS
Residential          $ 78,339      39.6%  $ 72,559     41.7%  $ 67,246     40.3%  $ 64,933     42.6%  $ 65,676      45.5%
Commercial             59,799      30.2     44,807     25.7     39,940     23.9     33,638     22.1     29,211      20.3
Home equity            18,337       9.3     14,825      8.5     12,756      7.6     11,496      7.6     10,359       7.2
Farm land               2,872       1.4      1,828      1.1      2,009      1.2      1,537      1.0      1,388       1.0
Construction            4,102       2.1      3,414      2.0      5,570      3.3      1,416      0.9      1,915       1.3

                     $163,449      82.6   $137,433     79.0   $127,521     76.3   $113,070     74.2   $108,549      75.3

OTHER LOANS
Commercial loans     $ 17,157       8.7%  $ 17,445     10.0%  $ 18,111     10.9%  $ 17,822     11.7%  $ 13,498       9.4%
Consumer
  installment loans    15,350       7.7     17,314      9.9     19,222     11.5     19,685     12.9     19,922      13.8
Other consumer loans    1,488       0.8      1,537      0.9      1,504      0.9      1,409      0.9      1,876       1.3
Agricultural loans        403       0.2        375      0.2        667      0.4        421      0.3        370       0.2

                       34,398      17.4     36,671     21.0     39,504     23.7     39,337     25.8     35,666      24.7

   Total loans        197,847     100.0%   174,104    100.0%   167,025    100.0%   152,357    100.0%   144,215     100.0%

Unearned discounts     (1,172)              (2,127)             (4,314)             (4,901)             (3,954)
Allowance for
  loan loss            (3,569)              (3,068)             (2,614)             (2,435)             (2,336)

   Total loans, net  $193,106             $168,909            $160,097            $145,021            $137,925


    The following table indicates the amount of loans in portfolio categories according to their period to maturity. The table also indicates the dollar amount of these loans that have predetermined or fixed rates vs. variable or adjustable rates.


MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2003

                                                                        One Year
                                                      One Year           Through            After
                                                       or Less        Five Years         Five Years          Total

Commercial and agricultural                            $ 9,095            $5,966           $2,499           $17,560
Real estate construction                                 4,002               100               --             4,102

      Total                                            $13,097            $6,066           $2,499           $21,662

Interest sensitivity of loans:
   Predetermined rate                                  $10,221            $5,854           $2,049           $18,124
   Variable rate                                         2,876               212              450             3,538

      Total                                            $13,097            $6,066           $2,499           $21,662


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

    The following are the changes in other real estate owned during the last two years:

Years Ended December 31,         2003              2002

Beginning balance           $ 126,000       $ 1,237,000
Additions (includes
  costs capitalized)          176,000           414,000
Sales                        (230,000)       (1,515,000)
Write downs                   (29,000)          (10,000)

Ending balance              $  43,000       $   126,000


NON-INTEREST INCOME AND EXPENSE

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income in 2003 increased 25.6% or $807,000 over 2002. The increase is attributable to securities gains, higher monthly service charges for checking accounts, and income recorded for the increase in cash surrender value of bank-owned life insurance.

    Non-interest expense increased by $1.6 million or 15.6% in 2003. Salaries and employee benefit expense increased 7.6% to $6.5 million in 2003. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefits. Occupancy and equipment expense increased 29.5% to reach $2.2 million in 2003, due to increases in insurance premiums, building and equipment depreciation expense and maintenance expense. Net other real estate owned expense (income) increased $391,000 to $83,000 in 2003 from $308,000 of income in 2003 primarily due to the lack of gains on sales. Other non-interest expense increased by $222,000 or 8.5% in 2003 to $2.8 million from $2.6 million in 2002.

INCOME TAX EXPENSE

Income tax expense totaled $1,984,000 in 2003 versus $2,223,000 in 2002. The effective tax rate approximated 25.7% in 2003 and 29.8% in 2002. These relatively low effective tax rates reflects the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

RESULTS OF OPERATIONS 2002 VERSUS 2001

NET INCOME

Net income for 2002 of $5.2 million increased 44.6% or $1.6 million from the 2001 net income of $3.6 million. The higher level of earnings in 2002 reflects the interaction of a number of factors. The most significant factor which increased 2002 net income was the decrease in interest expense to $5.3 million from $7.6 million in 2001, a decrease of $2.3 million or 30.1%. An additional factor was the increase in interest income to $20.6 million from $20.2 million in 2001, an increase of $405,000 or 2.0%. The provision for loan losses was $900,000 in 2002 versus $300,000 in 2001. Salary expense increased $343,000 or 9.1% in 2002, primarily due to the addition of new employees and normal salary increases. Employee benefit expenses increased by $369,000 or 23.0% primarily due to increased costs of providing pension and health care benefits. Net other real estate owned expense decreased by $1,022,000 in 2002, primarily due to gains from the disposition of foreclosed condominium units.

INTEREST INCOME AND INTEREST EXPENSE

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $15.9 million for 2002 represented an increase of 21.5% compared to $13.1 million for 2001. Net interest margin increased to 5.55% in 2002 compared to 4.96% in 2001, as decreases in cost of deposits and borrowings exceeded decreases in earning asset yields.

    Total interest income for 2002 was $21.3 million, compared to $20.8 million in 2001. The increase is the result of an increase in the average balance of interest earning assets from $264.8 million in 2001 to $287.5 million in 2002, an increase of 8.6%. Interest income from the increase in earning assets was offset by an overall decrease in average yield on earning assets of 44 basis points in 2002. Total average securities (securities available for sale and securities held to maturity) increased $16.6 million or 16.4% in 2002 to $118.3 million. The increase in 2002 reflects the investment of excess funds from increased deposits, which were not needed to fund new loans. The increase in average security balances was offset by a lower yield on total securities which decreased from 6.63% in 2001 to 6.27% in 2002 due to the overall decline in interest rates. In 2002, average loans increased $8.4 million to $165.6 million from $157.2 million in 2001. Concurrently the average loan yield decreased from 8.75% in 2001 to 8.32% in 2002. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.1% of total loans in 2002.

    Total interest expense in 2002 decreased $2.3 million or 30.1% over 2001. The average balance of interest bearing liabilities increased from $214.5 million in 2001 to $230.4 million in 2002, an increase of 7.4%. During 2002, the average cost of total interest bearing liabilities decreased by 125 basis points, reflecting the lower overall market interest rates during the year.

    Average interest bearing deposits increased $6.6 million to reach $199.5 million in 2002, an increase of 3.4%. The lower interest rates paid on time deposits resulted from general market conditions in 2002 as compared to 2001, a reduction of 165 basis points from 4.86% in 2001 to 3.21%. Interest rates on interest bearing deposits decreased from an average rate paid of 3.39% in 2001 to 2.01% in 2002. In 2002, average demand deposit balances increased 16.7% over 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $900,000 in 2002 versus $300,000 in 2001. Provisions for loan losses are recorded to maintain the allowance for loan losses at an amount management considers adequate to cover loan losses, which are deemed probable and can be estimated. These provisions were based upon a number of factors, including asset classifications, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, economic trends, industry experience and trends, estimated collateral values and underwriting policies. Total non-performing loans increased from $1.7 million at December 31, 2001 to $3.2 million at December 31, 2002. Net loan charge-offs increased from $121,000 in 2001 to $446,000 2002 At December 31, 2002 the allowance for loan losses equaled $3.1 million representing 1.78% of total gross loans outstanding and 95.3% of total non-performing loans.

NON-INTEREST INCOME AND EXPENSE

Non-interest income primarily consists of service charges, commissions and fees for various banking services and securities gains and losses. Total non-interest income in 2002 increased 11.8% or $332,000 over 2001. Increase is attributable to ATM debit card revenue, income from ATM fees charged to nonbank customers, increases in fees for NSF checks, higher monthly service charges for checking accounts, and income recorded for the increase in cash surrender value of bank-owned life insurance.

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

INCOME TAX EXPENSE

Income tax expense totaled $2,223,000 in 2002 versus $1,322,000 in 2001. The effective tax rate approximated 29.8% in 2002 and 26.7% in 2001. This relatively low tax rate reflects the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers' requests for funding. See Note 16 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning off-balance sheet arrangements.

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $31.9 million, which may be used to meet unforeseen liquidity demands. There were overnight borrowings of $5,000,000 at a rate of 1.04% being used at December 31, 2003. Five separate FHLB term advances totaling $27.0 million at December 31, 2003 were being used to fund securities leverage transactions.

    In 2003, cash generated from operating activities amounted to $6.6 million and cash generated from financing activities amounted to $22.1 million. These amounts were offset by a use of cash in investing activities of $25.5 million, resulting in a net increase in cash and cash equivalents of $3.1 million. See the Consolidated Statements of Cash Flows for additional information.

    The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2003

Deposits

Due three months or less                    $ 7,833,000
Over three months through six months          2,691,000
Over six months through twelve months         2,960,000
Over twelve months                            9,379,000

                                            $22,863,000

    Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management's primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and shareholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders' equity increased $3.3 million or 10.1% in 2003 following an increase of 19.0% in 2002.

    The Company retained $4.3 million from 2003 earnings, while an other comprehensive loss decreased stockholders' equity by $1.0 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

    Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.7% and total risk-based capital was 17.9% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.3% is well above the 4.0% minimum regulatory requirement.

The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements.



As of December 31,                                                2003                  2002

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale           $ 35,013,000          $ 30,544,000

TIER II CAPITAL
Allowance for loan losses<F1>                                   2,604,000             2,287,000

Total risk-based capital                                     $ 37,617,000          $ 32,831,000

Risk-weighted assets<F2>                                     $209,678,000          $184,133,000

Average assets                                               $340,575,000          $313,022,000

RATIOS
Tier I risk-based capital (minimum 4.0%)                            16.70%                16.60%
Total risk-based capital (minimum 8.0%)                             17.90%                17.80%
Leverage (minimum 4.0%)                                             10.30%                 9.80%


<F1> The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

<F2> Risk-weighted assets have been reduced for the portion allowance for loan losses excluded from total risk-based capital.



CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2003:



                                   Less Than               1-3               3-5        More Than
                                      1 Year             Years             Years          5 Years             Total

Federal Home Loan
  Bank borrowings                     $8,500            $3,500           $10,000           $5,000           $27,000
Operating leases                         118               188                87               16               409

      Total                           $8,618            $3,688           $10,087           $5,016           $27,409


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities initiated after December 31, 2002 and did not have any effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities

(or as assets in some circumstances). SFAS No. 150 also includes required disclosures for financial instruments within its scope. For SEC registrants such as the Company, SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

    In December 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (VIE). FIN No. 46R replaces FIN No. 46 that was issued in January 2003. The Company is required to apply FIN No. 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company held no interest in special-purpose entities as December 31, 2003. Adoption of FIN No. 46R with respect to other types of VIEs in the first quarter of 2004 is not expected to have any impact on the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2003, 2002 and 2001. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.


CONSOLIDATED AVERAGE BALANCE SHEET 2003

                                                                       Percentage
                                                                         of Total
                                                           Average        Average           Interest        Average
                                                          Balance          Assets        Earned/Paid     Yield/Rate

ASSETS
Securities available for sale and held to maturity:<F3>
Taxable securities                                    $ 75,504,000             22.17%    $ 3,893,000              5.16%
Tax exempt securities                                   45,579,000             13.38       2,913,000              6.39%

      Total securities                                 121,083,000             35.55       6,806,000              5.62%

Short-term investments                                   1,871,000              0.55          23,000              1.23%
Loans (net of unearned discount)
   Real estate mortgages                               131,978,000             38.75      10,108,000              7.66%
   Home equity loans                                    16,826,000              4.94       1,073,000              6.38%
   Time and demand loans                                14,387,000              4.22         947,000              6.58%
   Installment and other loans                          20,144,000              5.92       2,098,000             10.42%

      Total loans<F1>                                  183,335,000             53.83      14,226,000              7.76%

      Total interest earning assets                    306,289,000             89.93      21,055,000              6.87%

Allowance for loan losses                               (3,149,000)            (0.92)
Unrealized gains and losses on portfolio                 1,924,000              0.57
Cash and due from banks (demand)                        12,436,000              3.65
Fixed assets (net)                                       3,206,000              0.94
Bank owned life insurance                               12,005,000              3.52
Other assets                                             7,864,000              2.31

      Total assets                                    $340,575,000            100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                            $ 37,363,000             10.97%        169,000              0.45%
Savings and insured money market deposits               86,323,000             25.34         542,000              0.63
Time deposits                                           90,067,000             26.45       2,067,000              2.29

      Total interest bearing deposits                  213,753,000             62.76       2,778,000              1.30

Federal funds purchased and other short-term debt        4,808,000              1.41          56,000              1.16
Long-term debt                                          29,753,000              8.74       1,203,000              4.04

      Total interest bearing liabilities               248,314,000             72.91       4,037,000              1.63

Demand deposits                                         54,934,000             16.13
Other liabilities                                        3,766,000              1.11

      Total liabilities                                307,014,000             90.15
Stockholders' equity                                    33,561,000              9.85

      Total liabilities and stockholders' equity      $340,575,000            100.00%

Net interest income                                                                      $17,018,000

Net interest spread                                                                                               5.24%

Net interest margin<F2>                                                                                           5.56%


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



DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2002

                                                                       Percentage
                                                                         of Total
                                                           Average        Average         Interest         Average
                                                          Balance          Assets      Earned/Paid      Yield/Rate

ASSETS
Securities available for sale and held to maturity:<F3>
Taxable securities                                    $ 92,083,000           29.42%    $ 5,542,000           6.02%
Tax exempt securities                                   26,241,000            8.38       1,873,000           7.14%

      Total securities                                 118,324,000           37.80       7,415,000           6.27%

Short-term investments                                   3,550,000            1.13          78,000           2.20%
Loans (net of unearned discount)
   Real estate mortgages                               117,744,000           37.62       9,619,000           8.17%
   Home equity loans                                    13,973,000            4.46         981,000           7.02%
   Time and demand loans                                13,370,000            4.27         903,000           6.75%
   Installment and other loans                          20,520,000            6.56       2,283,000          11.13%

      Total loans<F1>                                  165,607,000           52.91      13,786,000           8.32%

      Total interest earning assets                    287,481,000           91.84      21,279,000           7.40%

Allowance for loan losses                               (2,666,000)          (1.00)
Unrealized gains and losses on portfolio                 1,593,000            0.51
Cash and due from banks (demand)                        10,299,000            3.29
Fixed assets (net)                                       3,106,000            0.99
Bank owned life insurance                                7,666,000            2.45
Other assets                                             5,543,000            1.77

      Total assets                                    $313,022,000          100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                            $ 33,799,000           10.80%        241,000           0.71%
Savings and insured money market deposits               73,379,000           23.44         806,000           1.10
Time deposits                                           92,309,000           29.49       2,960,000           3.21

      Total interest bearing deposits                  199,487,000           63.73       4,007,000           2.01

Federal funds purchased and other short-term debt          927,000            0.30          20,000           2.16
Long-term debt                                          30,000,000            9.58       1,304,000           4.35

      Total interest bearing liabilities               230,414,000           73.61       5,331,000           2.31

Demand deposits                                         48,466,000           15.48
Other liabilities                                        3,871,000            1.24

      Total liabilities                                282,751,000           90.33
Stockholders' equity                                    30,271,000            9.67

      Total liabilities and stockholders' equity      $313,022,000          100.00%

Net interest income                                                                    $15,948,000

Net interest spread                                                                                          5.09%

Net interest margin<F2>                                                                                      5.55%


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



DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2001

                                                                       Percentage
                                                                         of Total
                                                           Average        Average          Interest        Average
                                                          Balance          Assets       Earned/Paid     Yield/Rate

ASSETS
Securities available for sale and held to maturity:<F3>
Taxable securities                                    $ 81,577,000           28.44%    $ 5,204,000           6.38%
Tax exempt securities                                   20,099,000            7.01       1,542,000           7.67

      Total securities                                 101,676,000           35.45       6,746,000           6.63

Short-term investments                                   5,913,000            2.06         258,000           4.36
Loans (net of unearned discount)
   Real estate mortgages                               108,839,000           37.95       9,246,000           8.50
   Home equity loans                                    11,807,000            4.12         987,000           8.36
   Time and demand loans                                10,935,000            3.81         976,000           8.93
   Installment and other loans                          25,584,000            8.92       2,541,000           9.93

      Total loans<F1>                                  157,165,000           54.80      13,750,000           8.75

      Total interest earning assets                    264,754,000           92.31      20,754,000           7.84%

Allowance for loan losses                               (2,553,000)          (1.00)
Unrealized gains and losses on portfolio                   619,000            0.22
Cash and due from banks (demand)                         8,787,000            3.06
Fixed assets (net)                                       2,645,000            0.92
Bank owned life insurance                                7,112,000            2.48
Other assets                                             5,459,000            1.90

      Total assets                                    $286,823,000          100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                            $ 29,668,000           10.34%        416,000           1.40%
Savings and insured money market deposits               63,864,000           22.27       1,295,000           2.03
Time deposits                                           99,384,000           34.65       4,833,000           4.86

      Total interest bearing deposits                  192,916,000           67.26       6,544,000           3.39

Federal funds purchased and other short-term debt          409,000            0.14          15,000           3.67
Long-term debt                                          21,156,000            7.38       1,068,000           5.05

      Total interest bearing liabilities               214,481,000           74.78       7,627,000           3.56

Demand deposits                                         41,515,000           14.47
Other liabilities                                        2,688,000            0.94

      Total liabilities                                258,684,000           90.19
Stockholders' equity                                    28,139,000            9.81

      Total liabilities and stockholders' equity      $286,823,000          100.00%

Net interest income                                                                    $13,127,000

Net interest spread                                                                                          4.28%

Net interest margin<F2>                                                                                      4.96%


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



The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2003 as compared to 2002, and 2002 as compared to 2001.

    The changes in interest income and expense attributable to both rate and volume have been allocated to rate on a consistent basis.


VOLUME AND RATE ANALYSIS

                                   2003 Compared to 2002                        2002 Compared to 2001
                                     Increase (Decrease)                         Increase (Decrease)
                                       Due to Change In                            Due to Change In

                                    Volume           Rate         Total         Volume           Rate          Total

INTEREST INCOME
Investment securities and
  securities available for sale $   173,000    $  (782,000)   $  (609,000)   $1,104,000    $  (435,000)   $   669,000
Short-term investments              (37,000)       (18,000)       (55,000)     (103,000)       (77,000)      (180,000)
Loans                             1,477,000     (1,037,000)       440,000       743,000       (707,000)        36,000

      Total interest income       1,613,000     (1,837,000)      (224,000)    1,744,000     (1,219,000)       525,000


INTEREST EXPENSE
NOW and
  Super NOW deposits              2,530,000     (2,602,000)       (72,000)       58,000       (233,000)      (175,000)
Savings and insured
  money market deposits             137,000       (401,000)      (264,000)      192,000       (704,000)      (512,000)
Time deposits                       (72,000)      (821,000)      (893,000)     (344,000)    (1,529,000)    (1,873,000)
Federal funds purchased
and other short-term debt           205,000       (169,000)        36,000        27,000          1,000         28,000
Long-term debt                      (11,000)       (90,000)      (101,000)      447,000       (211,000)       236,000

      Total interest expense      2,789,000     (4,083,000)    (1,294,000)      380,000     (2,676,000)    (2,296,000)

      Net interest income       $(1,176,000)    $2,246,000    $ 1,070,000    $1,364,000    $ 1,457,000    $ 2,821,000


INFLATION

The Company's operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.


SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS<F1>

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

                                  Under 1 Year           1-5 Years          5-10 Years         After 10 Years

December 31, 2003              Balance    Rate      Balance    Rate       Balance    Rate      Balance     Rate       Total

U.S. Government Agency       $17,485,000   5.27%   $ 7,488,000   5.11%   $ 9,964,000   4.48%   $24,900,000   5.40%   $ 59,837,000
Municipal securities --
  tax exempt<F2>               4,477,000   3.48     11,007,000   4.62     30,641,000   3.46      4,123,000   4.05      50,248,000
Mortgage backed securities
  and collateralized
  mortgage obligations         6,419,000   6.00        793,000   5.24        791,000   4.82      1,431,000   4.82       9,434,000

                             $28,381,000   5.15%   $19,288,000   4.83%   $41,396,000   2.65%   $30,454,000   4.64%   $119,519,000


<F1> The analysis shown above combines the Company's Securities Available for
     Sale portfolio and the Investment Securities portfolio, excluding equity securities. All securities are included above at their amortized cost.

<F2> Yields on tax exempt securities have not been stated on a tax equivalent basis.



MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The consolidated financial statements and related information in the 2003 Annual Report were prepared by management in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains internal controls and accounting policies and procedures designed to provide reasonable assurance of the accountability and safeguarding of the Company's assets and of the accuracy of reported financial information. These controls and procedures include management evaluations of asset quality and the impact of economic events; organizational arrangements that provide an appropriate division of responsibility; and a program of internal audits to evaluate independently the effectiveness of internal controls and the extent of ongoing compliance with the Company's adopted policies and procedures.

    The responsibility of the Company's independent auditors, KPMG LLP, is limited to the expression of an opinion as to the fair presentation of the consolidated financial statements based on their audit conducted in accordance with auditing standards generally accepted in the United States of America.

    The Board of Directors, through its Audit Committee, is responsible for insuring that both management and the independent auditors fulfill their respective responsibilities with regard to the consolidated financial statements. The Audit Committee, which is comprised entirely of directors who are not officers or employees of the Company, meets periodically with management, the internal auditor and the independent auditors. The internal auditor and independent auditors have full and free access to and meet with the Audit Committee, without management being present, to discuss financial reporting and other relevant matters.

    The consolidated financial statements have not been reviewed or confirmed for accuracy or relevance by the Office of the Comptroller of the Currency.

/s/ Raymond Walter                       /s/ Charles E. Burnett
Raymond Walter                           Charles E. Burnett
President and Chief Executive Officer    Treasurer and Chief Financial Officer
Jeffersonville Bancorp                   Jeffersonville Bancorp

March 19, 2004

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective of interest rate risk management to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate is changes between assets and liabilities. Perfectly matching the repricing of assets and liabilities can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap," is illustrated in the table below as of December 31, 2003. This table measures the incremental and cumulative gap, or difference between assets and liabilities subject to repricing during the periods indicated. The dollar amounts presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive liabilities are generally subject to repricing sooner than rate sensitive assets. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action. The following is one of several different analysis tools management utilizes in managing interest rate risk.


                                                0 to 3         3 to 12         1 to 5          Over 5
Maturity                                        Months          Months          Years           Years          Total

Loans, net<F1>                              $  9,522,000    $ 18,968,000    $ 90,681,000    $ 73,935,000    $193,106,000
Taxable securities<F2>                         6,139,000      18,418,000       8,281,000      37,086,000      69,924,000
Non taxable securities<F2>                            --       4,477,000      11,007,000      34,764,000      50,248,000

      Total interest earning assets         $ 15,661,000    $ 41,863,000    $109,969,000    $145,785,000    $313,278,000

NOW and Super NOW accounts                  $  1,148,000    $  3,444,000    $ 16,834,000    $ 16,864,000    $ 38,290,000
Savings and insured
  money market deposits<F1><F3>                3,501,000      10,503,000      26,748,000      40,016,000      80,768,000
Time deposits<F3>                             24,350,000      32,502,000      45,108,000          20,000     101,980,000
Long term borrowings<F1>                              --       8,500,000      13,500,000       5,000,000      27,000,000
Short term borrowings<F1>                      5,521,000              --              --              --       5,521,000

      Total interest bearing liabilities    $ 34,520,000    $ 54,949,000    $102,190,000    $ 61,900,000    $253,559,000

Gap                                         $(18,859,000)   $(13,086,000)   $  7,779,000    $ 83,885,000    $ 59,719,000
Cumulative gap                               (18,859,000)    (31,945,000)    (24,166,000)     59,719,000
Cumulative gap as a percentage
  of total interest earning assets                 (6.02)%        (10.20)%         (7.71)%         19.06%


<F1> Based on contractual maturity or period to repricing.

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



    There are several significant shortcomings inherent in the gap analysis. For example, although certain assets and liabilities have similar periods to maturity or to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while other interest rates may lag behind changes in market interest rates. Management takes these factors, and others, into consideration when reviewing the Company's gap position and establishing its asset/liability strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and supplementary data are found on pages 3 to 27 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There were no changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See "Nomination of Directors and Election of Directors" on page 3 of the proxy statement ("Proxy Statement") for the Company's 2004 annual meeting which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2003 fiscal year end, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

See "Executive Compensation" on page 12 of the Proxy Statement, which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See "Security Ownership of Certain Beneficial Owners and of Management" on page 9 of the Proxy Statement, which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See "Director and Executive Officer Information" on pages 3-5, "Transactions with Management" on page 17 and "Remuneration of Management and Others" on pages 6, 12-15 and 17 of the Proxy Statement, which are incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See "Audit Fees" on page 16 of the Proxy Statement, which is incorporated herein by reference.

                                   PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated financial statements and schedules of the Company and Bank. The following consolidated financial statements herein:

       Consolidated Balance Sheets -- December 31, 2003 and 2002
       Consolidated Statements of Income
       Years Ended December 31, 2003, 2002 and 2001
       Consolidated Statements of Changes in Stockholders' Equity
       Years Ended December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows
       Years Ended December 31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements
       Independent Auditors' Report

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

       21.1  Subsidiaries of the Company

       31.1  Section 302 Certification of Chief Executive Officer

       31.2  Section 302 Certification of Chief Financial Officer

       32.1  906 certification of Chief Executive Officer

       32.2  906 certification of Chief Financial Officer

(b)    Reports on Form 8-K
       The Company filed a Form 8-K on November 11, 2003 reporting the Company's third quarter earnings.

(c) Exhibits to this Form 10-K are attached or incorporated herein by reference.

(d)    Not applicable

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2004  By: /s/ Raymond Walter      By: /s/ Charles E. Burnett
                           Chief Executive Officer     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                       DATE

/s/ Arthur E. Keesler         Chairman-Director           March 19, 2004
Arthur E. Keesler

/s/ John M. Riley             Vice President              March 19, 2004
John M. Riley

/s/ John K. Gempler           Secretary-Director          March 19, 2004
John K. Gempler

/s/ Edward T. Sykes           Director                    March 19, 2004
Edward T. Sykes

/s/ Raymond Walter            Chief Executive Officer     March 19, 2004
Raymond Walter                President-Director

/s/ Earle A. Wilde            Director                    March 19, 2004
Earle A. Wilde

/s/ James F. Roche            Director                    March 19, 2004
James F. Roche

/s/ John W. Galligan          Director                    March 19, 2004
John W. Galligan

/s/ Kenneth C. Klein          Director                    March 19, 2004
Kenneth C. Klein

/s/ Gibson E. McKean          Director                    March 19, 2004
Gibson E. McKean

/s/ Solomon Katzoff           Director                    March 19, 2004
Solomon Katzoff

/s/ Douglas A. Heinle         Director                    March 19, 2004
Douglas A. Heinle

                                                                 EXHIBIT 31.1

                          CERTIFICATION SECTION 302

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                       /s/ Raymond Walter
                                       Raymond Walter
March 19, 2004                         President and Chief Executive Officer

                                                                 EXHIBIT 31.2

                          CERTIFICATION SECTION 302

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;

     c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                       /s/ Charles E. Burnett
                                       Charles E. Burnett
March 19, 2004                         Treasurer and Chief Financial Officer

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Jeffersonville Bancorp:

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Albany, New York
February 13, 2004


CONSOLIDATED BALANCE SHEETS


December 31,                                                                              2003                 2002

ASSETS
Cash and due from banks (note 2)                                                  $ 15,992,000         $ 12,874,000
Securities available for sale, at fair value (notes 3 and 7)                       115,564,000          117,942,000
Securities held to maturity (estimated fair value of $5,947
  at December 31, 2003 and $4,789 at December 31, 2002) (note 3)                     5,916,000            4,673,000
Loans, net of allowance for loan losses of $3,569 at December 31, 2003
  and $3,068 at December 31, 2002 (notes 4, 7, and 8)                              193,106,000          168,909,000
Accrued interest receivable                                                          2,301,000            2,129,000
Premises and equipment, net (note 5)                                                 3,063,000            3,230,000
Federal Home Loan Bank stock (notes 7 and 8)                                         1,600,000            1,900,000
Other real estate owned                                                                 43,000              126,000
Cash surrender value of bank-owned life insurance                                   12,268,000           11,734,000
Other assets                                                                         2,351,000            1,508,000

         Total assets                                                             $352,204,000         $325,025,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand deposits                                                             $ 59,189,000         $ 49,675,000
      NOW and Super NOW accounts                                                    38,290,000           35,630,000
      Savings and money market deposits                                             80,768,000           79,094,000
      Time deposits (note 6)                                                       101,980,000           88,393,000

         Total deposits                                                            280,227,000          252,792,000

   Federal Home Loan Bank borrowings (note 7)                                       27,000,000           30,000,000
   Short-term borrowings (note 8)                                                    5,521,000            6,433,000
   Accrued expenses and other liabilities                                            3,670,000            3,303,000

         Total liabilities                                                         316,418,000          292,528,000

Commitments and contingent liabilities (note 16)

Stockholders' equity (notes 11, 12, and 13):
   Series A preferred stock, no par value; 2,000,000 shares
     authorized; none issued                                                                --                   --
   Common stock, $0.50 par value; 11,250,000 shares authorized;
     4,767,786 shares issued at December 31, 2003 and
     1,589,262 shares issued at December 31, 2002                                    2,384,000              795,000
   Paid-in capital                                                                   6,483,000            8,072,000
   Treasury stock, at cost; 333,465 shares at December 31, 2003
     and 111,155 shares at December 31, 2002                                        (1,108,000)          (1,108,000)
   Retained earnings                                                                27,947,000           23,664,000
   Accumulated other comprehensive income, net of taxes of
     $57 at December 31, 2003 and $742 at December 31, 2002                             80,000            1,074,000

         Total stockholders' equity                                                 35,786,000           32,497,000

         Total liabilities and stockholders' equity                               $352,204,000         $325,025,000


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31,                                                    2003             2002              2001

INTEREST INCOME
Loan interest and fees                                               $14,226,000      $13,786,000       $13,750,000
Securities:
   Taxable                                                             3,893,000        5,542,000         5,204,000
   Nontaxable                                                          1,940,000        1,229,000         1,018,000
Federal funds sold                                                        23,000           78,000           258,000

      Total interest income                                           20,082,000       20,635,000        20,230,000

INTEREST EXPENSE
Deposits                                                               2,778,000        4,007,000         6,544,000
Federal Home Loan Bank borrowings                                      1,203,000        1,304,000         1,068,000
Other                                                                     56,000           20,000            15,000

      Total interest expense                                           4,037,000        5,331,000         7,627,000

      Net interest income                                             16,045,000       15,304,000        12,603,000
Provision for loan losses (note 4)                                       620,000          900,000           300,000

      Net interest income after provision for loan losses             15,425,000       14,404,000        12,303,000

NON-INTEREST INCOME
Service charges                                                        2,054,000        1,777,000         1,553,000
Earnings from cash surrender value
  of bank-owned life insurance                                           534,000          379,000           364,000
Net security gains (losses) (note 3)                                     307,000           (1,000)            7,000
Other non-interest income                                              1,060,000          993,000           892,000

      Total non-interest income                                        3,955,000        3,148,000         2,816,000

NON-INTEREST EXPENSES
Salaries and employee benefits (note 15)                               6,548,000        6,084,000         5,372,000
Occupancy and equipment expenses                                       2,197,000        1,697,000         1,640,000
Other real estate owned expenses (income), net                            83,000         (308,000)          714,000
Other non-interest expenses (note 10)                                  2,836,000        2,614,000         2,446,000

      Total non-interest expenses                                     11,664,000       10,087,000        10,172,000

Income before income tax expense                                       7,716,000        7,465,000         4,947,000
Income tax expense (note 9)                                            1,984,000        2,223,000         1,322,000

Net income                                                           $ 5,732,000      $ 5,242,000       $ 3,625,000

Basic earnings per common share                                      $      1.29      $      1.18       $      0.81


Per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                                                               Other          Total
Years Ended December 31,          Common        Paid-in      Treasury        Retained  Comprehensive  Stockholders'
2003, 2002, and 2001               Stock        Capital         Stock        Earnings  Income (Loss)         Equity

BALANCE AT
  DECEMBER 31, 2000           $  795,000    $ 8,072,000   $  (554,000)    $17,230,000     $ (434,000)   $25,109,000
Net income                            --             --            --       3,625,000             --      3,625,000
Other comprehensive income            --             --            --              --        235,000        235,000

Comprehensive income                                                                                      3,860,000
Cash dividends
  ($0.25 per share)                   --             --            --      (1,102,000)            --     (1,102,000)
Treasury stock purchased              --             --      (554,000)             --             --       (554,000)

BALANCE AT
  DECEMBER 31, 2001              795,000      8,072,000    (1,108,000)     19,753,000       (199,000)    27,313,000
Net income                            --             --            --       5,242,000             --      5,242,000
Other comprehensive income            --             --            --              --      1,273,000      1,273,000

Comprehensive income                                                                                      6,515,000
Cash dividends
  ($0.30 per share)                   --             --            --      (1,331,000)            --     (1,331,000)

BALANCE AT
  DECEMBER 31, 2002              795,000      8,072,000    (1,108,000)     23,664,000      1,074,000     32,497,000
Net income                            --             --            --       5,732,000             --      5,732,000
Other comprehensive loss              --             --            --              --       (994,000)      (994,000)

Comprehensive income                                                                                      4,738,000
Cash dividends
  ($0.33 per share)                   --             --            --      (1,449,000)            --     (1,449,000)
3 for 1 stock split
  (3,178,524 shares)           1,589,000     (1,589,000)           --              --             --             --

BALANCE AT
  DECEMBER 31, 2003           $2,384,000    $ 6,483,000   $(1,108,000)    $27,947,000     $   80,000    $35,786,000


Per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                    2003             2002              2001

OPERATING ACTIVITIES
Net income                                                          $  5,732,000     $  5,242,000      $  3,625,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                             620,000          900,000           300,000
   Write down of other real estate owned                                  29,000           10,000            17,000
   Net gain on sales of other real estate owned                         (108,000)        (791,000)          (67,000)
   Depreciation and amortization                                         730,000          781,000           588,000
   Net loss on disposal of premises and equipment                         29,000           20,000                --
   Net earnings from cash surrender value
     of bank-owned life insurance                                       (534,000)        (379,000)         (364,000)
   Deferred income tax benefit                                          (502,000)        (184,000)         (651,000)
   Net security (gains) losses                                          (307,000)           1,000            (7,000)
   Increase in accrued interest receivable                              (172,000)         (96,000)          (67,000)
   Decrease (increase) in other assets                                   471,000         (937,000)          470,000
   Increase in accrued expenses and other liabilities                    554,000          573,000           385,000

      Net cash provided by operating activities                        6,542,000        5,140,000         4,229,000

INVESTING ACTIVITIES
Proceeds from maturities and calls:
   Securities available for sale                                      56,207,000       64,694,000        57,386,000
   Securities held to maturity                                         1,741,000        3,359,000         2,429,000
Proceeds from sales of securities available for sale                  20,343,000       10,336,000        13,086,000
Purchases:
   Securities available for sale                                     (75,858,000)     (85,744,000)      (79,443,000)
   Securities held to maturity                                        (2,984,000)      (2,246,000)       (2,807,000)
Disbursements for loan originations,
  net of principal collections                                       (24,993,000)      (9,889,000)      (15,560,000)
Purchase of Federal Home Loan Bank stock                                      --         (250,000)          (22,000)
Proceeds from sale of Federal Home Loan Bank Stock                       300,000               --                --
Purchase of bank-owned life insurance                                         --       (4,000,000)          (73,000)
Net purchases of premises and equipment                                 (592,000)      (1,266,000)         (705,000)
Capital improvements made on other real estate                                --         (237,000)         (603,000)
Proceeds from sales of other real estate owned                           338,000        2,306,000         2,164,000

      Net cash used in investing activities                          (25,498,000)     (22,937,000)      (24,148,000)


FINANCING ACTIVITIES
Net increase in deposits                                              27,435,000       14,763,000        14,751,000
Proceeds from Federal Home Loan Bank borrowings                        5,000,000        5,000,000        15,000,000
Repayments of Federal Home Loan Bank borrowings                       (8,000,000)      (5,000,000)       (5,000,000)
Net (decrease) increase in short-term borrowings                        (912,000)       6,395,000        (2,694,000)
Cash dividends paid                                                   (1,449,000)      (1,331,000)       (1,102,000)
Purchases of treasury stock                                                   --               --          (554,000)

      Net cash provided by financing activities                       22,074,000       19,827,000        20,401,000

Net increase in cash and cash equivalents                              3,118,000        2,030,000           482,000
Cash and cash equivalents at beginning of year                        12,874,000       10,844,000        10,362,000

Cash and cash equivalents at end of year                            $ 15,992,000     $ 12,874,000      $ 10,844,000

SUPPLEMENTAL INFORMATION
Cash paid for:
   Interest                                                         $  4,183,000     $  5,490,000      $  7,832,000
   Income taxes                                                        2,128,000        3,251,000         1,580,000
Transfers of loans to other real estate owned                            176,000          177,000           184,000


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

INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders' equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2003 and 2002, the Company had no trading securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

EARNINGS PER COMMON SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders (net income less dividends on preferred stock, if any) by the weighted average number of common shares outstanding for the period. Entities with complex capital structures must also present diluted EPS which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The Company does not have a complex capital structure and, accordingly, has presented only basic EPS. All per share amounts have been adjusted to give effect to the 3 for 1 stock split distributed on June 17, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Basic earnings per common share was computed based on average outstanding common shares (adjusted for the 3 for 1 stock split in 2003) of 4,434,000 in 2003, 4,434,000 in 2002, and 4,473,000 in 2001. Income available to common stockholders equaled net income for each of these years.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities initiated after December 31, 2002 and did not have any effect on the Company's consolidated financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities (or as assets in some circumstances). SFAS No. 150 also includes required disclosures for financial instruments within its scope. For SEC registrants such as the Company, SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

    In December 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (VIE). FIN No. 46R replaces FIN No. 46 that was issued in January 2003. The Company is required to apply FIN No. 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company held no interests in special-purpose entities as of December 31, 2003. Adoption of FIN No. 46R with respect to other types of VIEs in the first quarter of 2004 is not expected to have any impact on the Company's consolidated financial statements.


2. CASH AND DUE FROM BANKS

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $5,889,000 at December 31, 2003 and $5,126,000 at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of securities available for sale are as follows:


                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value

DECEMBER 31, 2003
U.S. Government agency securities                 $ 59,837,000        $  331,000        $(753,000)     $ 59,415,000
Obligations of states and political subdivisions    44,332,000         1,614,000         (145,000)       45,801,000
Mortgage-backed securities and
  collateralized mortgage obligations                9,434,000           233,000          (71,000)        9,596,000

      Total debt securities                        113,603,000         2,178,000         (969,000)      114,812,000
Equity securities                                      653,000            99,000               --           752,000

      Total securities available for sale         $114,256,000        $2,277,000        $(969,000)     $115,564,000



                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value

DECEMBER 31, 2002
U.S. Government agency securities                 $ 41,527,000        $1,038,000         $     --      $ 42,565,000
Obligations of states and political subdivisions    32,875,000         1,151,000          (39,000)       33,987,000
Mortgage-backed securities and
  collateralized mortgage obligations               38,352,000         1,106,000          (24,000)       39,434,000
Corporate debt securities                            1,012,000            60,000               --         1,072,000

      Total debt securities                        113,766,000         3,355,000          (63,000)      117,058,000
Equity securities                                      875,000            11,000           (2,000)          884,000

      Total securities available for sale         $114,641,000        $3,366,000         $(65,000)     $117,942,000


    Proceeds from sales of securities available for sale during 2003, 2002, and 2001 were $20,343,000, $10,336,000, and $13,086,000, respectively. Gross gains and gross losses realized on sales and calls of securities were as follows:


                                                                            2003             2002              2001

Gross realized gains                                                    $344,000         $ 15,000          $ 39,000
Gross realized losses                                                    (37,000)         (16,000)          (32,000)

      Net security gains (losses)                                       $307,000         $ (1,000)         $  7,000


    The amortized cost and estimated fair value of debt securities available for sale at December 31, 2003, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

                                           Amortized               Estimated
                                                Cost              Fair Value

Within one year                         $ 25,660,000            $ 25,835,000
One to five years                         16,991,000              17,621,000
Five to ten years                         40,498,000              41,304,000
Over ten years                            30,454,000              30,052,000

      Total                             $113,603,000            $114,812,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $35,900,000 at December 31, 2003 were pledged to secure public funds on deposit and for other purposes.

    The amortized cost and estimated fair value of securities held to maturity are as follows:


                                                                           Gross            Gross
                                                     Amortized        Unrealized       Unrealized         Estimated
                                                          Cost             Gains           Losses        Fair Value

DECEMBER 31, 2003
Obligations of states and political subdivisions    $5,916,000          $157,000        $(126,000)       $5,947,000

DECEMBER 31, 2002
Obligations of states and political subdivisions    $4,673,000          $193,000        $ (77,000)       $4,789,000


    There were no sales of securities held to maturity in 2003, 2002, or 2001.

    The amortized cost and estimated fair value of these securities at December 31, 2003, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

                                     Amortized             Estimated
                                          Cost            Fair Value

Within one year                     $2,722,000            $2,750,000
One to five years                    2,296,000             2,343,000
Five to ten years                      898,000               854,000

      Total                         $5,916,000            $5,947,000


    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003 were as follows (in thousands):


                                          Less Than 12 Months         12 Months or More              Total

                                         Estimated   Unrealized     Estimated Unrealized      Estimated  Unrealized
                                        Fair Value       Losses    Fair Value     Losses     Fair Value      Losses

AVAILABLE FOR SALE
U.S. Government agency securities      $33,719,000     $754,000      $     --    $    --    $33,719,000    $754,000
Obligations of states and
  political subdivisions                 7,780,000      144,000            --         --      7,780,000     144,000
Mortgage-backed securities and
  collateralized mortgage obligations    2,942,000       71,000            --         --      2,942,000      71,000

                                       $44,441,000     $969,000      $     --    $    --    $44,441,000    $969,000

HELD TO MATURITY
Obligations of states and
  political subdivisions               $   221,000     $ 61,000      $998,000    $65,000    $ 1,219,000    $126,000


    The unrealized losses on securities at December 31, 2003 were caused by increases in market interest rates. The contractual terms of the U.S. Government agency securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired.


4. LOANS

The major classifications of loans are as follows at December 31:


                                                         2003                   2002

REAL ESTATE LOANS
Residential                                      $ 78,339,000           $ 72,559,000
Commercial                                         59,799,000             44,807,000
Home equity                                        18,337,000             14,825,000
Farm land                                           2,872,000              1,828,000
Construction                                        4,102,000              3,414,000

                                                  163,449,000            137,433,000

OTHER LOANS
Commercial loans                                   17,157,000             17,445,000
Consumer installment loans                         15,350,000             17,314,000
Other consumer loans                                1,488,000              1,537,000
Agricultural loans                                    403,000                375,000

                                                   34,398,000             36,671,000

      Total loans                                 197,847,000            174,104,000
Unearned discounts                                 (1,172,000)            (2,127,000)
Allowance for loan losses                          (3,569,000)            (3,068,000)

      Total loans, net                           $193,106,000           $168,909,000


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

    Nonperforming loans are summarized as follows at December 31:


                                                                            2003             2002              2001

Nonaccrual loans                                                      $1,359,000       $3,162,000        $  849,000
Loans past due 90 days or more and still accruing interest             1,764,000           57,000           809,000

      Total nonperforming loans                                       $3,123,000       $3,219,000        $1,658,000

Nonperforming loans as a percentage of total loans                           1.6%             1.9%              1.0%


    Nonaccrual loans had the following effect on interest income for the years ended December 31:


                                                            2003             2002              2001

Interest contractually due at original rates            $166,000        $ 278,000          $ 75,000
Interest income recognized                               (37,000)        (140,000)          (37,000)

      Interest income not recognized                    $129,000        $ 138,000          $ 38,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Changes in the allowance for loan losses are summarized as follows for the years ended December 31:


                                                        2003             2002              2001

Balance at beginning of the year                  $3,068,000       $2,614,000        $2,435,000
Provision for loan losses                            620,000          900,000           300,000
Loans charged-off                                   (488,000)        (662,000)         (319,000)
Recoveries                                           369,000          216,000           198,000

      Balance at end of year                      $3,569,000       $3,068,000        $2,614,000


    As of December 31, 2003 and 2002, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $948,000 and $1,255,000, respectively. There was no allowance for loan impairment under SFAS No. 114 at December 31, 2003, primarily due to prior charge-offs and the adequacy of collateral values on these loans. Included in the impaired loan balance at December 31, 2002 were $211,000 of impaired loans for which the related allowance for loan losses was $31,000. In addition, included in the impaired loan balance at December 31, 2002 were $1,044,000 of impaired loans that, primarily due to prior charge-offs and the adequacy of collateral values, did not require an allowance for loan losses in accordance with SFAS No. 114. During 2003, 2002, and 2001, the average recorded investment in impaired loans was approximately $1,102,000, $1,050,000, and $735,000, respectively. Interest income on impaired loans recognized on the cash basis during the period of impairment was not significant in any year.


5. PREMISES AND EQUIPMENT

The major classifications of premises and equipment were as follows at December 31:


                                                                     2003                      2002

Land                                                          $   387,000               $   387,000
Buildings                                                       2,711,000                 2,757,000
Furniture and fixtures                                            106,000                   473,000
Equipment                                                       2,457,000                 4,510,000
Building and leasehold improvements                               920,000                 1,000,000
Construction in progress                                          175,000                    75,000

                                                                6,756,000                 9,202,000
Less accumulated depreciation and amortization                 (3,693,000)               (5,972,000)

      Total premises and equipment, net                       $ 3,063,000               $ 3,230,000


    Depreciation and amortization expense was $730,000, $781,000, and $588,000 in 2003, 2002, and 2001, respectively.


6. TIME DEPOSITS

The following is a summary of time deposits at December 31, 2003 by remaining period to contractual maturity (in thousands):

Within one year                            $ 56,852,000
One to two years                             35,416,000
Two to three years                            3,308,000
Three to four years                           3,239,000
Four to five years                            3,145,000
Over five years                                  20,000

      Total time deposits                  $101,980,000

    Time deposits of $100,000 or more totaled $22,863,000 at December 31, 2003 and $20,084,000 at December 31, 2002. Interest expense related to time deposits over $100,000 was $441,000, $587,000, and $1,089,000 for 2003, 2002,
and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. FEDERAL HOME LOAN BANK BORROWINGS

The following is a summary of FHLB advances outstanding at December 31:


                                                                    2003                                 2002

                                                            Amount          Rate               Amount          Rate

Variable rate advances maturing within one year        $ 5,000,000             1.20%      $ 5,000,000             1.35%
Fixed rate advances maturing in 2003                            --               --         3,000,000             3.75%
Fixed rate advances maturing in 2004                     3,500,000             4.40%        3,500,000             4.40%
Fixed rate advances maturing in 2005                     3,500,000             4.86%        3,500,000             4.86%
Fixed rate advances maturing in 2008                    10,000,000             5.02%       10,000,000             5.02%
Fixed rate advances maturing in 2009                     5,000,000             5.45%        5,000,000             5.45%

      Total FHLB advances                              $27,000,000             4.29%      $30,000,000             4.26%


    Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan collateral at December 31, 2003 was $75.0 million which satisfied the collateral requirements of the FHLB.


8. SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2003 and 2002 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $31.9 million and $29.9 million as of December 31, 2003 and 2002, respectively. Borrowings under the overnight program at December 31, 2003, were $5.0 million at a rate of 1.04%. Borrowings under the overnight program at December 31, 2002, were $6.0 million at a rate of 1.35%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2003, the maximum month-end balance was $23.0 million, the average balance was $4.5 million, and the average interest rate was 1.19%. During 2002, the maximum month-end balance was $6.0 million, the average balance was $0.7 million, and the average interest rate was 1.56%. Short-term borrowings at December 31, 2003 and 2002 also included $521,000 and $433,000, respectively of treasury, tax and loan notes.


9. INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:


                                                 2003             2002              2001

CURRENT TAX EXPENSES
Federal                                    $2,159,000       $2,068,000        $1,761,000
State                                         327,000          339,000           212,000
Deferred tax benefit                         (502,000)        (184,000)         (651,000)

      Total income tax expense             $1,984,000       $2,223,000        $1,322,000


    Not included in the above table is net deferred income tax (benefit) expense of ($685,000), $879,000, and $162,000, in 2003, 2002, and 2001,
respectively, associated with the unrealized gain or loss on securities available for sale and a minimum pension liability, which are recorded directly in stockholders' equity as components of accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:


                                                                            2003             2002              2001

Tax at statutory rate                                                 $2,623,000       $2,538,000        $1,682,000
State taxes, net of Federal tax benefit                                  152,000          201,000            69,000
Tax-exempt interest                                                     (660,000)        (418,000)         (346,000)
Interest expense allocated to tax-exempt securities                       37,000           30,000            37,000
Net earnings from cash surrender value
  of bank-owned life insurance                                          (182,000)        (129,000)         (124,000)
Other adjustments                                                         14,000            1,000             4,000

      Income tax expense                                              $1,984,000       $2,223,000        $1,322,000


    The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31 are presented below:


                                                                            2003                      2002

DEFERRED TAX ASSETS
Allowance for loan losses in excess of tax bad debt reserve           $1,241,000                $1,023,000
Interest on nonaccrual loans                                               7,000                     7,000
Retirement benefits                                                      896,000                   668,000
Deferred compensation                                                     91,000                    84,000
Depreciation                                                             304,000                   252,000
Other real estate owned                                                  143,000                   143,000

      Total deferred tax assets                                        2,682,000                 2,177,000

DEFERRED TAX LIABILITIES
Prepaid expenses                                                        (294,000)                 (291,000)
Other taxable temporary differences                                       (4,000)                   (4,000)

      Total deferred tax liabilities                                    (298,000)                 (295,000)

      Net deferred tax asset                                          $2,384,000                $1,882,000


    In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $535,000 at December 31, 2003 related to the net unrealized gain on securities available for sale as of December 31, 2003 and a deferred tax asset of $478,000 related to a minimum pension liability as of December 31, 2003. In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $1,348,000 at December 31, 2002 related to the net unrealized gain on securities available for sale as of December 31, 2002 and a deferred tax asset of $606,000 related to a minimum pension liability as of December 31, 2002.

    In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. OTHER NON-INTEREST EXPENSES

The major components of other non-interest expenses are as follows for the years ended December 31:


                                                          2003             2002              2001

Stationery and supplies                             $  348,000       $  283,000        $  287,000
Director expenses                                      227,000          244,000           228,000
ATM and credit card processing fees                    469,000          462,000           491,000
Professional services                                  406,000          247,000           259,000
Other expenses                                       1,386,000        1,378,000         1,181,000

      Other expenses                                $2,836,000       $2,614,000        $2,446,000



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

    Management believes that, as of December 31, 2003 and 2002, the Bank and the Parent Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following is a summary of the actual capital amounts and ratios as of December 31, 2003 and 2002 for the Bank and the Parent Company
(consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:


                                                                Actual                           Required Ratios

                                                                                            Minimum     Classification
                                                                                            Capital            as Well
                                                        Amount             Ratio           Adequacy        Capitalized

DECEMBER 31, 2003
BANK
Leverage (Tier 1) capital                          $32,478,000                 9.2%             4.0%              5.0%
Risk-based capital:
   Tier 1                                           32,478,000                15.7              4.0               6.0
   Total                                            35,082,000                16.9              8.0              10.0

CONSOLIDATED
Leverage (Tier 1) capital                          $35,013,000                10.3%             4.0%
Risk-based capital:
   Tier 1                                           35,013,000                16.7              4.0
   Total                                            37,617,000                17.9              8.0

DECEMBER 31, 2002
BANK
Leverage (Tier 1) capital                          $27,202,000                 8.5%             4.0%              5.0%
Risk-based capital:
   Tier 1                                           27,202,000                14.9              4.0               6.0
   Total                                            29,489,000                16.2              8.0              10.0

CONSOLIDATED
Leverage (Tier 1) capital                          $30,544,000                 9.8%             4.0%
Risk-based capital:
   Tier 1                                           30,544,000                16.6              4.0
   Total                                            32,831,000                17.8              8.0



12. STOCKHOLDERS' EQUITY

DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank's net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank's retained net profits (after dividend payments to the Parent Company) for 2003 and 2002 totaled $8,972,000.

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


13. COMPREHENSIVE INCOME

Comprehensive income represents the sum of net income and items of "other comprehensive income" which are reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and minimum pension liability adjustments. The Company has reported its comprehensive income for 2003, 2002, and 2001 in the consolidated statements of changes in stockholders' equity.

    The Company's other comprehensive income consisted of the following components for the years ended December 31:


                                                                            2003             2002              2001

Net unrealized holding (losses) gains arising during the year, net of taxes of $688,000 in 2003, ($1,276,000) in 2002,
  and ($374,000) in 2001                                               $(998,000)      $1,848,000         $ 542,000
Reclassification adjustment for net realized (gains) losses
  included in income, net of taxes of $125,000 in 2003,
  $0 in 2002, and $3,000 in 2001                                        (182,000)           1,000            (4,000)
Minimum pension liability adjustment, net of taxes of
  ($128,000) in 2003, $397,000 in 2002, and $209,000 in 2001             186,000         (576,000)         (303,000)

      Other comprehensive (loss) income                                $(994,000)      $1,273,000         $ 235,000



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

                                  2003             2002

Directors                   $  961,000         $708,000
Executive offices
  (nondirectors)               266,000          262,000

                            $1,227,000         $970,000

    During 2003, total advances to these directors and officers were $944,000 and total payments made on these loans were $687,000. These directors and officers had unused lines of credit with the Company of $1,206,000 at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2003 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

    The Company expects to contribute $488,000 to its pension plan and $80,000 to its other postretirement benefits plan in 2004. The pension benefits expected to be paid in each year from 2004-2008 are $215,000, $212,000, $233,000, $240,000, and $242,000, respectively. The aggregate pension benefits expected to be paid in the five years from 2009-2013 are $1,938,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at September 30 and include estimated future employee service. The other postretirement benefits expected to be paid in each year from 2004-2008 are $102,000, $107,000, $128,000,
$145,000, and $163,000, respectively. The aggregate other postretirement benefits expected to be paid in the five years from 2009-2013 are $1,192,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31 and include estimated future employee service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30 measurement date and the other postretirement benefits plan as of a December 31 measurement date, together with a reconciliation of each plan's funded status to the amounts recognized in the consolidated balance sheets:


                                                            Pension Benefits               Postretirement Benefits

                                                          2003              2002             2003              2002

CHANGES IN BENEFIT OBLIGATION
Beginning of year                                  $ 5,624,000       $ 4,525,000      $ 2,272,000       $ 2,530,000
Service cost                                           253,000           249,000          151,000           186,000
Interest cost                                          339,000           334,000          146,000           181,000
Actuarial (gain) loss                                   53,000           716,000        1,070,000          (589,000)
Benefits paid                                         (220,000)         (200,000)         (43,000)          (45,000)
Other                                                       --                --            8,000             9,000

End of year                                          6,049,000         5,624,000        3,604,000         2,272,000


CHANGES IN FAIR VALUE
OF PLAN ASSETS
Beginning of year                                    3,180,000         3,210,000               --                --
Actual return on plan assets                           511,000          (157,000)              --                --
Employer contributions                                 751,000           327,000           43,000            45,000
Benefits paid                                         (220,000)         (200,000)         (43,000)          (45,000)

End of year                                          4,222,000         3,180,000               --                --

Funded status at end of year                        (1,827,000)       (2,444,000)      (3,604,000)       (2,272,000)
Unrecognized net transition (asset) obligation         (10,000)          (15,000)         166,000           184,000
Unrecognized net actuarial loss                      2,202,000         2,493,000        1,437,000           374,000
Unrecognized prior service cost                        262,000           287,000               --                --

      Net amount recognized                        $   627,000       $   321,000      $(2,001,000)      $(1,714,000)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
CONSIST OF
Prepaid (accrued) benefit cost                     $   627,000       $   321,000      $(2,001,000)      $(1,714,000)
Additional minimum liability                        (1,433,000)       (1,772,000)              --                --
Intangible asset                                       262,000           287,000               --                --
Accumulated other comprehensive loss
  (pre-tax basis)                                    1,171,000         1,485,000               --                --

      Net amount recognized                        $   627,000       $   321,000      $(2,001,000)      $(1,714,000)


    The accumulated benefit obligation for the pension plan was $5,028,000 and $4,631,000 at September 30, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The components of the net periodic benefit cost for these plans were as follows:


                                                                  Pension Benefits

                                                          2003             2002              2001

Service cost                                         $ 253,000        $ 249,000         $ 202,000
Interest cost                                          339,000          334,000           299,000
Expected return on plan assets                        (278,000)        (271,000)         (306,000)
Amortization of prior service cost                      25,000           25,000            25,000
Amortization of transition asset                        (4,000)          (4,000)           (4,000)
Recognized net actuarial loss                          110,000          114,000            25,000

      Net periodic benefit cost                      $ 445,000        $ 447,000         $ 241,000



                                                               Postretirement Benefits

                                                          2003             2002              2001

Service cost                                          $151,000         $186,000          $128,000
Interest cost                                          146,000          181,000           118,000
Amortization of transition obligation                   18,000           18,000            19,000
Recognized net actuarial loss                            8,000           42,000            10,000

      Net periodic benefit cost                       $323,000         $427,000          $275,000


    Assumptions used to determine benefit obligations for the pension plan as of a September 30 measurement date and for the other postretirement benefits plan as of a December 31 measurement date were as follows:


                                          Pension Benefits                 Postretirement Benefits

                                        2003              2002             2003              2002

Discount rate                           5.85%             6.50%            5.85%             6.50%
Rate of compensation increase           3.85              4.50


    Assumptions used to determine net periodic benefit cost were as follows:


                                                               Pension Benefits                 Postretirement Benefits

                                                             2003              2002             2003              2002

Discount rate                                                6.50%             7.25%            6.50%             7.25%
Expected long-term rate of return on plan assets             8.25              8.50
Rate of compensation increase                                4.50              5.00


    The Company's expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan's targeted allocation of assets.

    The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2003 was 9.0%, declining gradually to 5.0% in 2007 and remaining at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2003 was 8.0%, declining gradually to 4.0% in 2007 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2003 by approximately $670,000 and the net periodic benefit cost for the year by approximately $63,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $524,000 and $49,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's pension plan asset allocation at September 30, 2003 and 2002, by asset category is as follows:

                                  2003             2002

ASSET CATEGORY
Equity securities                   49%              48%
Debt securities                     37               41
Other                               14               11

      Total                        100%             100%

    Plan assets are invested in six diversified investment funds of Massachusetts Mutual Life Insurance Company (Mass Mutual). The investment funds include three equity funds, two bond funds and one money market fund. Mass Mutual has been given discretion by the Company to determine the appropriate strategic asset allocation as governed by the Company's Discretionary Asset Management Investment Policy Statement which provides specific targeted asset allocations for each investment fund as follows:

                                       Allocation Range

MASS MUTUAL INVESTMENT FUNDS
Core Value Equity                             25% - 35%
Small Cap Equity                               5% - 15%
International Equity                           5% - 15%
Core Bond                                     15% - 30%
Short Duration Bond                            0% - 30%
Money Market                                   5% - 25%


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

The Company contributed $144,000 in 2003, $130,000 in 2002, and $132,000 in
2001.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In 2003, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $103,000 at December 31, 2003 and are unfunded. The Company recorded an expense of $103,000 relating to this plan during the year ended December 31, 2003.

DIRECTOR RETIREMENT PLAN

In 2003, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of sixty to eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $80,000 at December 31, 2003 and are unfunded. The Company recorded an expense of $80,000 relating to this plan during the year ended December 31, 2003.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:


                                                                            2003                     2002

Loan origination commitments and unused lines of credit:
   Mortgage loans                                                    $10,121,000              $10,837,000
   Commercial loans                                                   13,034,000                6,009,000
   Credit card lines                                                   3,044,000                3,010,000
   Home equity lines                                                   7,011,000                5,506,000
   Other revolving credit                                              2,157,000                1,995,000

                                                                      35,367,000               27,357,000
Standby letters of credit                                                630,000                  325,000

                                                                     $35,997,000              $27,682,000


    These agreements to extend credit have been granted to customers within the Company's lending area described in note 4 and relate primarily to fixed-rate loans.

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

    FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $630,000 and $325,000 at December 31, 2003 and 2002, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2003 and 2002 was insignificant.


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    The following is a summary of the net carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:


                                                                 2003                               2002

                                                           Net                                Net
                                                      Carrying         Estimated         Carrying         Estimated
                                                         Value        Fair Value            Value        Fair Value

FINANCIAL ASSETS
Cash and due from banks                           $ 15,992,000      $ 15,992,000     $ 12,874,000      $ 12,874,000
Securities available for sale                      115,564,000       115,564,000      117,942,000       117,942,000
Securities held to maturity                          5,916,000         5,947,000        4,673,000         4,789,000
Loans, net                                         193,106,000       195,627,000      168,909,000       173,401,000
Accrued interest receivable                          2,301,000         2,301,000        2,129,000         2,129,000
FHLB stock                                           1,600,000         1,600,000        1,900,000         1,900,000

FINANCIAL LIABILITIES
Demand deposits (non-interest bearing)              59,189,000        59,189,000       49,675,000        49,675,000
Interest-bearing deposits                          221,038,000       221,038,000      203,117,000       203,117,000
FHLB advances                                       27,000,000        28,113,000       30,000,000        31,411,000
Short-term borrowings                                5,521,000         5,521,000        6,433,000         6,433,000
Accrued interest payable                               224,000           224,000          356,000           356,000


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

    The fair values of nonperforming loans are based on recent external appraisals and discounted cash flow analyses. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgementally determined using available market information and specific borrower information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

OTHER FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying values at December 31, 2003 and 2002.

    The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2003 and 2002, the fair values of these financial instruments approximated the related carrying values which were not significant.


18. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:


BALANCE SHEETS


December 31,                                                      2003                     2002

ASSETS
Cash                                                       $   112,000              $   518,000
Securities available for sale                                  711,000                  844,000
Investment in subsidiary                                    33,377,000               29,453,000
Premises and equipment                                       1,024,000                1,086,000
Other assets                                                   605,000                  603,000

      Total assets                                         $35,829,000              $32,504,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                $    43,000              $     7,000
Stockholders' equity                                        35,786,000               32,497,000

      Total liabilities and stockholders' equity           $35,829,000              $32,504,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



STATEMENTS OF INCOME


Years Ended December 31,                                                    2003             2002              2001

Dividend income from subsidiary                                       $  700,000       $1,100,000        $1,600,000
Dividend income on securities available for sale                          48,000           92,000           127,000
Net security gains                                                            --               --            30,000
Rental income from subsidiary                                            313,000          313,000           313,000
Other non-interest income                                                     --            3,000                --

                                                                       1,061,000        1,508,000         2,070,000

Occupancy and equipment expenses                                         108,000          108,000           108,000
Other non-interest expenses                                              154,000           68,000            79,000

                                                                         262,000          176,000           187,000

Income before income taxes and undistributed
  income of subsidiary                                                   799,000        1,332,000         1,883,000
Income tax expense                                                        38,000           91,000           113,000

      Income before undistributed income of subsidiary                   761,000        1,241,000         1,770,000
Equity in undistributed income of subsidiary                           4,971,000        4,001,000         1,855,000

      Net income                                                      $5,732,000       $5,242,000        $3,625,000



STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                    2003             2002              2001

OPERATING ACTIVITIES
Net income                                                           $ 5,732,000      $ 5,242,000       $ 3,625,000
Equity in undistributed income of subsidiary                          (4,971,000)      (4,001,000)       (1,855,000)
Depreciation and amortization                                             62,000           62,000            62,000
Net security gains                                                            --               --           (30,000)
Other adjustments, net                                                    (2,000)          46,000          (960,000)

      Net cash provided by operating activities                          821,000        1,349,000           842,000

INVESTING ACTIVITIES
Proceeds from calls of securities available for sale                     598,000          402,000           530,000
Purchase of securities available for sale                               (376,000)          (3,000)          (52,000)
Net purchases of premises and equipment                                       --               --          (139,000)

      Cash provided by investing activities                              222,000          399,000           339,000


FINANCING ACTIVITIES
Cash dividends paid                                                   (1,449,000)      (1,331,000)       (1,102,000)
Purchases of treasury stock                                                   --               --          (554,000)

      Net cash used in financing activities                           (1,449,000)      (1,331,000)       (1,656,000)

Net (decrease) increase in cash                                         (406,000)         417,000          (475,000)
      Cash at beginning of year                                          518,000          101,000           576,000

      Cash at end of year                                            $   112,000      $   518,000       $   101,000
