Form 10-Q
period 2004-03-31
JEFFERSONVILLE BANCORP
filed 2004-05-17
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2004           Commission File Number: 0-19212

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

Yes [X]       No


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes           No [X]


                                              Number of Shares Outstanding
        Class of Common Stock                      as of May 13, 2004
           $0.50 par value                              4,434,321

                              INDEX TO FORM 10-Q

                                                                         Page
Part 1       FINANCIAL INFORMATION

  Item 1     Consolidated Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             March 31, 2004 and December 31, 2003                         1

             Consolidated Statements of Income for the Three
             Months Ended March 31, 2004 and 2003                         2

             Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2004 and 2003                         3

             Notes to Unaudited Consolidated Interim
             Financial Statements                                         4-6

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7-14

  Item 3     Quantitative and Qualitative Disclosures
             about Market Risk                                            15

  Item 4     Controls & Procedures                                        15


Part 2       OTHER INFORMATION

  Item 1     Legal Proceedings                                            NONE

  Item 2     Changes in Securities, Use of Proceeds and Issuer
             Purchases of Equity Securities                               NONE

  Item 3     Defaults upon Senior Securities                              NONE

  Item 4     Submission of Matters to a Vote of Security Holders          NONE

  Item 5     Other Information                                            NONE

  Item 6     Exhibits and Reports on Form 8-K                             17

  Signatures                                                              18


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                       March 31,            December 31,
                                                                                          2004                  2003
                                                                                      ------------          ------------
ASSETS
Cash and  due from banks                                                              $ 15,909,000          $ 15,992,000
Securities available for sale, at fair value                                           113,375,000           115,564,000
Securities held to maturity, estimated fair value of $5,936
       at March 31, 2004 and $5,947 at December 31, 2003                                 5,809,000             5,916,000
Loans, net of allowance for loan losses of $3,499
     at March 31, 2004 and $3,569 at December 31, 2003                                 199,872,000           193,106,000
Accrued interest receivable                                                              1,939,000             2,301,000
Premises and equipment, net                                                              3,075,000             3,063,000
Federal Home Loan Bank stock                                                             1,650,000             1,600,000
Other real estate owned                                                                     43,000                43,000
Cash surrender value of bank-owned life insurance                                       12,387,000            12,268,000
Other assets                                                                             2,351,000             2,351,000
                                                                                      ------------          ------------
          TOTAL ASSETS                                                                $356,410,000          $352,204,000
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits (non-interest  bearing)                                       $ 58,523,000          $ 59,189,000
        NOW and super NOW accounts                                                      39,955,000            38,290,000
        Savings and insured money market deposits                                       84,719,000            80,768,000
        Time deposits                                                                  103,822,000           101,980,000
                                                                                      ------------          ------------
           TOTAL DEPOSITS                                                              287,019,000           280,227,000

     Federal Home Loan Bank borrowings                                                  27,000,000            27,000,000
     Short-term debt                                                                       268,000             5,521,000
     Accrued expenses and other liabilities                                              4,490,000             3,670,000
                                                                                      ------------          ------------
           TOTAL LIABILITIES                                                           318,777,000           316,418,000
                                                                                      ------------          ------------
Stockholders' equity:
        Series A preferred stock, no par value;
             2,000,000 shares authorized, none issued                                           --                    --
        Common stock, $0.50 par value; 11,250,000 shares
           authorized ; 4,767,786 shares
           issued at March 31, 2004 and December 31, 2003                                2,384,000             2,384,000
        Paid-in capital                                                                  6,483,000             6,483,000
        Treasury stock, at cost; 333,465 shares at  March 31, 2004
            and December 31, 2003                                                       (1,108,000)           (1,108,000)
        Retained earnings                                                               29,108,000            27,947,000
        Accumulated other comprehensive income                                             766,000                80,000
                                                                                      ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                                  37,633,000            35,786,000
                                                                                      ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                                $356,410,000          $352,204,000
                                                                                      ============          ============


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,

                                                      2004               2003
                                                  -----------         ----------
INTEREST INCOME
Loan interest and fees                            $ 3,680,000         $3,450,000
Securities:
     Taxable                                          946,000          1,031,000
     Non-taxable                                      509,000            438,000
Federal funds sold                                      2,000             11,000
                                                  -----------         ----------
TOTAL INTEREST INCOME                               5,137,000          4,930,000
                                                  -----------         ----------

INTEREST EXPENSE
Deposits                                              689,000            732,000
Federal Home Loan Bank borrowings                     296,000            323,000
Other                                                   5,000              3,000
                                                  -----------         ----------
TOTAL INTEREST EXPENSE                                990,000          1,058,000
                                                  -----------         ----------
NET INTEREST INCOME                                 4,147,000          3,872,000
Provision for loan losses                              90,000            150,000
                                                  -----------         ----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                      4,057,000          3,722,000
                                                  -----------         ----------

NON-INTEREST INCOME
Service charges                                       541,000            486,000
Earnings from cash surrender value
      of bank-owned life insurance                    119,000            151,000
Net security gains                                         --            149,000
Other non-interest income                             200,000            208,000
                                                  -----------         ----------
TOTAL NON-INTEREST INCOME                             860,000            994,000
                                                  -----------         ----------

NON-INTEREST EXPENSES
Salaries and employee benefits                      1,645,000          1,484,000
Occupancy and equipment expenses                      450,000            467,000
Other real estate owned (income) expenses, net         (9,000)            36,000
Other non-interest expenses                           698,000            702,000
                                                  -----------         ----------
TOTAL NON-INTEREST EXPENSES                         2,784,000          2,689,000
                                                  -----------         ----------
Income before income tax expense                    2,133,000          2,027,000
Income tax expense                                    573,000            601,000
                                                  -----------         ----------
NET INCOME                                        $ 1,560,000         $1,426,000
                                                  ===========         ==========
Basic earnings per common share                   $      0.35         $     0.32
                                                  ===========         ==========
Average common shares outstanding                   4,434,000          4,434,000
                                                  ===========         ==========


Share and per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       For the Three Months
                                                                          Ended March 31,

                                                                     2004                2003
                                                                  ----------          ----------
OPERATING ACTIVITIES
Net income                                                        $1,560,000          $1,426,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                        90,000             150,000
     Net gain on sales of other real estate owned                         --             (28,000)
     Depreciation and amortization                                   153,000             162,000
     Net earnings from cash surrender value
           of bank-owned life insurance                             (119,000)           (151,000)
     Net security gains                                                   --            (149,000)
     Decrease in accrued interest receivable                         362,000             242,000
     (Increase)decrease in other assets                             (472,000)            280,000
     Increase in accrued
          expenses and other liabilities                             820,000             309,000
                                                                  ----------          ----------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                           2,394,000           2,241,000
                                                                  ----------          ----------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                                8,047,000          16,548,000
      Securities held to maturity                                    250,000             418,000
Proceeds from sales of securities available for sale                      --          11,900,000
Purchases :
      Securities available for sale                               (4,700,000)        (10,100,000)
      Securities held to maturity                                   (143,000)            (95,000)
Disbursements for loan originations, net of
       principal collections                                      (6,856,000)         (3,901,000)
Purchase of Federal Home Loan Bank stock                            (200,000)                 --
Call of Federal Home Loan Bank stock                                 150,000             400,000
Net purchases of premises and equipment                             (165,000)           (102,000)
Proceeds from sales of other real estate owned                            --              74,000
                                                                  ----------          ----------
          NET CASH (USED IN) PROVIDED BY
              INVESTING ACTIVITIES                                (3,617,000)         15,142,000
                                                                  ----------          ----------
FINANCING ACTIVITIES
Net increase in deposits                                           6,792,000           1,316,000
Decrease in short-term debt                                       (5,253,000)         (6,137,000)
Cash dividends paid                                                 (399,000)           (325,000)
                                                                  ----------          ----------
          NET CASH  PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                                1,140,000          (5,146,000)
                                                                  ----------          ----------
          NET (DECREASE)INCREASE IN
               CASH AND CASH EQUIVALENTS                             (83,000)         12,237,000
Cash and cash equivalents at beginning of period                  15,992,000          12,874,000
                                                                  ----------          ----------
Cash and cash equivalents at end of period                       $15,909,000         $25,111,000
                                                                 ===========         ===========
Supplemental imformation:
   Cash paid for:
          Interest                                               $   997,000         $ 1,105,000
          Income taxes                                               253,000              43,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                March 31, 2004
                                 (Unaudited)


A.   Financial Statement Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2004 and December 31, 2003, the results of operations for the three month periods ended March 31, 2004 and 2003, and the cash flows for the three month periods ended March 31, 2004 and 2003. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2003 Annual Report on Form 10-K.


B.   Earnings per Share

     Basic earnings per share amounts were calculated for the three month periods ended March 31, 2004 and 2003 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.35 for the quarter ended March 31, 2004, as compared to $0.32 per share for the same period in 2003.


C.   Comprehensive Income

     Comprehensive income for the three-month periods ended March 31, 2004 and 2003 was $2,246,000 and $1,018,000, respectively. The following summarizes the components of the Company's other comprehensive income
     (loss) for the three-month periods:

     Three Months Ended March 31, 2004

     Net unrealized holding gains arising
       during the period, net of tax
       (pre-tax amount of $1,158,000)                      $       686,000
     Reclassification adjustment for net gains
       realized in net income during the period,
       net of tax (pre-tax amount of $0)                                --
                                                           ----------------
     Other comprehensive income                            $       686,000
                                                           ================


     Three Months Ended March 31, 2003

     Net unrealized holding losses arising
       during the period, net of tax
       (pre-tax amount of $541,000)                        $      (320,000)
     Reclassification adjustment for net gains
       realized in net income during the period,
       net of tax (pre-tax amount of $149,000)             $       (88,000)
                                                           ----------------
     Other comprehensive loss                              $      (408,000)
                                                           ================

D.   New Accounting Pronouncements

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits
     - an Amendment of FASB Statements No. 87, 88, and 106". This statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement generally is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company's disclosures in the December 31, 2003 and March 31, 2004 consolidated financial statements incorporate the requirements of the revised Statement 132.


E.   Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors postretirement medical and life insurance benefit plans for retirees in the pension plan. The components of the net periodic benefit cost for these plans were as follows for the three month periods ended March 31:


                                                        Pension benefits          Postretirement benefits

                                                      2004            2003            2004       2003

Service cost                                        $ 67,000       $ 63,000        $ 61,000    $38,000
Interest cost                                         94,000         85,000          52,000     37,000
Expected return on plan assets                       (80,000)       (69,000)             --         --
Amortization of prior service cost                     6,000          6,000              --         --
Amortization of transition (asset) obligation         (1,000)        (1,000)          4,000      4,000
Recognized net actuarial loss                         33,000         27,000          15,000      2,000
                                                    --------       --------        --------    -------
        Net periodic benefit cost                   $119,000       $111,000        $132,000    $81,000
                                                    ========       ========        ========    =======

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $488,000 to its pension plan and $80,000 to its other postretirement benefits plan in 2004. As of March 31, 2004, no contributions have been made to the pension plan and $10,000 of contributions have been made to the other postretirement benefits plan.

F.   Stock Split

     On May 14, 2003 the Board of Directors of the Company declared a three-for-one stock split which was distributed on June 17, 2003. All share and per share data have been restated to reflect the split.


G.   Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $640,000 at March 31, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2004 was insignificant.

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

A.   Overview - Financial Condition

     During the period from December 31, 2003 to March 31, 2004, total assets increased $4,206,000 or 1.2%. Decreases in cash and due from banks, securities available for sale, securities held to maturity and accrued interest receivable were offset by increases in net loans, FHLB stock and cash surrender value of bank-owned life insurance. Securities available for sale decreased from $115,564,000 at year end 2003 to $113,375,000 at March 31, 2004, a decrease of $2,189,000 or 1.9%. Net loans increased from $193,106,000 at year end 2003 to $199,872,000 at March 31, 2004, an increase of $6,766,000 or 3.5%.

     Deposits increased from $280,227,000 at December 31, 2003 to $287,019,000 at March 31, 2004, an increase of $6,792,000 or 2.4%.
     Demand deposits decreased from $59,189,000 at December 31, 2003 to $58,523,000 at March 31, 2004, a decrease of $666,000 or 1.1%. These lower cost deposits are an important offset to the cost of higher priced funds. Savings deposits increased from $80,768,000 at December 31, 2003 to $84,719,000 at March 31, 2004, an increase of $3,951,000 or 4.9%.

     Total stockholders' equity increased $1,847,000 or 5.2% from $35,786,000 at December 31, 2003 to $37,633,000 at March 31, 2004. This increase was the result of net income of $1,560,000 less cash dividends of $399,000 and a $686,000 increase in accumulated other comprehensive income.

Loan Portfolio Composition:

                                March 31, 2004            December 31, 2003

                             Amount       Percent       Amount      Percent
                              (in                        (in
                           thousands)                 thousands)

REAL ESTATE LOANS
Residential                   79,775       39.0%        78,339        39.6%
Commercial                    63,884       31.3%        59,799        30.2%
Home Equity                   18,843        9.2%        18,337         9.3%
Farm Land                      2,845        1.4%         2,872         1.4%
Construction                   3,969        1.9%         4,102         2.1%
                             -------      ------       --------      ------
                             169,316       82.8%       163,449        82.6%
                             -------      ------       --------      ------

OTHER LOANS
Commercial Loans              18,843        9.2%        17,157         8.7%
Consumer Installment Loans    14,579        7.1%        15,350         7.7%
Other Consumer Loans           1,312        0.7%         1,488         0.8%
Agriculture                      379        0.2%           403         0.2%
                             -------      ------       --------      ------
                              35,113       17.2%        34,398        17.4%
                             -------      ------       --------      ------
              Total Loans    204,429      100.0%       197,847       100.0%
                             -------      ------       --------      ------
Unearned Discounts            (1,058)                   (1,172)
Allowance For Loan Losses     (3,499)                   (3,569)
                             -------                   --------
Total Loans, Net             199,872                   193,106
                             =======                   =======


B.   Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $90,000 for the three months ended March 31, 2004 compared to $150,000 for the three months ended March 31, 2003. Total charge offs for the three month period ended March 31, 2004 were $194,000 compared to $96,000 for the same period in the prior year, while recoveries decreased from $46,000 for the 2003 period to $34,000 for the 2004 period. The amounts represent net charge offs of $160,000 in the first quarter of 2004 versus net charge-offs of $50,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the three month periods ended March 31:

                                                         2004          2003
                                                      ----------    ----------
     Balance at beginning of period                   $3,569,000    $3,068,000
     Provision for loan losses                            90,000       150,000
     Loans charged off                                  (194,000)      (96,000)
     Recoveries                                           34,000        46,000
                                                      ----------    ----------
     Balance at end of period                         $3,499,000    $3,168,000
                                                      ==========    ==========
     Annualized net charge offs as a
       percentage of average outstanding loans              0.32%         0.11%
     Allowance for loan losses to:
         Total loans                                        1.72%         1.80%
         Total non-performing loans                        233.6%        143.9%


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

     Non-performing loans are summarized as follows at March 31:


                                                                     2004                2003
                                                                  ----------         ----------
     Non-accrual loans                                            $1,028,000         $  930,000
     Loans past due 90 days or more and still accruing interest      470,000          1,272,000
                                                                  ----------         ----------
     Total non-performing loans                                    1,498,000          2,202,000
                                                                  ----------         ----------
     Non-performing loans as a percentage of total loans                0.74%              1.25%
                                                                  ----------         ----------


     As of March 31, 2004 and 2003, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $660,000 and $772,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

D.   Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.1% and total risk-based capital was 18.3% of risk-weighted assets at March 31, 2004. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.5% at March 31, 2004 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2004.

     TIER I CAPITAL
     Stockholders' equity, excluding accumulated
     other comprehensive income                                   $ 36,867,000

     TIER II CAPITAL
     Allowance for loan losses(1)                                    2,683,000
                                                                  ------------
     Total risk-based capital                                     $ 39,550,000
                                                                  ------------
     Risk-weighted assets(2)                                      $216,120,000
                                                                  ------------
     Average assets                                               $351,479,000
                                                                  ------------

     RATIOS
     Tier I risk-based capital (minimum 4.0%)                            17.1%
     Total risk-based capital (minimum 8.0%)                             18.3%
     Leverage (minimum 4.0%)                                             10.5%

     (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

     (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet as of March 31, 2004 Year to Date

(Dollars in Thousands, Fully Taxable Equivalent)

                                                      AVERAGE     % OF      INTEREST        AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                    BALANCE    ASSETS    EARNED/PAID     YIELD/RATE

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                70,835    20.15%         946          5.34%
     TAX EXEMPT SECURITIES                             50,139    14.27%         771          6.15%
                                                     --------   -------      ------
          TOTAL SECURITIES                            120,974    34.42%       1,717          5.68%
                                                     --------   -------      ------
SHORT TERM INVESTMENTS                                    672     0.19%           2          1.19%
LOANS(NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                            145,168    41.30%       2,619          7.22%
     HOME EQUITY LOANS                                 18,385     5.23%         285          6.20%
     TIME AND DEMAND LOANS                             17,063     4.86%         267          6.26%
     INSTALLMENT LOANS                                 16,986     4.83%         431         10.15%
     OTHER LOANS                                        2,949     0.84%          78         10.58%
                                                     --------   -------      ------
          TOTAL LOANS <F3>                            200,551    57.06%       3,680          7.34%
                                                     --------   -------      ------
          TOTAL INTEREST EARNING ASSETS               322,197    91.67%       5,399          6.70%
                                                     --------   -------      ------
ALLOWANCE FOR LOAN LOSSES                              (3,486)   (0.99)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO            1,502     0.43%
CASH AND DUE FROM BANKS(DEMAND)                        12,856     3.66%
FIXED ASSETS(NET)                                       3,064     0.87%
BANK OWNED LIFE INSURANCE                              12,317     3.50%
OTHER ASSETS                                            3,029     0.86%
                                                     ========   =======
          TOTAL ASSETS                               $351,479   100.00%
                                                     ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
NOW AND SUPER NOW ACCOUNTS                           $ 42,442    12.08%          32          0.30%
SAVINGS AND INSURED MONEY MARKET                       79,837    22.71%         120          0.60%
TIME DEPOSITS                                         102,322    29.11%         537          2.10%
                                                     --------   -------      ------
          TOTAL INTEREST BEARING DEPOSITS             224,601    63.90%         689          1.23%
FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                 2,041     0.58%           5          0.98%
LONG TERM DEBT                                         27,000     7.68%         296          4.39%
                                                     --------   -------      ------
          TOTAL INTEREST BEARING LIABILITIES          253,642    72.16%         990          1.56%
                                                     --------   -------      ------
DEMAND DEPOSITS                                        58,017    16.51%
OTHER LIABILITIES                                       3,089     0.88%
                                                     --------
          TOTAL LIABILITIES                           314,748    89.55%
STOCKHOLDERS EQUITY                                    36,731    10.45%
                                                     ========   =======
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                     $351,479   100.00%
                                                     ========   =======
                                                                              ------
NET INTEREST INCOME                                                           $4,409
                                                                              ======
NET INTEREST SPREAD                                                                          5.14%
                                                                                            ======
NET INTEREST MARGIN <F2>                                                                     5.47%
                                                                                            ======


<F1> Yields on securities available for sale are based on amortized costs.

<F2> Computed by dividing net interest income by average interest earning assets.

<F3> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.




Consolidated Average Balance Sheet as of March 31, 2003 Year to Date

(Dollars in Thousands, Fully taxable Equivalent)

                                                              AVERAGE        % OF       INTEREST        AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                            BALANCE        ASSETS    EARNED/PAID     YIELD/RATE
ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                        75,490       23.38%      1,031            5.46%
     TAX EXEMPT SECURITIES                                     37,977       11.76%        730            7.69%
                                                             --------      -------     ------
          TOTAL SECURITIES                                    113,467       35.14%      1,761            6.21%
                                                             --------      -------     ------
SHORT TERM INVESTMENTS                                          4,711        1.46%         11            0.93%
LOANS(NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                    124,711       38.63%      2,472            7.93%
     HOME EQUITY LOANS                                         15,196        4.71%        247            6.50%
     TIME AND DEMAND LOANS                                     14,428        4.47%        209            5.79%
     INSTALLMENT LOANS                                         17,219        5.33%        449           10.43%
     OTHER LOANS                                                2,655        0.82%         73           11.00%
                                                             --------      -------     ------
          TOTAL LOANS <F3>                                    174,209       53.96%      3,450            7.92%
                                                             --------      -------     ------
          TOTAL INTEREST EARNING ASSETS                       292,387       90.56%      5,222            7.14%
                                                             --------      -------     ------
ALLOWANCE FOR LOAN LOSSES                                      (3,097)      (0.96)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                    3,205        0.99%
CASH AND DUE FROM BANKS(DEMAND)                                11,842        3.67%
FIXED ASSETS(NET)                                               3,217        1.00%
BANK OWNED LIFE INSURANCE                                      11,802        3.66%
OTHER ASSETS                                                    3,475        1.08%
                                                             ========      =======
          TOTAL ASSETS                                       $322,831      100.00%
                                                             ========      =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
NOW AND SUPER NOW ACCOUNTS                                   $ 37,990       11.77%         44            0.46%
SAVINGS AND INSURED MONEY MARKET                               78,897       24.44%        145            0.74%
TIME DEPOSITS                                                  87,506       27.11%        543            2.48%
                                                             --------      -------     ------
          TOTAL INTEREST BEARING DEPOSITS                     204,393       63.30%        732            1.43%
FEDERAL FUNDS PURCHASED AND
  OTHER SHORT TERM DEBT                                         1,015        0.31%          3            1.18%
LONG TERM DEBT                                                 30,000        9.29%        323            4.31%
                                                             --------      -------     ------
          TOTAL INTEREST BEARING LIABILITIES                  235,408       72.92%      1,058            1.80%
                                                             --------      -------     ------
DEMAND DEPOSITS                                                51,722       16.02%
OTHER LIABILITIES                                               3,100        0.96%
                                                             --------
          TOTAL LIABILITIES                                   290,230       89.90%
STOCKHOLDERS EQUITY                                            32,601       10.10%
                                                             ========      =======
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                             $322,831      100.00%
                                                             ========      =======

                                                                                       ------
NET INTEREST INCOME                                                                    $4,164
                                                                                       ======
NET INTEREST SPREAD                                                                                      5.35%
                                                                                                         =====
NET INTEREST MARGIN <F2>                                                                                 5.70%
                                                                                                         =====


<F1> Yields on securities available for sale are based on amortized costs.

<F2> Computed by dividing net interest income by average interest earning assets.

<F3> For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.



E.   Result of Operations

     Net income for the first three months of 2004 increased by $134,000 to $1,560,000 compared to $1,426,000 for the same period in 2003. This overall increase was primarily due to an increase of $275,000 in net interest income and a $60,000 decrease in the provision for loan losses which was partially offset by a $134,000 decrease in the non-interest income and an increase of $95,000 in non-interest expenses. The Company's annualized return on average assets was 1.7% in the current quarter compared to 1.8% in the same period last year. The annualized return on average stockholders' equity was 17.0% and 17.5% for the first three months of 2004 and 2003, respectively.

     Tax equivalent interest income increased $177,000 or 3.4% in the first three month's of 2004 compared to the same period in 2003, primarily due to an increase in average earning assets partially offset by a decrease in asset yields. The yield on investment securities decreased 53 basis points from 6.21% in 2003 to 5.68% in 2004 in response to the decrease in overall market interest rates. The yield on the total loan portfolio decreased by 58 basis points in the quarter ended March 31, 2004 compared to the first quarter of 2003. Several loan category rates decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 71 basis points for the three month period primarily due to the re-pricing of variable rate loans and the origination of fixed rate loans at lower interest rates which is consistent with the reduction in market interest rates since the corresponding three-month period in 2003. The overall yield on interest earning assets decreased 44 basis points from 7.14% for the three months ended March 31, 2003 to 6.70% for the same period in 2004. The total average balance for earning assets was $322,197,000 for the three month period ended March 31, 2004 compared to $292,387,000 for the same three month period in 2003, an increase of $29,810,000 or 10.2%. An increase in average loans of $26,342,000 accounted for the majority of this increase.

     The declining interest rate environment enabled the Company to re-price its deposits which resulted in a 24 basis point reduction in the yield on interest bearing liabilities for the three month period ended March 31, 2004 as compared to the same period in 2003. The overall net interest margin decreased 23 basis points from 5.70% in the first quarter of 2003 to 5.47% in the first quarter of 2004.

     The provision for loan losses was $90,000 thousand for the three months ended March 31, 2004, a decrease of $60,000 compared to $150,000 for the three months ended March 31, 2003. This decrease was principally due to improved asset quality and lower delinquency rates.

     Non-interest income was $860,000 for the first three months of 2004 compared to $994,000 for the same period in 2003, a decrease of $134,000 or 13.5%. This decrease was primarily due to the fact that no net security gains were realized by the Company during the first quarter of 2004. In the first three months of 2003, the Company realized $149,000 in net security gains from sales of $11,100,000 of callable agency securities. In addition, a $32,000 decrease in earnings from the cash surrender value of bank-owned life insurance contributed to the overall decline in non-interest income. These decreases were partially offset by a $55,000 increase in service charges.

     Non-interest expenses were $2,784,000 for the first three months of 2004 compared to $2,689,000 for the same period in 2003, an increase of $95,000 or 3.5%. This increase reflects a $161,000 increase in salaries and employee benefits costs due to normal salary increases and increased costs for health care benefits. All other expense categories combined decreased by $66,000.

     Income tax expense was $573,000 was for the three month period ended March 31, 2004 compared to $601,000 for the corresponding period in 2003, a decrease of $28,000 or 4.7%. The Company's effective tax rates were 26.9% and 29.6% for the three month periods ended March 31, 2004 and 2003, respectively. This decrease was primarily due to an increase in tax-exempt securities.


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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2003. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

          Reports on Form 8-K

          Current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2004

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

May 13, 2004