Form 10-Q
period 2004-06-30
JEFFERSONVILLE BANCORP
filed 2004-08-16
CIK 874495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________________ to _________________________ .

      Commission File Number: 0-19212


                            JEFFERSONVILLE BANCORP
            (Exact name of registrant as specified in its charter)

               New York                              22-2385448
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

P.O. Box 398, Jeffersonville New York                  12748
(Address of principal executive offices)             (Zip Code)

                                (845) 482-4000
             (Registrant's telephone number, including area code)


       _______________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               [X] Yes [ ] No


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                               [ ] Yes [X] No


Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock (par value $ .50)                           4,434,321
------------------------------                ------------------------------
            Class                             Outstanding at August 13, 2004

                              INDEX TO FORM 10-Q

                                                                         Page

Part 1

Item 1     Consolidated Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           June 30, 2004 and December 31, 2003                            1

           Consolidated Statements of  Income for the Three
           Months Ended June 30, 2004 and 2003                            2

           Consolidated Statements of Income for the Six
           Months Ended June 30, 2004 and 2003                            3

           Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2004 and 2003                            4

           Notes to Consolidated Interim Financial Statements           5-7


Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         8-19


Item 3     Quantitative and Qualitative Disclosures
           about Market Risk                                             19


Item 4     Controls and Procedures                                       20



Part 2

Item 1     Legal Proceedings


Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


Item 3     Defaults upon Senior Securities


Item 4     Submission of Matters to a Vote of Security Holders


Item 5     Other Information


Item 6     Exhibits and Reports on Form 8-K                              22


Signatures                                                               23

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                  June 30,       December 31,
                                                                                    2004            2003
                                                                                ------------    ------------
ASSETS
Cash and  due from banks                                                        $ 14,332,000    $ 15,992,000
Federal funds sold                                                                 1,500,000              --
Securities available for sale, at fair value                                     107,424,000     115,564,000
Securities held to maturity, estimated fair value of $5,860,000
       at June 30, 2004 and $5,947,000 at December 31, 2003                        5,824,000       5,916,000
Loans, net of allowance for loan losses of $3,578,000
     at June 30, 2004 and $3,569,000 at December 31, 2003                        209,386,000     193,106,000
Accrued interest receivable                                                        2,152,000       2,301,000
Premises and equipment, net                                                        3,062,000       3,063,000
Federal Home Loan Bank stock                                                       1,350,000       1,600,000
Other real estate owned                                                               43,000          43,000
Cash surrender value of bank-owned life insurance                                 12,526,000      12,268,000
Other assets                                                                       3,555,000       2,351,000
                                                                                ------------    ------------
          TOTAL ASSETS                                                          $361,154,000    $352,204,000
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                         $ 65,758,000    $ 59,189,000
        NOW and super NOW accounts                                                37,969,000      38,290,000
        Savings and money market deposits                                         85,505,000      80,768,000
        Time deposits                                                            103,881,000     101,980,000
                                                                                ------------    ------------
           TOTAL DEPOSITS                                                        293,113,000     280,227,000

     Federal Home Loan Bank borrowings                                            27,000,000      27,000,000
     Short-term borrowings                                                           416,000       5,521,000
     Accrued expenses and other liabilities                                        4,287,000       3,670,000
                                                                                ------------    ------------
           TOTAL LIABILITIES                                                     324,816,000     316,418,000
                                                                                ------------    ------------
Stockholders' equity:
        Series A preferred stock, no par value;
             2,000,000 shares authorized, none issued                                     --             --
        Common stock, $0.50 par value; 11,250,000 shares
           authorized ; 4,767,786 shares
           issued at June 30, 2004 and December 31, 2003                           2,384,000       2,384,000
        Paid-in capital                                                            6,483,000       6,483,000
        Treasury stock, at cost; 333,465 shares at  June 30, 2004
            and December 31, 2003                                                 (1,108,000)     (1,108,000)
        Retained earnings                                                         30,201,000      27,947,000
        Accumulated other comprehensive (loss) income                             (1,622,000)         80,000
                                                                                ------------    ------------
           TOTAL  STOCKHOLDERS' EQUITY                                            36,338,000      35,786,000
                                                                                ------------    ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                          $361,154,000    $352,204,000
                                                                                ============    ============


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                               For the Three Months
                                                                   Ended June 30,

                                                            2004                  2003
                                                        -----------           -----------
INTEREST INCOME
Loan interest and fees                                  $ 3,738,000           $ 3,591,000
Securities:
     Taxable                                                863,000               839,000
     Nontaxable                                             503,000               494,000
Federal funds sold                                            5,000                 9,000
                                                        -----------           -----------
TOTAL INTEREST INCOME                                     5,109,000             4,933,000
                                                        -----------           -----------

INTEREST EXPENSE
Deposits                                                    691,000               693,000
Federal Home Loan Bank borrowings                           281,000               326,000
Other                                                         3,000                 4,000
                                                        -----------           -----------
TOTAL INTEREST EXPENSE                                      975,000             1,023,000
                                                        -----------           -----------
NET INTEREST INCOME                                       4,134,000             3,910,000
Provision for loan losses                                    90,000               110,000
                                                        -----------           -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                            4,044,000             3,800,000
                                                        -----------           -----------
NON-INTEREST INCOME
Service charges                                             571,000               497,000
Earnings from cash surrender value
      of bank-owned life insurance                          139,000               139,000
Net security gains                                            6,000                 5,000
Other non-interest income                                   323,000               279,000
                                                        -----------           -----------
TOTAL NON-INTEREST INCOME                                 1,039,000               920,000
                                                        -----------           -----------

NON-INTEREST EXPENSES
Salaries and employee benefits                            1,825,000             1,685,000
Occupancy and equipment expenses                            443,000               506,000
Other real estate owned (income) expenses, net              (11,000)                   --
Other non-interest expenses                                 807,000               712,000
                                                        -----------           -----------
TOTAL NON-INTEREST EXPENSES                               3,064,000             2,903,000
                                                        -----------           -----------
Income before income tax expense                          2,019,000             1,817,000
Income tax expense                                          525,000               422,000
                                                        -----------           -----------
NET INCOME                                              $ 1,494,000           $ 1,395,000
                                                        ===========           ===========
Basic earnings per common share                         $      0.34           $      0.31
                                                        ===========           ===========
Weighted average common shares outstanding                4,434,000             4,434,000
                                                        ===========           ===========


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                For the Six Months
                                                                   Ended June 30,

                                                           2004                   2003
                                                        -----------           -----------
INTEREST INCOME
Loan interest and fees                                  $ 7,418,000           $ 7,041,000
Securities:
     Taxable                                              1,809,000             1,870,000
     Nontaxable                                           1,012,000               932,000
Federal funds sold                                            7,000                20,000
                                                        -----------           -----------
TOTAL INTEREST INCOME                                    10,246,000             9,863,000
                                                        -----------           -----------
INTEREST EXPENSE
Deposits                                                  1,380,000             1,425,000
Federal Home Loan Bank borrowings                           577,000               649,000
Other                                                         8,000                 7,000
                                                        -----------           -----------
TOTAL INTEREST EXPENSE                                    1,965,000             2,081,000
                                                        -----------           -----------
NET INTEREST INCOME                                       8,281,000             7,782,000
Provision for loan losses                                   180,000               260,000
                                                        -----------           -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                            8,101,000             7,522,000
                                                        -----------           -----------
NON-INTEREST INCOME
Service charges                                           1,112,000               983,000
Earnings from cash surrender value
      of bank-owned life insurance                          258,000               290,000
Net security gains                                            6,000               154,000
Other non-interest income                                   523,000               487,000
                                                        -----------           -----------
TOTAL NON-INTEREST INCOME                                 1,899,000             1,914,000
                                                        -----------           -----------
NON-INTEREST EXPENSES
Salaries and employee benefits                            3,470,000             3,169,000
Occupancy and equipment expenses                            893,000               973,000
Other real estate owned (income) expenses, net              (20,000)               36,000
Other non-interest expenses                               1,505,000             1,414,000
                                                        -----------           -----------
TOTAL NON-INTEREST EXPENSES                               5,848,000             5,592,000
                                                        -----------           -----------
Income before income tax expense                          4,152,000             3,844,000
Income tax expense                                        1,098,000             1,023,000
                                                        -----------           -----------
NET INCOME                                              $ 3,054,000           $ 2,821,000
                                                        ===========           ===========
Basic earnings per common share                         $      0.69           $      0.64
                                                        ===========           ===========
Weighted average common shares outstanding                4,434,000             4,434,000
                                                        ===========           ===========



See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                               For the Six Months
                                                                  Ended June 30,

                                                           2004                  2003
                                                        -----------           -----------
OPERATING ACTIVITIES
Net income                                              $ 3,054,000           $ 2,821,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                              180,000               260,000
     Gain on sales of other real estate owned               (67,000)              (56,000)
     Depreciation and amortization                          305,000               330,000
     Earnings from in cash surrender value
          of bank-owned life insurance                     (258,000)             (290,000)
     Net security gains                                      (6,000)             (154,000)
     Decrease in accrued interest receivable                149,000               347,000
     (Increase) decrease in other assets                    (29,000)              702,000
     Increase (decrease) in accrued
          expenses and other liabilities                    617,000              (260,000)
                                                        -----------           -----------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                  3,945,000             3,700,000
                                                        -----------           -----------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
     Securities available for sale                       11,344,000            31,453,000
     Securities held to maturity                            405,000               773,000
Proceeds from sales of securities available for sale             --            11,900,000
Purchases:
     Securities available for sale                       (6,075,000)          (40,024,000)
     Securities held to maturity                           (313,000)             (125,000)
Disbursements for loan originations, net of
     principal collections                              (16,460,000)          (12,503,000)
Purchases of FHLB stock                                    (425,000)                   --
Proceeds from sale of FHLB stock                            675,000                    --
Net purchases of premises and equipment                    (304,000)             (217,000)
Proceeds from sales of other real estate owned               67,000               116,000
                                                        -----------           -----------
               NET CASH USED IN
                    INVESTING ACTIVITIES                (11,086,000)           (8,627,000)
                                                        -----------           -----------
FINANCING ACTIVITIES
Net increase in deposits                                 12,886,000            10,888,000
Net decrease in short-term borrowings                    (5,105,000)           (6,006,000)
Cash dividends paid                                        (800,000)             (649,000)
                                                        -----------           -----------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                       6,981,000             4,233,000
                                                        -----------           -----------
          NET DECREASE IN
               CASH AND CASH EQUIVALENTS                   (160,000)             (694,000)
Cash and cash equivalents at beginning of period         15,992,000            12,874,000
                                                        -----------           -----------
Cash and cash equivalents at end of period              $15,832,000           $12,180,000
                                                        ===========           ===========
Supplemental imformation:
     Cash paid for:
          Interest                                      $ 1,972,000           $ 2,139,000
          Income taxes                                      821,000               581,000
  Transfer of loans to other real estate owned                   --               110,000



See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                June 30, 2004
                                 (Unaudited)


A.   Financial Statement Basis of Presentation

     The accompanying unaudited interim consolidated statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and the cash flows for the six month periods ended June 30, 2004 and 2003. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2003 Annual Report on Form 10-K.


B.   Earnings per Share

     Basic earnings per share amounts were calculated for the three and six month periods ended June 30, 2004 and 2003 based on weighted average common shares outstanding of 4,434,000. There were no dilutive securities during any of the periods. Earnings per share were $0.34 for the quarter ended June 30, 2004, as compared to $0.31 per share for the same period in 2003. Earnings per share were $0.69 for the six months ended June 30, 2004, as compared to $0.64 for the same period in 2003.


C.   Comprehensive Income

     Comprehensive income (loss) for the three-month periods ended June 30, 2004 and 2003 was $(894,000) and $1,866,000, respectively. Comprehensive income for the six-month periods ended June 30, 2004 and 2003 was $1,352,000 and $2,884,000, respectively.

     The following summarizes the components of the Company's other comprehensive income (loss) for the six-month periods:

     Six Months Ended June 30, 2004

     Net unrealized holding losses arising
       during the period, net of tax
       (pre-tax amount of $2,871,000)                         $ (1,698,000)
     Reclassification adjustment for net gains
       realized in net income during the period,
       net of tax (pre-tax amount of $6,000)                  $     (4,000)
                                                              ------------
     Other comprehensive loss                                 $ (1,702,000)
                                                              ============


     Six Months Ended June 30, 2003

     Net unrealized holding gains arising
       during the period, net of tax
       (pre-tax amount of $261,000)                           $    154,000
     Reclassification adjustment for net gains
       realized in net income during the period,
       net of tax (pre-tax amount of $154,000)                $    (91,000)
                                                              ------------
     Other comprehensive income                               $     63,000
                                                              ============

D.   Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors postretirement medical and life insurance benefit plans for retirees in the pension plan.

     The components of the net periodic benefit cost for these plans were as follows for the six month periods ended June 30:


                                           Pension benefits          Postretirement benefits
                                       ----------------------        -----------------------
                                          2004         2003            2004           2003
                                       --------      --------        --------       --------
Service cost                           $134,000      $126,000        $122,000       $ 76,000
Interest cost                           188,000       170,000         104,000         74,000
Expected return on plan assets         (160,000)     (138,000)             --             --
Amortization of prior service cost       12,000        12,000              --             --
Amortization of transition
  (asset) obligation                     (2,000)       (2,000)          8,000          8,000
Recognized net actuarial loss            66,000        54,000          30,000          4,000
                                       --------      --------        --------       --------
     Net periodic benefit cost         $238,000      $222,000        $264,000       $162,000
                                       ========      ========        ========       ========





     The components of the net periodic benefit cost for these plans were as follows for the three month periods ended June 30:



                                          Pension benefits           Postretirement benefits
                                       ----------------------        -----------------------
                                          2004         2003            2004           2003
                                       --------      --------        --------       --------
Service cost                           $ 67,000      $ 63,000        $ 61,000       $ 38,000
Interest cost                            94,000        85,000          52,000         37,000
Expected return on plan assets          (80,000)      (69,000)             --             --
Amortization of prior service cost        6,000         6,000              --             --
Amortization of transition
  (asset) obligation                     (1,000)       (1,000)          4,000          4,000
Recognized net actuarial loss            33,000        27,000          15,000          2,000
                                       --------      --------        --------       --------
          Net periodic benefit cost    $119,000      $111,000        $132,000       $ 81,000
                                       ========      ========        ========       ========




     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $488,000 to its pension plan and $80,000 to its other postretirement benefits plan in 2004. As of June 30, 2004, no contributions have been made to the pension plan and $20,000 of contributions have been made to the other postretirement benefits plan.

E.   Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $784,000 at June 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2004 was insignificant.

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


A.   Overview - Financial Condition

     During the period from December 31, 2003 to June 30, 2004, total assets increased $8,950,000 or 2.5%. Securities available for sale decreased by $8,140,000 or 7.0% primarily due to maturities and calls. Net loans increased from $193,106,000 at year end 2003 to $209,386,000 at June 30,
     2004, an increase of $16,280,000 or 8.4%. The strong loan activity is the result of increased economic activity in Sullivan County during the past year.

     Deposits increased from $280,227,000 at December 31, 2003 to $293,113,000 at June 30, 2004, an increase of $12,886,000 or 4.6%.
     Growth occurred in all deposit categories except NOW and super NOW accounts. Demand deposits increased from $59,189,000 at December 31, 2003 to $65,758,000 at June 30, 2004, an increase of $6,569,000 or
     11.1%. Savings and money market deposits increased from $80,768,000 at December 31, 2003 to $85,505,000 at June 30, 2004, an increase of $4,737,000 or 5.9%

     Total stockholders' equity increased $552,000 or 1.5% from $35,786,000 at December 31, 2003 to $36,338,000 at June 30, 2004. This increase was the result of net income of $3,054,000, less a decrease of $1,702,000 in accumulated other comprehensive income or loss, less cash dividends of $800,000.
                                      8

Loan Portfolio Composition

                                    June 30, 2004          December 31, 2003

                                  Amount      Percent       Amount     Percent
                              (in thousands)            (in thousands)

REAL ESTATE LOANS
     Residential                  $ 82,195     38.4%       $ 78,339     39.6%
     Commercial                     69,994     32.7          59,799     30.2
     Home Equity                    19,971      9.3          18,337      9.3
     Farm Land                       2,817      1.3           2,872      1.4
     Construction                    4,173      2.0           4,102      2.1
                                  --------    -----        --------    -----
                                  $179,150     83.7%       $163,449     82.6%
                                  --------    -----        --------    -----
OTHER LOANS
     Commercial Loans             $ 18,649      8.7        $ 17,157      8.7
     Consumer Installment Loans     14,703      6.9          15,350      7.7
     Other Consumer Loans            1,173      0.6           1,488      0.8
     Agriculture                       293      0.1             403      0.2
                                  --------    -----        --------    -----
                                    34,818     16.3          34,398     17.4
                                  --------    -----        --------    -----
        Total Loans               $213,968    100.0%       $197,847    100.0%
                                  --------    -----        --------    -----
     Unearned Discounts             (1,004)                  (1,172)
     Allowance for Loan Losses      (3,578)                  (3,569)
                                  --------                 --------
        Total Loans, Net          $209,386                 $193,106
                                  ========                 ========


B.   Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $180,000 for the six months ended June 30, 2004 and $260,000 for the six months ended June 30, 2003. Total charge offs for the six month period ended June 30, 2004 were $254,000 compared to $255,000 for the same period in the prior year, while recoveries increased from $71,000 for the 2003 period to $83,000 for the 2004 period. The amounts represent a net charge-off of $171,000 in the first six months of 2004 versus a net charge-off of $184,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.


     Changes in the allowance for loan losses are summarized as follows for the six month periods ended June 30:

                                                2004                 2003
                                             ----------          ----------
     Balance at beginning of period          $3,569,000          $3,068,000
     Provision for loan losses                  180,000             260,000
     Loans charged off                         (254,000)           (255,000)
     Recoveries                                  83,000              71,000
                                             ----------          ----------
     Balance at end of period                $3,578,000          $3,144,000
                                             ==========          ==========

     Annualized net charge-offs as a
       percentage of average outstanding loans     0.17%                0.20%
     Allowance for loan losses to:
       Total loans                                 1.68%               1.71%
       Total non-performing loans                 274.0%              152.6%

C.   Non Accrual and Past Due Loans

     The Company places a loan on nonaccrual status when collectibility of principal or interest is doubtful, or when either principal or interest is 90 days or more past due, and collectibility is in doubt. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal.

     Non-performing loans are summarized as follows at June 30:

                                                2004                 2003
                                             ----------          ----------
     Non-accrual loans                       $1,076,000          $  957,000
     Loans past due 90 days or more
       and still accruing interest              230,000           1,103,000
                                             ----------          ----------
     Total non-performing loans              $1,306,000          $2,060,000
                                             ----------          ----------
     Non-performing loans as a
       percentage of total loans                   0.61%               1.12%
                                             ----------          ----------


     As of June 30, 2004 and 2003, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $708,000 and $896,000, respectively. There was no allowance for loan impairment under Statement No.114 at either date, primarily due to prior charge offs and the adequacy of collateral values on these loans.

     In addition to the non-performing loans, we have identified through normal internal credit review procedures, $8,692,000 in loans that warrant increased attention as of June 30, 2004. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of the allowance for loan losses at June 30, 2004. None of these loans were considered impaired and, as such, no specific impairment allowance was established for these.

D.   Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.0% and total risk-based capital was 18.3% of risk-weighted assets at June 30, 2004. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.7% at June 30, 2004 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2004.

     TIER I CAPITAL
     Stockholders' equity, excluding accumulated
     other comprehensive income                                $ 37,960,000

     TIER II CAPITAL
     Allowance for loan losses (1)                                2,788,000
                                                               ------------
     Total risk-based capital                                  $ 40,748,000
                                                               ------------
     Risk-weighted assets (2)                                  $223,009,000
                                                               ------------
     Average assets                                            $354,555,000
                                                               ------------

     RATIOS
     Tier I risk-based capital (minimum 4.0%)                          17.0%
     Total risk-based capital (minimum 8.0%)                           18.3%
     Leverage (minimum 4.0%)                                           10.7%

     (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

     (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet for the six months ended June 30, 2004
(Dollars in Thousands, Fully Taxable Equivalent)

                                                             AVERAGE        % OF           INTEREST      AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                           BALANCE       ASSETS            PAID         YIELD

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                       69,214        19.52%            1,809         5.23%
     TAX EXEMPT SECURITIES                                    49,883        14.07%            1,533         6.15%
                                                            --------     --------          --------
          TOTAL SECURITIES                                   119,097        33.59%            3,342         5.61%
                                                            --------     --------          --------
SHORT TERM INVESTMENTS                                         1,764         0.50%                7         0.79%
LOANS (NET UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                   147,939        41.72%            5,276         7.13%
     HOME EQUITY LOANS                                        18,890         5.33%              585         6.19%
     TIME AND DEMAND LOANS                                    17,090         4.82%              531         6.21%
     INSTALLMENT LOANS                                        17,208         4.85%              874        10.16%
     OTHER LOANS                                               3,178         0.90%              152         9.57%
                                                            --------     --------          --------
          TOTAL LOANS <F3>                                   204,305        57.62%            7,418         7.26%
                                                            --------     --------          --------
          TOTAL INTEREST EARNING ASSETS                      325,166        91.71%           10,767         6.62%
                                                            --------     --------          --------
ALLOWANCE FOR LOAN LOSSES                                    (3,512)        (0.99)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                     679         0.19%
CASH AND DUE FROM BANKS (DEMAND)                              12,643         3.57%
FIXED ASSETS (NET)                                             3,080         0.87%
BANK OWNED LIFE INSURANCE                                     12,379         3.49%
OTHER ASSETS                                                   4,120         1.16%
                                                            ========     ========
          TOTAL ASSETS                                      $354,555       100.00%
                                                            ========     ========

LIABILITIES AND  EQUITY:
NOW AND SUPER NOW ACCOUNTS                                  $ 40,046        11.29%               55         0.27%
SAVINGS AND MONEY MARKET                                      82,559        23.29%              239         0.58%
TIME DEPOSITS                                                103,327        29.14%            1,086         2.10%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING DEPOSITS                    225,932        63.72%            1,380         1.22%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                    1,364         0.38%                8         1.17%
LONG TERM DEBT                                                27,000         7.62%              577         4.27%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING LIABILITIES                 254,296        71.72%            1,965         1.55%
                                                            --------     --------          --------
DEMAND DEPOSITS                                               59,772        16.86%
OTHER LIABILITIES                                              4,513         1.27%
                                                            --------     --------
          TOTAL LIABILITIES                                  318,581        89.85%
STOCKHOLDERS' EQUITY                                          35,974        10.15%
                                                            ========     ========
          TOTAL LIABILITIES AND  EQUITY                     $354,555       100.00%
                                                            ========     ========

                                                                                           ========
NET INTEREST INCOME                                                                        $  8,802
                                                                                           ========
NET INTEREST SPREAD                                                                                         5.07%
                                                                                                        ========
NET INTEREST MARGIN <F2>                                                                                    5.41%
                                                                                                        ========


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




Consolidated Average Balance Sheet for the six months ended June 30, 2003
(Dollars in Thousands, Fully Taxable Equivalent)


                                                            AVERAGE        % OF            INTEREST      AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                          BALANCE       ASSETS             PAID         YIELD

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                       71,884        21.83%            1,870         5.20%
     TAX EXEMPT SECURITIES                                    41,384        12.57%            1,412         6.82%
                                                            --------     --------          --------
          TOTAL SECURITIES                                   113,268        34.40%            3,282         5.80%
                                                            --------     --------          --------
SHORT TERM INVESTMENTS                                         3,525         1.07%               20         1.13%
LOANS (NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                   132,813        40.33%            5,020         7.56%
     HOME EQUITY LOANS                                        15,891         4.83%              483         6.08%
     TIME AND DEMAND LOANS                                    14,436         4.38%              438         6.07%
     INSTALLMENT LOANS                                        17,287         5.25%              956        11.06%
     OTHER LOANS                                               2,519         0.76%              144        11.43%
                                                            --------     --------          --------
          TOTAL LOANS <F3>                                   182,946        55.56%            7,041         7.70%
                                                            --------     --------          --------
          TOTAL INTEREST EARNING ASSETS                      299,739        91.03%           10,343         6.90%
                                                            --------     --------          --------
ALLOWANCE FOR LOAN LOSSES                                     (3,129)       (0.95)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                   3,185         0.97%
CASH AND DUE FROM BANKS(DEMAND)                               11,473         3.48%
FIXED ASSETS(NET)                                              3,198         0.97%
BANK OWNED LIFE INSURANCE                                     11,872         3.61%
OTHER ASSETS                                                   2,947         0.89%
                                                            ========     ========
          TOTAL ASSETS                                      $329,285       100.00%
                                                            ========     ========

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                  $ 36,897        11.21%               84         0.46%
SAVINGS AND MONEY MARKET                                      84,435        25.64%                2         0.67%
TIME DEPOSITS                                                 87,742        26.65%            1,057         2.41%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING DEPOSITS                    209,074        63.49%            1,425         1.36%
FEDERAL FUNDS PURCHASED AND
OTHER SHORT TERM DEBT                                          1,261         0.38%                7         1.11%
LONG TERM DEBT                                                30,000         9.11%              649         4.33%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING LIABILITIES                 240,335        72.99%            2,081         1.73%
                                                            --------     --------          --------
DEMAND DEPOSITS                                               52,375        15.91%
OTHER LIABILITIES                                              3,243         0.98%
                                                            --------
          TOTAL LIABILITIES                                  295,953        89.88%
STOCKHOLDERS' EQUITY                                          33,332        10.12%
                                                            ========     ========
          TOTAL LIABILITIES AND EQUITY                      $329,285       100.00%
                                                            ========     ========

                                                                                           ========
NET INTEREST INCOME                                                                        $  8,262
                                                                                           ========
NET INTEREST SPREAD                                                                                         5.17%
                                                                                                        ========
NET INTEREST MARGIN <F2>                                                                                    5.51%
                                                                                                        ========


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




Consolidated Average Balance Sheet for the three months ended June 30, 2004
(Dollars in Thousands, Fully Taxable Equivalent)


                                                            AVERAGE        % OF            INTEREST      AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                          BALANCE       ASSETS             PAID         YIELD

ASSETS:
INVESTMENT SECURITIES
     TAXABLE SECURITIES                                       68,362        18.91%              863         5.05%
     TAX EXEMPT SECURITIES                                    50,181        13.88%              762         6.07%
                                                            --------     --------          --------
          TOTAL SECURITIES                                   118,543        32.79%            1,625         5.48%
                                                            --------     --------          --------
SHORT TERM INVESTMENTS                                         2,876         0.80%                          0.70%
LOANS (NET UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                   152,354        42.14%            2,657         6.98%
     HOME EQUITY LOANS                                        19,605         5.42%              300         6.12%
     TIME AND DEMAND LOANS                                    17,307         4.79%              264         6.10%
     INSTALLMENT LOANS                                        17,621         4.87%              443        10.06%
     OTHER LOANS                                               3,442         0.95%               74         8.60%
                                                            --------     --------          --------
          TOTAL LOANS                                        210,329        58.17%            3,738         7.11%
                                                            --------     --------          --------
          TOTAL INTEREST EARNING ASSETS                      331,748        91.75%            5,368         6.47%
                                                            --------     --------          --------
ALLOWANCE FOR LOAN LOSSES                                     (3,577)       (0.99)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                    (136)       (0.04)%
CASH AND DUE FROM BANKS (DEMAND)                              12,570         3.48%
FIXED ASSETS (NET)                                             3,130         0.87%
BANK OWNED LIFE INSURANCE                                     12,579         3.48%
OTHER ASSETS                                                   5,257         1.45%
                                                            ========     ========
          TOTAL ASSETS                                      $361,571       100.00%
                                                            ========     ========

LIABILITIES AND  EQUITY:
NOW AND SUPER NOW ACCOUNTS                                  $ 38,095        10.54%               23         0.24%
SAVINGS AND IMONEY MARKET                                     86,198        23.84%              119         0.55%
TIME DEPOSITS                                                105,480        29.17%              549         2.08%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING DEPOSITS                    229,773        63.55%              691         1.20%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                      702         0.19%                3         1.71%
LONG TERM DEBT                                                27,000         7.47%              281         4.16%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING LIABILITIES                 257,475        71.21%              975         1.51%
                                                            --------     --------          --------
DEMAND DEPOSITS                                               62,492        17.28%
OTHER LIABILITIES                                              5,987         1.66%
                                                            --------     --------
          TOTAL LIABILITIES                                  325,954        90.15%
STOCKHOLDERS' EQUITY                                          35,617         9.85%
                                                            ========     ========
          TOTAL LIABILITIES AND  EQUITY                     $361,571       100.00%
                                                            ========     ========

                                                                                           ========
NET INTEREST INCOME                                                                        $  4,393
                                                                                           ========
NET INTEREST SPREAD                                                                                         4.96%
                                                                                                        ========
NET INTEREST MARGIN                                                                                         5.30%
                                                                                                        ========


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




Consolidated Average Balance Sheet for the three months ended June 30, 2003
(Dollars in Thousands, Fully Taxable Equivalent)

                                                            AVERAGE        % OF            INTEREST     AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                          BALANCE       ASSETS             PAID        YIELD

ASSETS:
INVESTMENT SECURITIES
     TAXABLE SECURITIES                                       69,077        20.35%              839         4.86%
     TAX EXEMPT SECURITIES                                    45,251        13.33%              682         6.03%
                                                            --------     --------          --------
          TOTAL SECURITIES                                   114,328        33.69%            1,521         5.32%
                                                            --------     --------          --------
SHORT TERM INVESTMENTS                                         2,378         0.70%                9         1.51%
LOANS (NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                   142,391        41.95%            2,548         7.16%
     HOME EQUITY LOANS                                        16,763         4.94%              236         5.63%
     TIME AND DEMAND LOANS                                    14,604         4.30%              229         6.27%
     INSTALLMENT LOANS                                        17,547         5.17%              507        11.56%
     OTHER LOANS                                               2,411         0.71%               71        11.78%
                                                            --------     --------          --------
          TOTAL LOANS                                        193,716        57.08%            3,591         7.41%
                                                            --------     --------          --------
          TOTAL INTEREST EARNING ASSETS                      310,422        91.46%            5,121         6.60%
                                                            --------     --------          --------
ALLOWANCE FOR LOAN LOSSES                                     (3,196)       (0.94)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                   3,200         0.94%
CASH AND DUE FROM BANKS(DEMAND)                               11,231         3.31%
FIXED ASSETS (NET)                                             3,098         0.91%
BANK OWNED LIFE INSURANCE                                     12,074         3.56%
OTHER ASSETS                                                   2,568         0.76%
                                                            ========     ========
          TOTAL ASSETS                                      $339,397       100.00%
                                                            ========     ========

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                  $ 36,214        10.67%               40         0.44%
SAVINGS AND MONEY MARKET                                      90,911        26.79%              139         0.61%
TIME DEPOSITS                                                 88,953        26.21%               51         2.31%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING DEPOSITS                    216,078        63.67%              693         1.28%
FEDERAL FUNDS PURCHASED AND
OTHER SHORT TERM DEBT                                          1,521         0.45%                4         1.05%
LONG TERM DEBT                                                30,333         8.94%              326         4.30%
                                                            --------     --------          --------
          TOTAL INTEREST BEARING LIABILITIES                 247,932        73.05%            1,023         1.65%
                                                            --------     --------          --------
DEMAND DEPOSITS                                               53,610        15.80%
OTHER LIABILITIES                                              3,422         1.01%
                                                            --------
          TOTAL LIABILITIES                                  304,964        89.85%
STOCKHOLDERS' EQUITY                                          34,433        10.15%
                                                            ========     ========
          TOTAL LIABILITIES AND EQUITY                      $339,397       100.00%
                                                            ========     ========

                                                                                           ========
NET INTEREST INCOME                                                                        $  4,098
                                                                                           ========
NET INTEREST SPREAD                                                                                        4.95%
                                                                                                        ========
NET INTEREST MARGIN                                                                                        5.28%
                                                                                                        ========


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



     Liquidity

     Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are dividends from the Bank, its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The ability of the Bank to pay dividends is subject to various regulatory limitations. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $31.9 million, which may be used to meet unforeseen liquidity demands. Five separate FHLB term advances totaling $27.0 million at June 30, 2004 were being used to fund securities leverage transactions.

     In 2004, cash generated from operating activities amounted to $4.0 million and cash provided by financing activities amounted to $7.0 million. These amounts were offset by amounts used in investing activities of $11.2 million, resulting in a net decrease in cash and cash equivalents of $160,000. See the Consolidated Statements of Cash Flows for additional information.

     Maturity Schedule of Time Deposits of $100,000 or More

     Deposits
     Due three months or less                         $ 8,901,000
     Over three months through six months               1,519,000
     Over six months through twelve months              8,865,000
     Over twelve months                                 4,762,000
                                                      -----------
                                                      $24,047,000
                                                      ===========

     Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

E.   Result of Operations

     Net income for the quarter ended June 30, 2004 increased by $99,000 to $1,494,000 compared to $1,395,000 for the corresponding period in 2003. The Company's annualized return on average assets was 1.7% and 1.6% for the quarters ended June 30, 2004 and 2003, respectively. The annualized return on average stockholders' equity was 16.8% and 16.2% for the second quarter of 2004 and 2003, respectively.

     Total interest income for the second quarter of 2004 increased $176,000 or 3.6% from the corresponding period in 2003 and total interest expense decreased $48,000 or 4.7% from the corresponding period in 2003. Net interest income increased $99,000 or 7.1% from the prior year period. Non-interest income for the second quarter of 2004 increased $119,000 or 12.9% from the corresponding period in 2003, while total non-interest expenses increased $161,000 or 5.5% from the second quarter of 2003.

     Total interest income increased despite a decrease in the overall yield on interest earning assets due to an increase in interest earning assets. Total average interest earning assets were $331,748,000 for the three month period ended June 30, 2004 compared to $310,422,000 for the corresponding period in 2003, an increase of $21,326,000 or 6.9%. There was an increase in all earning asset categories, the largest being loans which increased $16,613,000. The yield on interest earning assets decreased by 13 basis points from 6.60% for the three month period ended June 30, 2003 to 6.47% for the three month period ended June 30, 2004. This decrease was primarily due to a 18 basis point decrease in the yield on real estate mortgage loans from 7.16% for the quarter ended June 30, 2003 to 6.98% for the quarter ended June 30, 2004 partially offset by a 16 basis point increase in the yield on investment securities from 5.32% for the quarter ended June 30, 2003 to 5.48% for the quarter ended June 30, 2004.

     Total interest expense decreased as a result of a decrease in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $257,475,000 for the three month period ended June 30, 2004 compared to $247,932,000 for the corresponding period in 2003, an increase of $9,543,000 or 3.8%. The yield on interest bearing liabilities decreased by 14 basis points from 1.65% for the three month period ended June 30, 2003 to 1.51% for the three month period ended June 30, 2004.

     The provision for loan losses was $90,000 for the three months ended June 30, 2004, a decrease of $20,000 compared to $110,000 for the three months ended June 30, 2003. This decrease was primarily due to improved asset quality and lower delinquency rates.

     Non-interest income was $1,039,000 for the three month period ended June 30, 2004 compared to $920,000 for the corresponding period in 2003, an increase of $119,000 or 12.9%. This increase was primarily due to an increase in deposit account service charges and ATM related fees.

     Non-interest expenses were $3,064,000 for the three month period ended June 30, 2004 compared to $2,903,000 for the corresponding period in 2003, an increase of $161,000 or 5.5%. Salaries and employee benefits increased $140,000 or 8.3% from last year. This was the result of normal salary increases and increased costs for health care benefits. Occupancy and equipment expense decreased $63,000 from last year. There was an increase of $95,000 or 13.3% in other non-interest expenses primarily due to increases in legal fees and advertising expenditures.

     Income tax expense was $525,000 for the three month period ended June 30, 2004 compared to $422,000 for the corresponding period in 2003, an increase of $103,000 or 24.4%. This increase was primarily due to an increase in taxable income. The Company's effective tax rates were 26.0% and 23.2% for the three month periods ended June 30, 2004 and 2003, respectively. This increase was primarily due to an increase in the percentage of taxable income total income during the three month period ended June 30, 2004 compared to the corresponding period in 2003.

     Comparison of the six month periods June 30, 2003 and 2004

     Net income for the first six months of 2004 increased by $233,000 to $3,054,000 compared to $2,821,000 for the same period in 2003. The Company's annualized return on average assets was 1.7% in the first six month period of 2004 and 2003. The return on average stockholders' equity was 17.0% and 16.9% for the first six months of 2004 and 2003, respectively.

     Total interest income increased despite a decrease in the overall yield on interest earning assets due to an increase in interest earning assets. Total average interest earning assets were $325,166,000 for the six month period ended June 30, 2004 compared to $299,739,000 for the same six month period in 2003, an increase of $25,427,000 or 8.5%. An increase in average loans of $21,359,000 and an increase in average investments of $5,829,000 partially offset by a $1,761,000 decrease in average short term investments accounted for this net increase. The yield on investment securities decreased 19 basis points from 5.80% in 2003 to 5.61% in 2004. The yield on the total loan portfolio decreased by 44 basis points in the six months ended June 30, 2004 compared to the first six months of 2003. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 43 basis points to 7.13% from 7.56% during the six months ended June 30, 2004 compared to the first six months of 2003. The overall yield on interest earning assets decreased 28 basis points from 6.90% for the six months ended June 30, 2003 to 6.62% for the same period in 2004.

     The yield on interest bearing liabilities decreased by 18 basis points for the six month period from 1.73% in 2003 to 1.55% in 2004. The overall net interest margin decreased 10 basis points from 5.51% in the first half of 2003 to 5.41% in the first half of 2004.

     The provision for loan losses was $18,000 for the six months ended June 30, 2004, a decrease of $80,000 compared to $260,000 for the six months ended June 30, 2003. This decrease was principally due to improved asset quality and lower delinquency rates.

     Non-interest income was $1,899,000 for the six month period ended June 30, 2004 compared to $1,914,000 for the corresponding period in 2003, a decrease of $15,000 or 0.8%. This decrease was primarily due to decreases in net security gains and a decrease in earnings from the cash surrender value of bank-owned life insurance.

     Non-interest expenses were $5,848,000 for the first six months of 2004 compared to $5,592,000 for the same period in 2003, a increase of $256,000 or 4.6%. Occupancy and equipment expenses decreased by $80,000 as a result of implementing new software and an onsite disaster recovery center during the six month period ended June 30, 2003. A $301,000 increase in salaries and employee benefits costs was primarily due to normal salary increases and increased costs for health care benefits. Other non-interest expenses increased by $91,000 primarily due to increases in legal fees and advertising expenditures.

     Income tax expense was $1,098,000 for the six month period ended June 30, 2004 compared to $1,023,000 for the corresponding period in 2003, a increase of $75,000 or 7.3%. The Company's effective tax rates were 26.4% and 26.6% for six month periods ended June 30, 2004 and 2003, respectively.

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

ITEM 4. CONTROLS and PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

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

        None

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        (a)  The Annual Meeting of Shareholders was held on April 27, 2004.

        (b) The Following individuals were elected as directors at the annual meetihng for three year terms:

             Douglas A. Heinle
             James F. Roche
             Kenneth C. Klein

             The other continuing directors are: John W. Galligan, John K. Gempler, Solomon Katzoff, Arthur E. Keelser,
             Gibson E. McKean, Edward T. Sykes,
             Raymond Walter and Earle A. Wilde.

        (c) The following matters were voted upon and approved by the Registrant's shareholders at the 2004 Annual Meeting of Shareholders on April 29, 2004:

             (i) the election of three directors to serve for three-year terms (Proposal 1)

             (ii) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the Fiscal Year ending December 31, 2003 (Proposal 2).

             The votes for the above-listed proposals were as follows:

             Proposal 1

             Douglas A. Heinle received 3,319,220.596 votes for election and 22,711 votes were withheld;

             James F. Roche received 3,318,758.596 votes for election and 23,173 votes were withheld;

             Kenneth C. Klein received 3,255,730.940 votes for election and 86,212 votes were withheld;

             ***[There were no abstentions or broker non-votes for any of the nominees.] {NOTE: Confirm that this is correct or provide number of abstentions and broker non-votes}

             Proposal 2

             Shareholders cast 3,305,700.596 votes for, 1,093 votes against and 35,136 abstentions.

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

             31.1 Certification of Chief Executive Officer
                  pursuant to Section 302 of Sarbanes-Oxley of 2002

             31.2 Certification of Chief Financial Officer
                  pursuant to Section 302 of Sarbanes-Oxley Act of 2002

             32.1 Certification of Chief Executive Officer pursuant
                  to Section 906 of Sarbanes-Oxley Act of 2002

             32.2 Certification of Chief Financial Officer pursuant
                  to Section 906 of Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2004

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

August 13, 2004