Form 10-Q
period 2004-09-30
JEFFERSONVILLE BANCORP
filed 2004-11-15
CIK 874495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________________________ to _________________________.

     Commission File Number: 0-19212


                            JEFFERSONVILLE BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               New York                                22-2385448
----------------------------------------  ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


 P.O. Box 398, Jeffersonville New York                   12748
----------------------------------------  ------------------------------------
(Address of principal executive offices)              (Zip Code)


                                (845) 482-4000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    [X]  Yes        [ ]  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                    [ ]  Yes        [X]  No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock (par value $ .50)                    4,434,321
----------------------------------------  ------------------------------------
                Class                       Outstanding at November 12, 2004

                              INDEX TO FORM 10-Q

                                                                         Page


Part 1

Item 1     Consolidated Interim Financial Statements (Unaudited)

           Consolidated Balance Sheets at
           September 30, 2004 and December 31, 2003                        1

           Consolidated Statements of Income for the Three
           Months Ended September 30, 2004 and 2003                        2

           Consolidated Statements of Income for the Nine
           Months Ended September 30, 2004 and 2003                        3

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2004 and 2003                        4

           Notes to Consolidated Interim Financial Statements            5-8

Item 2     Management's Discussion and Analysis of Financial

           Condition and Results of Operations                          9-25

Item 3     Quantitative and Qualitative Disclosures about Market Risk     26

Item 4     Controls and Procedures                                        26


Part 2

Item 6     Exhibits                                                       27

Signatures                                                                28

                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                                  September 30,     December 31,
                                                                                      2004              2003
                                                                                ---------------   ---------------

ASSETS
Cash and  due from banks                                                          $ 12,906,000      $ 15,992,000
Securities available for sale, at fair value                                       107,145,000       115,564,000
Securities held to maturity, estimated fair value of $6,419,000
       at September 30, 2004 and $5,947,000 at December 31, 2003                     6,355,000         5,916,000
Loans, net of allowance for loan losses of $3,600,000
     at September 30, 2004 and $3,569,000 at December 31, 2003                     215,362,000       193,106,000
Accrued interest receivable                                                          2,270,000         2,301,000
Premises and equipment, net                                                          2,976,000         3,063,000
Federal Home Loan Bank stock                                                         1,350,000         1,600,000
Other real estate owned                                                                 43,000            43,000
Cash surrender value of bank-owned life insurance                                   12,605,000        12,268,000
Other assets                                                                         2,747,000         2,351,000
                                                                                ---------------   ---------------
          TOTAL ASSETS                                                           $ 363,759,000     $ 352,204,000
                                                                                ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                           $ 66,405,000      $ 59,189,000
        NOW and super NOW accounts                                                  37,135,000        38,290,000
        Savings and money market deposits                                           86,999,000        80,768,000
        Time deposits                                                              104,950,000       101,980,000
                                                                                ---------------   ---------------
           TOTAL DEPOSITS                                                          295,489,000       280,227,000

     Federal Home Loan Bank borrowings                                              22,000,000        27,000,000
     Short-term borrowings                                                           2,363,000         5,521,000
     Accrued expenses and other liabilities                                          4,651,000         3,670,000
                                                                                ---------------   ---------------
           TOTAL LIABILITIES                                                       324,503,000       316,418,000
                                                                                ---------------   ---------------
Stockholders' equity:
        Series A preferred stock, no par value;
             2,000,000 shares authorized, none issued                                       --                --
        Common stock, $0.50 par value; 11,250,000 shares
           authorized ; 4,767,786 shares
           issued at September 30, 2004 and December 31, 2003                        2,384,000         2,384,000
        Paid-in capital                                                              6,483,000         6,483,000
        Treasury stock, at cost; 333,465 shares at September 30, 2004
            and December 31, 2003                                                   (1,108,000)       (1,108,000)
        Retained earnings                                                           31,335,000        27,947,000
        Accumulated other comprehensive income                                         162,000            80,000
                                                                                ---------------   ---------------
           TOTAL STOCKHOLDERS' EQUITY                                               39,256,000        35,786,000
                                                                                ---------------   ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $ 363,759,000     $ 352,204,000
                                                                                ===============   ===============

See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)


                                                                             For the Three Months
                                                                             Ended September 30,
                                                           --------------------------------------------------------
                                                                     2004                            2003
                                                           -------------------------       ------------------------

INTEREST INCOME
Loan interest and fees                                     $              3,934,000        $             3,581,000
Securities:
     Taxable                                                                822,000                        996,000
     Non-taxable                                                            499,000                        525,000
Federal funds sold                                                            7,000                          1,000
                                                           -------------------------       ------------------------
TOTAL INTEREST INCOME                                                     5,262,000                      5,103,000
                                                           -------------------------       ------------------------

INTEREST EXPENSE
Deposits                                                                    732,000                        642,000
Federal Home Loan Bank borrowings                                           298,000                        341,000
Other                                                                         1,000                         31,000
                                                           -------------------------       ------------------------
TOTAL INTEREST EXPENSE                                                    1,031,000                      1,014,000
                                                           -------------------------       ------------------------
NET INTEREST INCOME                                                       4,231,000                      4,089,000
Provision for loan losses                                                   (90,000)                       (30,000)
                                                           -------------------------       ------------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                            4,141,000                      4,059,000
                                                           -------------------------       ------------------------

NON-INTEREST INCOME
Service charges                                                             551,000                        479,000
Increase in cash surrender value
      of bank-owned life insurance                                          119,000                        126,000
Net security gains(losses)                                                    5,000                        (10,000)
Other non-interest income                                                   371,000                        312,000
                                                           -------------------------       ------------------------
TOTAL NON-INTEREST INCOME                                                 1,046,000                        907,000
                                                           -------------------------       ------------------------

NON-INTEREST EXPENSES
Salaries and employee benefits                                            1,834,000                      1,585,000
Occupancy and equipment expenses                                            433,000                        552,000
Other real estate owned expenses (income), net                               (2,000)                        27,000
Other non-interest expenses                                                 845,000                        711,000
                                                           -------------------------       ------------------------
TOTAL NON-INTEREST EXPENSES                                               3,110,000                      2,875,000
                                                           -------------------------       ------------------------
Income before income tax expense                                          2,077,000                      2,091,000
Income tax expense                                                         (545,000)                      (545,000)
                                                           -------------------------       ------------------------
NET INCOME                                                 $              1,532,000        $             1,546,000
                                                           =========================       ========================
Basic earnings per common share                            $                   0.35        $                  0.35
                                                           =========================       ========================
Weighted average common shares outstanding                                4,434,000                      4,434,000
                                                           =========================       ========================


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                          ------------------------------------------------------
                                                                    2004                           2003
                                                          ------------------------       -----------------------

INTEREST INCOME
Loan interest and fees                                    $            11,352,000        $           10,622,000
Securities:
     Taxable                                                            2,631,000                     2,866,000
     Non-taxable                                                        1,511,000                     1,457,000
Federal funds sold                                                         14,000                        21,000
                                                          ------------------------       -----------------------
TOTAL INTEREST INCOME                                                  15,508,000                    14,966,000
                                                          ------------------------       -----------------------

INTEREST EXPENSE
Deposits                                                                2,112,000                     2,067,000
Federal Home Loan Bank borrowings                                         875,000                       990,000
Other                                                                       9,000                        38,000
                                                          ------------------------       -----------------------
TOTAL INTEREST EXPENSE                                                  2,996,000                     3,095,000
                                                          ------------------------       -----------------------
NET INTEREST INCOME                                                    12,512,000                    11,871,000
Provision for loan losses                                                (270,000)                     (290,000)
                                                          ------------------------       -----------------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                         12,242,000                    11,581,000
                                                          ------------------------       -----------------------

NON-INTEREST INCOME
Service charges                                                         1,663,000                     1,462,000
Increase in cash surrender value
      of bank-owned life insurance                                        377,000                       416,000
Net security gains                                                         11,000                       144,000
Other non-interest income                                                 894,000                       799,000
                                                          ------------------------       -----------------------
TOTAL NON-INTEREST INCOME                                               2,945,000                     2,821,000
                                                          ------------------------       -----------------------

NON-INTEREST EXPENSES
Salaries and employee benefits                                          5,304,000                     4,754,000
Occupancy and equipment expenses                                        1,326,000                     1,525,000
Other real estate owned expenses (income), net                            (22,000)                       63,000
Other non-interest expenses                                             2,350,000                     2,125,000
                                                          ------------------------       -----------------------
TOTAL NON-INTEREST EXPENSES                                             8,958,000                     8,467,000
                                                          ------------------------       -----------------------
Income before income tax expense                                        6,229,000                     5,935,000
Income tax expense                                                     (1,643,000)                   (1,568,000)
                                                          ------------------------       -----------------------
NET INCOME                                                $             4,586,000        $            4,367,000
                                                          ========================       =======================
Basic earnings per common share                           $                  1.03        $                 0.98
                                                          ========================       =======================
Weighted average common shares outstanding                              4,434,000                     4,434,000
                                                          ========================       =======================


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                   ---------------------------------
                                                                       2004                2003
                                                                   -------------       -------------

OPERATING ACTIVITIES
Net income                                                         $  4,586,000        $  4,367,000
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Provision for loan losses                                          270,000             290,000
     Net gain on sales of other real estate owned                       (67,000)           (165,000)
     Depreciation and amortization                                      516,000             516,000
     Net increase in cash surrender value
           of bank-owned life insurance                                (337,000)           (416,000)
     Net security gains                                                 (11,000)           (144,000)
     (Decrease) increase in accrued interest receivable                  31,000            (361,000)
     Increase in other assets                                          (451,000)           (144,000)
     Increase in accrued
          expenses and other liabilities                                981,000             893,000
                                                                   -------------       -------------
               NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                              5,518,000           4,836,000
                                                                   -------------       -------------

INVESTING ACTIVITIES
Proceeds from maturities and calls:
      Securities available for sale                                  16,042,000          49,985,000
      Securities held to maturity                                       574,000             985,000
Proceeds from sales of securities
       available for sale                                                    --          11,900,000
Purchases:
      Securities available for sale                                  (7,475,000)        (75,707,000)
      Securities held to maturity                                    (1,013,000)         (2,965,000)
Net redemption (purchase) of FHLB stock                                 250,000            (500,000)
Disbursements for loan originations, net of
       principal collections                                        (22,526,000)        (15,173,000)
Net purchases of premises and equipment                                (429,000)           (541,000)
Proceeds from sales of other real estate owned                           67,000             334,000
                                                                   -------------       -------------
          NET CASH USED IN
              INVESTING ACTIVITIES                                  (14,510,000)        (31,682,000)
                                                                   -------------       -------------

FINANCING ACTIVITIES
Net increase in deposits                                             15,262,000          15,922,000
(Decrease) increase in short-term debt                               (3,158,000)         16,904,000
Repayments of Federal Home Loan Bank borrowings                      (5,000,000)                 --
Cash dividends paid                                                  (1,198,000)         (1,005,000)
                                                                   -------------       -------------
          NET CASH PROVIDED BY
               FINANCING ACTIVITIES                                   5,906,000          31,821,000
                                                                   -------------       -------------
          NET (DECREASE) INCREASE IN
               CASH AND CASH EQUIVALENTS                             (3,086,000)          4,975,000
Cash and cash equivalents at beginning of period                     15,992,000          12,874,000
                                                                   -------------       -------------
Cash and cash equivalents at end of period                         $ 12,906,000        $ 17,849,000
                                                                   =============       =============
Supplemental information:
Cash paid for:
          Interest                                                 $  2,981,000        $  3,182,000
          Income taxes                                                1,532,000           1,053,000
Transfer of loans to other real estate owned                                 --             110,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2004
                                 (Unaudited)


A. Financial Statement Basis of Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp (the "Company") and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, the Company and its subsidiary are referred to herein as the Company). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and the cash flows for the nine month periods ended September 30, 2004 and 2003. All adjustments are normal and recurring. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2003 Annual Report on Form 10-K.

B. Earnings per Share

     Basic earnings per share amounts were calculated for the three and nine month periods ended September 30, 2004 and 2003 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.35 for both the quarter ended September 30, 2004 and the quarter ended September 30, 2003. Earnings per share were $1.03 for the nine months ended September 30, 2004, as compared to $0.98 for the same period in 2003.


C. Comprehensive Income

     Comprehensive income for the three-month periods ended September 30, 2004 and 2003 was $3,316,000 and $493,000, respectively. Comprehensive income for the nine-month periods ended September 30, 2004 and 2003 was $4,668,000 and $3,377,000, respectively. The following summarizes the components of the Company's other comprehensive income (loss) for the nine-month periods:

Nine Months Ended September 30, 2004

Net unrealized holding gains
  arising during the period,
  net of tax (pre-tax amount of $148,000)                  $    89,000
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $11,000)                   $    (7,000)
                                                           ------------
Other comprehensive income                                 $    82,000
                                                           ============
Nine Months Ended September 30, 2003

Net unrealized holding losses
  arising during the period,
  net of tax (pre-tax amount of $1,528,000)                $  (905,000)
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $144,000)                  $   (85,000)
                                                           ------------
Other comprehensive loss                                   $  (990,000)
                                                           ============

D. Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors postretirement medical and life insurance benefit plans for retirees in the pension plan.

     The components of the net periodic benefit cost for these plans were as follows for the nine month periods ended September 30:



                                                     Pension benefits        Postretirement benefits
                                                 -----------------------     -----------------------
                                                   2004          2003          2004          2003
                                                 ---------     ---------     ---------     ---------

Service cost                                     $ 201,000     $ 189,000     $ 183,000     $ 114,000
Interest cost                                      282,000       255,000       156,000       111,000
Expected return on plan assets                    (240,000)     (207,000)           --            --
Amortization of prior service cost                  18,000        18,000            --            --
Amortization of transition (asset) obligation       (3,000)       (3,000)       12,000        12,000
Recognized net actuarial loss                       99,000        81,000        45,000         6,000
                                                 ---------     ---------     ---------     ---------
        Net periodic benefit cost                $ 357,000     $ 333,000     $ 396,000     $ 243,000
                                                 =========     =========     =========     =========


     The components of the net periodic benefit cost for these plans were as follows for the three month periods ended September 30:



                                                     Pension benefits        Postretirement benefits
                                                 -----------------------     -----------------------
                                                    2004          2003          2004          2003
                                                 ---------     ---------     ---------     ---------

Service cost                                     $  67,000     $  63,000     $  61,000     $  38,000
Interest cost                                       94,000        85,000        52,000        37,000
Expected return on plan assets                     (80,000)      (69,000)           --            --
Amortization of prior service cost                   6,000         6,000            --            --
Amortization of transition (asset) obligation       (1,000)       (1,000)        4,000         4,000
Recognized net actuarial loss                       33,000        27,000        15,000         2,000
                                                 ---------     ---------     ---------     ---------
        Net periodic benefit cost                $ 119,000     $ 111,000     $ 132,000     $  81,000
                                                 =========     =========     =========     =========


     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $488,000 to its pension plan and $80,000 to its other postretirement benefits plan in 2004. As of September 30, 2004, $488,000 of contributions have been made to the pension plan and $31,000 of contributions have been made to the other postretirement benefits plan.

E. Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $784,000 at September 30, 2004 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2004 was insignificant.

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

A. Overview - Financial Condition

     During the nine-month period from December 31, 2003 to September 30, 2004, total assets increased $11,555,000 or 3.3%. Securities available for sale decreased by $8,419,000 or 7.3% due to maturities and calls. Net loans increased from $193,106,000 at year end 2003 to $215,362,000 at September 30, 2004, an increase of $22,256,000 or 11.5%.

     Deposits increased from $280,227,000 at December 31, 2003 to $295,489,000 at September 30, 2004, an increase of $15,262,000 or 5.4%.
Growth occurred in all deposit categories except NOW and Super NOW deposits. Demand deposits increased from $59,189,000 at December 31, 2003 to $66,405,000 at September 30, 2004, an increase of $7,216,000 or 12.2%.
Savings and insured money market deposits increased from $80,768,000 at December 31, 2003 to $86,999,000 at September 30, 2004, an increase of $6,231,000 or 7.7%.

     Total stockholders' equity increased $3,470,000 or 9.7% from $35,786,000 at December 31, 2003 to $39,256,000 at September 30, 2004. This increase was the result of net income of $4,586,000, plus an increase of $82,000 in accumulated other comprehensive income, less cash dividends of $1,198,000.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.



                                                  September 30, 2004           December 31,2003
                                               ------------------------    ------------------------
                                                   Amount                      Amount
                                               (in thousands)   Percent    (in thousands)   Percent
                                               --------------   -------    --------------   -------

REAL ESTATE LOANS
     Residential                                  $ 83,051        37.8%       $ 78,339        39.6%
     Commercial                                     71,063        32.3          59,799        30.2
     Home Equity                                    20,836         9.5          18,337         9.3
     Farm Land                                       2,952         1.3           2,872         1.4
     Construction                                    5,097         2.3           4,102         2.1
                                                  --------       -----        --------       -----
                                                  $182,999        83.2%       $163,449        82.6%
                                                  --------       -----        --------       -----

OTHER LOANS
     Commercial Loans                              $20,677         9.4%       $ 17,157         8.7%
     Consumer Installment Loans                     15,232         6.9          15,350         7.7
     Other Consumer Loans                              696         0.3           1,488         0.8
     Agriculture                                       346         0.2             403         0.2
                                                  --------       -----        --------       -----
                                                    36,951        16.8          34,398        17.4
                                                  --------       -----        --------       -----
                                     Total Loans  $219,950       100.0%       $197,847       100.0%
                                                  ========       =====        ========       =====

                              Unearned Discounts      (988)                     (1,172)
                       Allowance for Loan Losses    (3,600)                     (3,569)
                                                  --------                    --------
                                                  $215,362                    $193,106
                                                  ========                    ========



B. Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the losses inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $270,000 for the nine months ended September 30, 2004 and $290,000 for the nine months ended September 30, 2003. Total charge offs for the nine month period ended September 30, 2004 were $352,000 compared to $416,000 for the same period in the prior year, while recoveries decreased from $134,000 for the 2003 period to $113,000 for the 2004 period. The amounts represent a net charge-off of $239,000 in the first nine months of 2004 versus a net charge-off of $282,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:



                                                                            2004                   2003
                                                                        -----------            -----------

Balance at beginning of period                                          $ 3,569,000            $ 3,068,000
Provision for loan losses                                                   270,000                290,000
Loans charged off                                                          (352,000)              (416,000)
Recoveries                                                                  113,000                134,000
                                                                        -----------            -----------
Balance at end of period                                                $ 3,600,000            $ 3,076,000
                                                                        ===========            ===========

Annualized net charge-offs as a percentage
   of average outstanding loans                                                0.15%                  0.20%

Allowance for loan losses to:
   Total loans                                                                 1.64%                  1.65%
   Total non-performing loans                                                 224.2%                  85.3%


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

     Non-performing loans are summarized as follows at September 30:



                                                                                     2004                  2003
                                                                                 -----------           -----------

Non-accrual loans                                                                $ 1,022,000           $   949,000
Loans past due 90 days or more and still accruing interest                           584,000             2,126,000
                                                                                 -----------           -----------
Total non-performing loans                                                       $ 1,606,000           $ 3,075,000
                                                                                 -----------           -----------
Non-performing loans as a percentage of total loans                                      0.7%                  1.6%
                                                                                 -----------           -----------


     The decrease in loans past due 90 days or more and still accruing interest was due to the improvement of a single credit in the amount of $1.2 million.

     As of September 30, 2004 and 2003, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $672,000 and $887,000, respectively. Included in the impaired loan balance at September 30, 2003 was approximately $149,000 of impaired loans for which the related allowance for loan losses was approximately $82,000. There was no allowance for loan impairment under Statement 114 at September 30, 2004, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

     In addition to the non-performing loans, we have identified through normal internal credit review procedures, approximately $9,732,000 in loans that warrant increased attention as of September 30, 2004 compared to $7,597,000 as of December 31, 2003. These loans are classified as substandard as they exhibit certain risk factors, which have the potential to cause them to become non-performing. Accordingly, these credits are reviewed on at least a quarterly basis and were considered in our evaluation of these non-performing loans.


D. Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.0% and total risk-based capital was 18.3% of risk-weighted assets at September 30, 2004. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.6% at September 30, 2004 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2004.


TIER I CAPITAL

Stockholders' equity, excluding accumulated
   other comprehensive income                                $  39,094,000


TIER II CAPITAL

Allowance for loan losses(1)                                     2,860,000
                                                             -------------
Total risk-based capital                                        41,954,000
                                                             -------------
Risk-weighted assets(2)                                        229,327,000
                                                             -------------
Average assets                                                 368,699,000
                                                             -------------


RATIOS

Tier I risk-based capital (minimum 4.0%)                              17.0%

Total risk-based capital (minimum 8.0%)                               18.3%

Leverage (minimum 4.0%)                                               10.6%


(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet as of September 30, 2004 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)


                                                              AVERAGE        % OF          INTEREST         AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                            BALANCE       ASSETS        EARNED/PAID      YIELD/RATE
                                                             ---------      ------        -----------      ----------

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                      $  68,253       19.07%         $  2,631          5.14%
     TAX EXEMPT SECURITIES                                      49,651       13.87%            2,288          6.14%
                                                             ---------      ------          --------
          TOTAL SECURITIES                                     117,904       32.94%            4,919          5.56%
                                                             ---------      ------          --------
SHORT TERM INVESTMENTS                                           2,031        0.57%               14          0.92%
LOANS (NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                     150,703       42.10%            8,049          7.12%
     HOME EQUITY LOANS                                          19,301        5.39%              896          6.19%
     TIME AND DEMAND LOANS                                      17,998        5.03%              877          6.50%
     INSTALLMENT LOANS                                          17,176        4.80%            1,305         10.13%
     OTHER LOANS                                                 3,169        0.89%              225          9.47%
                                                             ---------      ------          --------
          TOTAL LOANS <F3>                                     208,347       58.21%           11,352          7.26%
                                                             ---------      ------          --------
          TOTAL INTEREST EARNING ASSETS                        328,282       91.71%           16,285          6.61%
                                                             ---------      ------          --------
RESERVE FOR LOAN LOSSES                                         (3,535)      (0.99)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                       195        0.05%
CASH AND DUE FROM BANKS (DEMAND)                                12,932        3.61%
FIXED ASSETS (NET)                                               3,065        0.86%
BANK OWNED LIFE INSURANCE                                       12,434        3.47%
OTHER ASSETS                                                     4,598        1.28%
                                                             ---------      ------
          TOTAL ASSETS                                       $ 357,971      100.00%
                                                             =========      ======

LIABILITIES AND STOCKHOLDERS' EQUITY:
NOW AND SUPER NOW ACCOUNTS                                   $  39,438       11.02%               79          0.27%
SAVINGS AND INSURED MONEY MARKET                                84,093       23.49%              381          0.60%
TIME DEPOSITS                                                  103,673       28.96%            1,652          2.12%
                                                             ---------      ------          --------
          TOTAL INTEREST BEARING DEPOSITS                      227,204       63.47%            2,112          1.24%
FEDERAL FUNDS PURCHASED AND
   OTHER SHORT TERM DEBT                                         1,050        0.29%                9          1.14%
LONG TERM DEBT                                                  26,197        7.32%              875          4.45%
                                                             ---------      ------          --------
          TOTAL INTEREST BEARING LIABILITIES                   254,451       71.08%            2,996          1.57%
                                                             ---------      ------          --------
DEMAND DEPOSITS                                                 62,508       17.46%
OTHER LIABILITIES                                                4,507        1.26%
                                                             ---------      ------
          TOTAL LIABILITIES                                    321,466       89.80%
STOCKHOLDERS EQUITY                                             36,505       10.20%
                                                             ---------      ------
          TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                          $ 357,971      100.00%
                                                             =========      ======
                                                                                            --------
NET INTEREST INCOME                                                                         $ 13,289
                                                                                            ========
NET INTEREST SPREAD                                                                                           5.04%
                                                                                                             =====
NET INTEREST MARGIN <F2>                                                                                      5.40%
                                                                                                             =====


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




Consolidated Average Balance Sheet as of September 30, 2003 Year to Date
(Dollars in Thousands, Fully Taxable Equivalent)


                                                             AVERAGE         % OF            INTEREST        AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                           BALANCE        ASSETS          EARNED/PAID       YIELD
                                                            ----------      ------          -----------      -------

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                     $   75,507       22.49%          $  2,866          5.06%
     TAX EXEMPT SECURITIES                                      43,729       13.03%             2,208          6.73%
                                                            ----------      ------           --------
          TOTAL SECURITIES                                     119,236       35.52%             5,074          5.67%
                                                            ----------      ------           --------
SHORT TERM INVESTMENTS                                           2,234        0.67%                21          1.25%
LOANS
     REAL ESTATE MORTGAGES                                     134,783       40.15%             7,550          7.47%
     HOME EQUITY LOANS                                          16,343        4.87%               786          6.41%
     TIME AND DEMAND LOANS                                      14,375        4.28%               712          6.60%
     INSTALLMENT LOANS                                          17,297        5.15%             1,348         10.39%
     OTHER LOANS                                                 2,614        0.78%               226         11.53%
                                                            ----------      ------           --------
          TOTAL LOANS <F3>                                     185,412       55.23%            10,622          7.64%
                                                            ----------      ------           --------
          TOTAL INTEREST EARNING ASSETS                        306,882       91.42%            15,717          6.83%
                                                            ----------      ------           --------
ALLOWANCE FOR LOAN LOSSES                                       (3,113)      (0.93)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                         2,335        0.70%
CASH AND DUE FROM BANKS (DEMAND)                                11,519        3.43%
OTHER ASSETS                                                    18,065        5.38%
                                                            ----------      ------
          TOTAL ASSETS                                      $  335,688      100.00%
                                                            ==========      ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                  $   36,794       10.96%               125          0.45%
SAVINGS AND INSURED MONEY MARKET                                85,676       25.52%               398          0.62%
TIME DEPOSITS                                                   87,993       26.21%             1,544          2.34%
                                                            ----------      ------           --------
          TOTAL INTEREST BEARING DEPOSITS                      210,463       62.69%             2,067          1.31%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                      4,568        1.36%                38          1.11%
LONG TERM DEBT                                                  30,000        8.94%               990          4.40%
                                                            ----------      ------           --------
          TOTAL INTEREST BEARING LIABILITIES                   245,031       72.99%             3,095          1.68%
                                                            ----------      ------           --------
DEMAND DEPOSITS                                                 54,362       16.20%
OTHER LIABILITIES                                                3,928        1.17%
          TOTAL LIABILITIES                                    303,321       90.36%
STOCKHOLDERS EQUITY                                             32,367        9.64%
                                                            ----------      ------
          TOTAL LIABILITIES AND EQUITY                      $  335,688      100.00%
                                                            ==========      ======
                                                                                             --------
NET INTEREST INCOME                                                                          $ 12,622
                                                                                             ========
NET INTEREST SPREAD                                                                                            5.15%
                                                                                                              =====
NET INTEREST MARGIN <F2>                                                                                       5.48%
                                                                                                              =====


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




Consolidated Average Balance Sheet for the three months ended September 30, 2004
(Dollars in Thousands, Fully Taxable Equivalent)


                                                            AVERAGE          % OF          INTEREST       AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                          BALANCE         ASSETS        EARNED/PAID    YIELD/RATE
                                                           ---------        ------        -----------    ----------

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                    $  67,092         18.20%         $   822         4.90%
     TAX EXEMPT SECURITIES                                    49,735         13.49%             755         6.07%
                                                           ---------        ------          -------
          TOTAL SECURITIES                                   116,827         31.69%           1,577         5.40%
                                                           ---------        ------          -------
SHORT TERM INVESTMENTS                                         2,584          0.70%               7         1.08%
LOANS (NET OF UNEARNED DISCOUNT)
     REAL ESTATE MORTGAGES                                   157,857         42.82%           2,773         7.03%
     HOME EQUITY LOANS                                        20,331          5.51%             311         6.12%
     TIME AND DEMAND LOANS                                    20,002          5.43%             346         6.92%
     INSTALLMENT LOANS                                        17,301          4.69%             431         9.97%
     OTHER LOANS                                               3,186          0.86%              73         9.17%
                                                           ---------        ------          -------
          TOTAL LOANS <F3>                                   218,677         59.31%           3,934         7.20%
                                                           ---------        ------          -------
          TOTAL INTEREST EARNING ASSETS                      338,088         91.70%           5,518         6.53%
                                                           ---------        ------          -------
ALLOWANCE FOR LOAN LOSSES                                     (3,620)        (0.98)%
NET UNREALIZED GAINS AND LOSSES ON PORTFOLIO                    (766)        (0.21)%
CASH AND DUE FROM BANKS (DEMAND)                              13,649          3.70%
FIXED ASSETS (NET)                                             3,069          0.83%
BANK OWNED LIFE INSURANCE                                     12,680          3.44%
OTHER ASSETS                                                   5,599          1.52%
                                                           ---------        ------
          TOTAL ASSETS                                     $ 368,699        100.00%
                                                           =========        ======

LIABILITIES AND EQUITY STOCKHOLDERS' EQUITY:
NOW AND SUPER NOW ACCOUNTS                                 $  38,662         10.49%              70         0.72%
SAVINGS AND INSURED MONEY MARKET                              88,068         23.89%             204         0.93%
TIME DEPOSITS                                                105,500         28.61%             458         1.74%
                                                           ---------        ------          -------
          TOTAL INTEREST BEARING DEPOSITS                    232,230         62.99%             732         1.26%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                      437          0.12%               1         0.92%
LONG TERM DEBT                                                24,888          6.75%             298         4.79%
                                                           ---------        ------          -------
          TOTAL INTEREST BEARING LIABILITIES                 257,555         69.86%           1,031         1.60%
                                                           ---------        ------          -------
DEMAND DEPOSITS                                               68,637         18.62%
OTHER LIABILITIES                                              4,545          1.23%
                                                           ---------        ------
          TOTAL LIABILITIES                                  330,737         89.70%
STOCKHOLDERS EQUITY                                           37,962         10.30%
                                                           ---------        ------
             TOTAL LIABILITIES AND
          STOCKHOLERS' EQUITY:                             $ 368,699        100.00%
                                                           =========        ======
                                                                                            -------
NET INTEREST INCOME                                                                         $ 4,487
                                                                                            =======
NET INTEREST SPREAD <F2>                                                                                    4.93%
                                                                                                            ====
NET INTEREST MARGIN                                                                                         5.31%
                                                                                                            ====


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


                                     18


Consolidated Average Balance Sheet for the three months ended September 30, 2003
(Dollars in Thousands, Fully Taxable Equivalent)


                                                            AVERAGE          % OF           INTEREST       AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                          BALANCE         ASSETS         EARNED/PAID      YIELD
                                                           ---------        ------         -----------     -------

ASSETS:
INVESTMENT SECURITIES <F1>
     TAXABLE SECURITIES                                    $  83,543         23.73%          $   996         4.77%
     TAX EXEMPT SECURITIES                                    48,874         13.88%              796         6.51%
                                                           ---------        ------           -------
          TOTAL SECURITIES                                   132,417         37.61%            1,792         5.41%
                                                           ---------        ------           -------
SHORT TERM INVESTMENTS                                           357          0.10%                1         1.12%
LOANS
     REAL ESTATE MORTGAGES                                   140,182         39.81%            2,557          7.3%
     HOME EQUITY LOANS                                        17,422          4.95%              276         6.34%
     TIME AND DEMAND LOANS                                    14,412          4.09%              227         6.30%
     INSTALLMENT LOANS                                        17,507          4.97%              445        10.17%
     OTHER LOANS                                               2,832          0.81%               76        10.73%
                                                           ---------        ------           -------
          TOTAL LOANS <F3>                                   192,355         54.63%            3,581         7.45%
                                                           ---------        ------           -------
          TOTAL INTEREST EARNING ASSETS                      325,129         92.34%            5,374         6.61%
                                                           ---------        ------           -------
ALLOWANCE FOR LOAN LOSSES                                     (3,115)        (0.88)%
UNREALIZED GAINS AND LOSSES ON PORTFOLIO                         670          0.19%
CASH AND DUE FROM BANKS (DEMAND)                              11,737          3.33%
OTHER ASSETS                                                  17,692          5.02%
                                                           ---------        ------
          TOTAL ASSETS                                     $ 352,113        100.00%
                                                           =========        ======

LIABILITIES AND EQUITY:
NOW AND SUPER NOW ACCOUNTS                                 $  36,993         10.51%               41         0.44%
SAVINGS AND INSURED MONEY MARKET                              89,086         25.30%              114         0.51%
TIME DEPOSITS                                                 89,459         25.41%              487         2.18%
                                                           ---------        ------           -------
          TOTAL INTEREST BEARING DEPOSITS                    215,538         61.22%              642         1.19%
FEDERAL FUNDS PURCHASED AND
      OTHER SHORT TERM DEBT                                   11,196          3.18%               31         1.11%
LONG TERM DEBT                                                30,330          8.61%              341         4.50%
                                                           ---------        ------           -------
          TOTAL INTEREST BEARING LIABILITIES                 257,064         73.01%            1,014         1.58%
                                                           ---------        ------           -------
DEMAND DEPOSITS                                               58,912         16.73%
OTHER LIABILITIES                                              5,334          1.51%
                                                           ---------        ------
          TOTAL LIABILITIES                                  321,310         91.25%
STOCKHOLDERS EQUITY                                           30,803          8.75%
                                                           ---------        ------
          TOTAL LIABILITIES AND EQUITY                     $ 352,113        100.00%
                                                           =========        ======
                                                                                             -------
NET INTEREST INCOME                                                                          $ 4,360
                                                                                             =======
NET INTEREST SPREAD                                                                                          5.03%
                                                                                                            =====
NET INTEREST MARGIN <F2>                                                                                     5.36%
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



Liquidity

     Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are dividends from the Bank, its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The ability of the Bank to pay dividends is subject to various regulatory limitations. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $6.3 million, which may be used to meet unforeseen liquidity demands. Five separate FHLB term advances totaling $22.0 million at September 30, 2004 were being used to fund securities leverage transactions.

     In 2004, cash generated from operating activities amounted to $5.5 million and cash provided by financing activities amounted to $5.9 million. These amounts were offset by amounts used in investing activities of $14.5 million, resulting in a net decrease in cash and cash equivalents of approximately $3.1 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More

Deposits
Due three months or less                                  $  7,385,000
Over three months through six months                         3,058,000
Over six months through twelve months                        8,057,000
Over twelve months                                           5,668,000
                                                          ------------
                                                          $ 24,168,000
                                                          ============

     Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

E. Result of Operations

     Net income for the quarter ended September 30, 2004 decreased by $14,000 to $1,532,000 compared to $1,546,000 for the corresponding period in 2003. The Company's annualized return on average assets was 1.7% and 1.8% for the quarters ended September 30, 2004 and 2003, respectively. The annualized return on average stockholders' equity was 16.1 % and 20.1% for the third quarter of 2004 and 2003, respectively.

     Total interest income for the third quarter of 2004 increased $159,000 or 3.1% from the corresponding period in 2003 and total interest expense increased $17,000 or 1.7% from the corresponding period in 2003. Net interest income increased $142,000 or 3.5% from the prior year period. Non-interest income for the third quarter of 2004 increased $139,000 or 15.3% from the corresponding period in 2003, while total non-interest expense increased $235,000 or 8.2% from the third quarter of 2003.

     Total interest income increased as a result of an increase in average earning assets which was partially offset by a decrease in the overall yield on average interest earning assets. The total average balance for interest earning assets was $338,088,000 for the three month period ended September 30, 2004 compared to $325,129,000 for the corresponding period in 2003, an increase of $12,959,000 or 4.0%. An increase in average loans of $26,322,000 and an increase in average short term investments of $2,227,000 offset by a decrease in average investments of $15,590,000 accounted for this increase. The yield on interest earning assets decreased by 8 basis points from 6.61% for the three month period ended September 30, 2003 to 6.53% for the three month period ended September 30, 2004. This decrease was primarily due to a 19 basis point decrease in the yield on real estate mortgage loans from 7.22% for the quarter ended September 30, 2003 to 7.03% for the quarter ended September 30, 2004.

     Total interest expense increased slightly as a result of a increase in the overall yield on interest bearing liabilities. The total average balance for interest bearing liabilities was $257,555,000 for the three month period ended September 30, 2004 compared to $257,064,000 for the corresponding period in 2003, an increase of $491,000 or 0.2%. The yield on interest bearing liabilities increased by 2 basis points from 1.58% for the three month period ended September 30, 2003 to 1.60% for the three month period ended September 30, 2004.

     Non-interest income was $1,046,000 for the three month period ended September 30, 2004 compared to $907,000 for the corresponding period in 2003, an increase of $139,000 or 15.3%. This increase was primarily due to an increase in deposit account service charges.

     Non-interest expenses were $3,110,000 for the three month period ended September 30, 2004 compared to $2,875,000 for the corresponding period in 2003, an increase of $235,000 or 8.2%. Salary and employee benefit expense increased by $249,000 from last year, an increase of 15.7%. This is the result of normal salary increases and increases in health care benefits. Occupancy and equipment expense decreased $119,000 from last year. There was an increase of $134,000 or 18.8% in other non-interest expenses primarily due to primarily due to higher telephone expenses due to the Company's upgrade of its data lines and additional consulting fees relates to the Company's required fiscal year 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income tax expense was $545,000 for both the three month period ended September 30, 2004 and the corresponding period in 2003. The Company's effective tax rates were 26.2% and 26.1% for the three month periods ended September 30, 2004 and 2003, respectively.

Comparison of the nine month periods September 30, 2004 and 2003

     Net income for the first nine months of 2004 increased by $219,000 to $4,586,000 compared to $4,367,000 for the same period in 2003. The Company's annualized return on average assets was 1.7% for both nine month periods. The return on average stockholders' equity was 16.8% and 18.0% for the first nine months of 2004 and 2003, respectively.

     Total interest income increased as a result of an increase in average earning assets which was partially offset by a decrease in the overall yield on average interest earning assets. The total average balance for interest earning assets was $328,282,000 for the nine month period ended September 30, 2004 compared to $306,882,000 for the same nine month period in 2003, an increase of $21,400,000 or 7.0%. An increase in average loans of $22,935,000 offset by a $1,332,000 decrease in average investments accounted for this increase. The yield on investment securities decreased 11 basis points from 5.67% in 2003 to 5.56% in 2004. The yield on the total loan portfolio decreased by 38 basis points in the nine months ended September 30, 2004 compared to the first nine months of 2003. Yields on all loan categories decreased during the nine months ended September 30, 2004 compared to the first nine months of 2003. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 35 basis points to 7.12% from 7.47% during the nine months ended September 30, 2004 compared to the first nine months of 2003. The overall yield on interest earning assets decreased 22 basis points from 6.83% for the nine months ended September 30, 2003 to 6.61% for the same period in 2004.

     The yield on interest bearing liabilities decreased by 11 basis points for the nine month period from 1.68% in 2003 to 1.57% in 2004. The overall net interest margin was 5.40% in the nine month period ended September 30, 2004 as compared to 5.48% for the same period in 2003.

     Non-interest income was $2,945,000 for the nine month period ended September 30, 2004 compared to $2,821,000 for the corresponding period in 2003, an increase of $124,000 or 4.4%. This increase was primarily due to increases in deposit account service charges and an increase in other non-interest income offset by decreases in the cash surrender value of bank-owned life insurance and net security gains.

     Non-interest expenses were $8,958,000 for the first nine months of 2004 compared to $8,467,000 for the same period in 2003, an increase of $491,000 or 5.8%. Occupancy and equipment expense decreased by $199,000 for the nine months ended September 30, 2004 as a result of implementing cost control measures. A $550,000 increase in compensation and benefits costs was primarily due to higher employee benefit costs and normal salary adjustments. Net other real estate owned expenses were ($22,000) in 2004 versus $63,000 in 2003. Other non-interest expenses increased by $225,000 primarily due to higher telephone expenses due to the Company's upgrade of its data lines and additional consulting fees relates to the Company's required fiscal year 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     Income tax expense was $1,643,000 for the nine month period ended September 30, 2004 compared to $1,568,000 for the corresponding period in 2003, a decrease of $75,000 or 4.8%. The Company's effective tax rates were 26.4% for both nine month periods ended.

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


Item 6.  Exhibits

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


                              JEFFERSONVILLE BANCORP




                              /s/ Raymond Walter
                              -------------------------------------
                              Raymond Walter
                              President and Chief Executive Officer




                              /s/ Charles E. Burnett
                              -------------------------------------
                              Charles E. Burnett
                              Chief Financial Officer and Treasurer

November 12, 2004