Form 10-K
period 2004-12-31
JEFFERSONVILLE BANCORP
filed 2005-03-29
CIK 874495

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 2004    Commission File Number: 0-19212

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. $63,818,422

Indicate the number of shares outstanding in each of the issuer's classes of common stock:

                                               Number of Shares Outstanding
       Class of Common Stock                      as of March 29, 2005
          $0.50 Par Value                               4,434,321


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 26, 2005.

                  Jeffersonville Bancorp Index to Form 10-K


                                    Part I                               Page

Item 1.   Business                                                         1

Item 2.   Properties                                                       5

Item 3.   Legal Proceedings                                                6

Item 4.   Submission of Matters to a
          Vote of Security Holders                                         6


                                   Part II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters                                  7

Item 6.   Selected Financial Data                                          8

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9

Item 7A.  Quantitative & Qualitative Disclosures about Market Risk        24

Item 8.   Financial Statements and Supplementary Data                     25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             25

Item 9A.  Controls and Procedures                                         25

Item 9B.  Other Information                                               25


                                  Part III

Item 10.  Directors and Executive Officers of the Registrant              26

Item 11.  Executive Compensation                                          26

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                           26

Item 13.  Certain Relationships and Related Transactions                  26

Item 14.  Principal Accountant and Fees and Services                      26


                                   Part IV

Item 15.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                         27

          Signatures                                                      28

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

    At December 31, 2004 and 2003, the Company had total assets of $363.9 million and $352.2 million, securities available for sale of $100.7 million and $115.6 million, securities held to maturity of $6.0 million and $5.9 million and net loans receivable of $220.6 million and $193.1 million, respectively. At December 31, 2004 and 2003, total deposits were $293.1 million and $280.2 million, respectively. At December 31, 2004 and 2003, stockholders' equity was $39.6 million and $35.8 million, respectively.

    The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 126 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

NARRATIVE DESCRIPTION OF BUSINESS

Through its community bank subsidiary, The First National Bank of Jeffersonville, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans. The Company's primary sources of liquidity are its deposit base; Federal Home Loan Bank ("FHLB") borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale.

    The Bank has one subsidiary, FNBJ Holding Corporation, which is a Real Estate Investment Trust (REIT) and is wholly-owned by the Bank.

    The Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available on the Company's website, www.jeffbank.com or upon request submitted to Charles E. Burnett, P.O. Box 398, Jeffersonville, New York 12748.

DEPOSIT AND LOAN PRODUCTS

    Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders' Equity for average balances of deposit products at December 31, 2004, 2003 and 2002.

    Loan Products. The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York designed to meet the banking needs of individual customers, businesses and municipalities. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company's borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company's concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

    Please see item 7, Results of Operations 2004 versus 2003 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

    Risks particular to commercial loans include borrowers' capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers' performance and ultimate ability to repay their debt obligations. Commercial real estate loans are exposed to fluctuations in collateral value.

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

    Residential Real Estate Loans. The Company originates a variety of mortgage loan products including balloon mortgages, adjustable rate mortgages and fixed rate mortgages. All mortgage loans originated are held in the Bank's portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

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

    The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2004, the Company's leverage ratio was 10.9%, its ratio of Tier 1 capital to risk-weighted assets was 16.9%, and its ratio of qualifying total capital to risk-weighted assets was 18.2%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

    Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. Such a company's ability to pay dividends to its stockholders could be restricted. In addition, the Federal Reserve has indicated that it will consider a bank holding company's capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or nonbanking activities.

    The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2004, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 10.2%, its ratio of Tier 1 capital to risk-weighted assets was 16.0%, and its ratio of qualifying total capital to risk-weighted assets was 17.3%.

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

    The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2004, approximately $13.3 million was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

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

    The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2004, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations. The assessment rate has been retained at this rate for the first and second quarters of 2005.

    Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act which are implemented in Federal Reserve Regulation W. Generally, Regulation W is intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices. Regulation W also addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

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

    The Sarbanes-Oxley Act ("SOA"), signed into law on July 30, 2002, was intended to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protects investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOA applies generally to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 ("Exchange Act"), including the Company. SOA includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

TAXATION

Except for the Bank's REIT subsidiary, the Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

                                                    2004              2003             2002

Current tax expenses:
   Federal                                    $2,115,000        $2,159,000       $2,068,000
   State                                         325,000           327,000          339,000
Deferred tax benefit                            (223,000)         (502,000)        (184,000)

      Total income tax expense                $2,217,000        $1,984,000       $2,223,000


    For a detailed discussion of income taxes please refer to note 9 in the Notes to Consolidated Financial Statements.

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

    With respect to most of the services that the Bank performs, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. The Bank's ability to maintain profitability is also affected by competition for loans.

NUMBER OF PERSONNEL

At December 31, 2004, there were 126 persons employed by the Company and the Bank.


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

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2004:

                                                                   2004

Land                                                        $   387,000
Buildings                                                     2,790,000
Furniture and fixtures                                          116,000
Equipment                                                     2,739,000
Building and leasehold improvements                           1,099,000

                                                              7,131,000

Less accumulated depreciation and amortization               (4,262,000)

      Total premises and equipment, net                     $ 2,869,000


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

                                   Part II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Knight Equity Markets L.P., UBS Capital Markets L.P., Ryan Beck & Co. Inc., National Stock Exchange, The Archipelago Exchange and Hill, Thompson, Magid and Co. The following table shows the range of high and low bid prices for the Company's stock and cash dividends paid for the quarters indicated.

                                  Market Price                     Cash
                                                              Dividends
Quarter Ended(1)                Low              High              Paid

March 31, 2003               $15.34            $18.33            $0.073
June 30, 2003                $14.83            $21.50            $0.073
September 30, 2003           $17.00            $20.50            $0.080
December 31, 2003            $16.51            $19.01            $0.100

March 31, 2004               $17.00            $17.50            $0.090
June 30, 2004                $17.50            $17.61            $0.090
September 30, 2004           $17.00            $17.00            $0.090
December 31, 2004            $19.31            $19.31            $0.130

(1) Data has been restated for a 3 for 1 stock split in 2003.

    Number of Holders of Record. At the close of business on March 17, 2005, the Company had 1,277 stockholders of record of the 4,434,321 shares of common stock then outstanding.

    Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which options may be issued.

    Payment of Dividends. Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to stockholders. Payment of dividends in the future will be at the sole discretion of the Company's board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See "Item 1. Business -- Supervision and Regulation."

Item 6. Selected Financial Data



FIVE-YEAR SUMMARY

                                              2004              2003             2002              2001             2000

RESULTS OF OPERATIONS
Interest income                       $ 20,820,000      $ 20,082,000     $ 20,635,000      $ 20,230,000     $ 19,379,000
Interest expense                         4,051,000         4,037,000        5,331,000         7,627,000        8,295,000
Net interest income                     16,769,000        16,045,000       15,304,000        12,603,000       11,084,000
Provision for loan losses                  360,000           620,000          900,000           300,000          300,000
Net income                               6,171,000         5,732,000        5,242,000         3,625,000        2,823,000

FINANCIAL CONDITION
Total assets                          $363,867,000      $352,204,000     $325,025,000      $298,110,000     $273,464,000
Deposits                               293,094,000       280,227,000      252,792,000       238,029,000      223,278,000
Gross loans                            224,236,000       196,675,000      171,977,000       162,711,000      147,456,000
Stockholders' equity                    39,646,000        35,786,000       32,497,000        27,313,000       25,109,000

AVERAGE BALANCES
Total assets                          $361,783,000      $340,575,000     $313,022,000      $286,823,000     $268,967,000
Deposits                               291,426,000       268,687,000      247,953,000       234,431,000      218,671,000
Gross loans                            211,846,000       183,335,000      165,607,000       157,165,000      143,954,000
Stockholders' equity                    37,149,000        33,561,000       30,271,000        28,139,000       24,261,000

FINANCIAL RATIOS
Net income to average total assets            1.71%             1.68%            1.67%             1.26%            1.05%
Net income to average
  stockholders' equity                       16.61%            17.08%           17.32%            12.88%           11.64%
Average stockholders' equity
  to average total assets                    10.27%             9.85%            9.67%             9.81%            9.02%

SHARE AND PER SHARE DATA(1)
Basic earnings per share              $       1.39      $       1.29     $       1.18      $       0.81     $       0.62
Dividends per share                   $       0.40      $       0.33     $       0.30      $       0.25     $       0.24
Dividend payout ratio                        28.78%            25.28%           25.39%            30.40%           38.72%
Book value at year end                $       8.94      $       8.07     $       7.33      $       6.16     $       5.56
Total dividends paid                  $  1,776,000      $  1,449,000     $  1,331,000      $  1,102,000     $  1,093,000
Average number of
  shares outstanding                     4,434,321         4,434,321        4,434,321         4,472,664        4,551,777
Shares outstanding at year end           4,434,321         4,434,321        4,434,321         4,434,321        4,512,255


(1) Share and per share data has been restated for a 3 for 1 stock split in 2003.


SUMMARY OF QUARTERLY RESULTS
OF OPERATIONS FOR 2004 AND 2003

2004                                      March 31           June 30     September 30       December 31            Total

Interest income                        $ 5,137,000       $ 5,109,000      $ 5,261,000       $ 5,313,000     $ 20,820,000
Interest expense                          (990,000)         (975,000)      (1,031,000)       (1,055,000)      (4,051,000)

Net interest income                      4,147,000         4,134,000        4,230,000         4,258,000       16,769,000

Provision for loan losses                  (90,000)          (90,000)         (90,000)          (90,000)        (360,000)
Non-interest income                        860,000         1,030,000        1,046,000           936,000        3,872,000
Non-interest expenses                   (2,784,000)       (3,064,000)      (3,110,000)       (2,935,000)     (11,893,000)

Income before taxes                      2,133,000         2,010,000        2,076,000         2,169,000        8,388,000
Income taxes                              (573,000)         (525,000)        (544,000)         (575,000)      (2,217,000)

Net income                             $ 1,560,000       $ 1,485,000      $ 1,532,000       $ 1,594,000     $  6,171,000

Basic earnings per share               $      0.35       $      0.33      $      0.35       $      0.36     $       1.39


2003                                      March 31           June 30     September 30       December 31            Total

Interest income                        $ 4,930,000       $ 4,933,000      $ 5,103,000       $ 5,116,000     $ 20,082,000
Interest expense                        (1,058,000)       (1,023,000)      (1,014,000)         (942,000)      (4,037,000)

Net interest income                      3,872,000         3,910,000        4,089,000         4,174,000       16,045,000

Provision for loan losses                 (150,000)         (110,000)         (30,000)         (330,000)        (620,000)
Non-interest income                        994,000           920,000          907,000         1,134,000        3,955,000
Non-interest expenses                   (2,689,000)       (2,903,000)      (2,875,000)       (3,197,000)     (11,664,000)

Income before taxes                      2,027,000         1,817,000        2,091,000         1,781,000        7,716,000
Income taxes                              (601,000)         (422,000)        (545,000)         (416,000)      (1,984,000)

Net income                             $ 1,426,000       $ 1,395,000      $ 1,546,000       $ 1,365,000     $  5,732,000

Basic earnings per share(1)            $      0.32       $      0.31      $      0.35       $      0.31     $       1.29


(1) Share and per share data has been restated for a 3 for 1 stock split in 2003.


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

    National economic policies have caused interest rates to begin a slow rise in the Company's marketplace over the past six months. Despite this, the Company's yields on interest earning assets and the costs of interest bearing liabilities are not responding accordingly and fell in 2004. Locally, the economy continued to exhibit strength in 2004. While the local economic forecast has been bright, it should be acknowledged that the economy in most other areas of New York State continues to be sluggish. Significant improvement in the local economy continues to be demonstrated in the Sullivan County real estate market. Several major projects continued to progress along with a vibrant real estate market, which increase optimism in the county's future. A permanent concert facility has begun construction on the original site of the Woodstock Festival in Bethel this year. A major health care facility employing 300 people opened in 2004. Monticello Raceway has opened a video slots gaming center in the summer of 2004. Several Native American run casinos are still on the horizon. The success of these projects, tourism, real estate values and the availability of qualified labor is critical to the local economy and the Company.

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

FINANCIAL CONDITION

Total assets increased by $11.7 million or 3.3% to $363.9 million at December 31, 2004 from $352.2 million at December 31, 2003. The increase was primarily due to a $27.5 million or 14.2% increase in net loans from $193.1 million at December 31, 2003 to $220.6 million at December 31, 2004. A net decrease of $14.9 million in the portfolio of securities available for sale for 2004, due to maturities and calls, was the main funding source for new loan growth. The overall assets increase was funded by a $12.9 million increase in total deposits from $280.2 million at December 31, 2003 to $293.1 million at December 31, 2004. Much of the securities portfolio remains funded with long term borrowings from the Federal Home Loan Bank, a leveraging strategy implemented since 1997 in which the Company funded security purchases with FHLB borrowings at a positive interest rate spread.

    In 2004, total gross loans increased $27.5 million or 14.0% from $196.7 million to $224.2 million. Within the loan portfolio, commercial real estate loans increased $15.6 million to $75.4 million at December 31, 2004, residential real estate increased by $5.0 million to $83.3 million, home equity loans increased $2.9 million to $21.2 million, commercial loans increased by $4.1 million while consumer installment loans decreased $1.3 million to $14.1 million. The growth in commercial real estate loans reflects the Company's strategy to provide loans for local real estate projects where there is strong loan to value ratio (taking into consideration possible speculation regarding casino gambling proposals). The growth in residential mortgages reflects new products to meet the highly competitive nature of this market. As a result of casino gambling proposals and related local economic improvement, the Company anticipates continued residential and commercial real estate loan opportunities. Accordingly, additional growth is anticipated in real estate loans during 2005. The growth in the non-real estate commercial loan portfolio reflects continued business growth in the county. The overall loan portfolio is structured in accordance with management's belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate projects could lose value.

    There was no other real estate owned at December 31, 2004 as compared to $43,000 at December 31, 2003. Total non-performing loans decreased from $3.1 million at

    December 31, 2003 to $2.1 million at December 31, 2004. Net loan charge-offs increased from $119,000 in 2003 to $284,000 in 2004. At December 31, 2004, the allowance for loan losses equaled $3.6 million representing 1.62% of total gross loans outstanding and 170.6% of total non-performing loans.

    Total deposits increased $12.9 million to $293.1 million at December 31, 2004 from $280.2 million at December 31, 2003. Within the deposit mix, lower costing core deposits increased as did higher costing time deposits. Much of the increase in deposits was caused by the continued growth of newer branches and the attraction of new customers from larger regional banks. The Company continues to be successful in increasing demand deposit balances, which provides a pool of low cost funds for reinvestment opportunities. Demand deposits increased from $59.2 million at December 31, 2003 to $65.2 million at December 31, 2004, an increase of $6.0 million or 10.2%. Time deposits increased from $102.0 million at December 31, 2003 to $104.2 million at December 31, 2004, an increase of $2.2 million or 2.2%.

    Total stockholders' equity was $39.6 million at December 31, 2004, an increase of $3.8 million from December 31, 2003. The increase was due primarily to net income of $6.2 million partially offset by cash dividends of $1.8 million and a reduction in accumulated other comprehensive income of $535,000.

RESULTS OF OPERATIONS 2004 VERSUS 2003

Net Income

Net income for 2004 of $6.2 million increased 7.7% or $439,000 from the 2003 net income of $5.7 million. The higher level of earnings in 2004 reflects the interaction of a number of factors. The most significant factor which increased 2004 net income was the increase in loan interest and fees of $1.2 million to $15.4 million from $14.2 million or 8.4%. The increase in interest income on loans was partially offset by a decrease in interest income on securities which went down from $5.8 million in 2003 to $5.4 million in 2004. The provision for loan losses decreased 41.9% or $260,000 from $620,000 in 2003 to $360,000 in 2004. Salary and employee benefit expense increased $356,000 or 5.4% primarily due to the addition of new employees, normal salary increases and the increased costs of providing pension and health care benefits. Occupancy and equipment expense decreased $394,000 or 17.9%, primarily due to increase focus on reducing building and equipment maintenance expenses.

Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

    The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.8 million for 2004 represented an increase of 4.7% compared to $17.0 million for 2003. Net interest margin decreased to 5.40% in 2004 compared to 5.56% in 2003, due to overall decreases in earning asset yields.

    Total interest income for 2004 was $21.9 million, compared to $21.1 million in 2003. The increase in 2004 is the result of a 25 basis point decrease in the earning asset yield which was offset by an increase in the average balance of interest earning assets from $306.3 million in 2003 to $329.7 million in 2004, an increase of 7.6%. Total average securities (securities available for sale and securities held to maturity) decreased $5.4 million or 4.4% in 2004 to $115.7 million. The yield on total securities decreased to 5.5% in 2004 from 5.6% in 2003. The decrease in total average securities during 2004 reflected the need to fund new loans. In 2004, average loans increased $28.5 million to $211.8 million from $183.3 million in 2003. Concurrently the average loan yield decreased from 7.76% in 2003 to 7.28% in 2004 due to a consistent decline in interest rates coupled with a significant volume of refinanced mortgage loans. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 72.3% of total loans in 2004. In 2005, any increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

    Total interest expense in 2004 was consistent with 2003. The average balance of interest bearing liabilities increased from $248.3 million in 2003 to $253.9 million in 2004, an increase of 2.2%. During 2004, the average cost of total interest bearing liabilities decreased by 2 basis points.

    Average interest bearing deposits increased $13.9 million to reach $227.6 million in 2004, an increase of 6.5%. Overall interest rates paid on all deposit accounts only dropped one basis point from 2003 to 2004. Interest rates on interest bearing deposits decreased from an average rate paid of 1.30% in 2003 to 1.27% in 2004. In 2004, average demand deposit balances increased 16.1% over 2003.

Provision for Loan Losses

The provision for loan losses was $360,000 in 2004 as compared to $620,000 in 2003 as a result of improved asset quality. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2004 due to the reduction in both non-performing loans and net charge-offs as noted below. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

    Total non-performing loans decreased from $3.1 million at December 31, 2003 to $2.1 million at December 31, 2004. Net loan charge-offs increased from $119,000 in 2003 to $284,000 in 2004 while gross charge-offs decreased from $488,000 in 2003 to $433,000 in 2004.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.


ANALYSIS OF THE CHANGES IN ALLOWANCE FOR
LOAN LOSSES FOR YEARS 2000 THROUGH 2004

                                              2004              2003             2002              2001             2000

Balance at beginning of year            $3,569,000        $3,068,000       $2,614,000        $2,435,000       $2,336,000
Charge-offs:
   Commercial, financial
     and agriculture                            --          (141,000)        (404,000)          (29,000)          (9,000)
   Real estate-- mortgage                       --            (5,000)         (84,000)          (35,000)         (28,000)
   Installment loans                      (284,000)         (240,000)        (108,000)         (179,000)        (214,000)
   Other loans                            (149,000)         (102,000)         (66,000)          (76,000)         (95,000)

      Total charge-offs                   (433,000)         (488,000)        (662,000)         (319,000)        (346,000)

Recoveries:
   Commercial, financial
     and agriculture                         1,000           235,000           17,000            43,000           31,000
   Real estate -- mortgage                  21,000             7,000           97,000            38,000           16,000
   Installment loans                        59,000           104,000           84,000            95,000           71,000
   Other loans                              68,000            23,000           18,000            22,000           27,000

      Total recoveries                     149,000           369,000          216,000           198,000          145,000

Net charge-offs                           (284,000)         (119,000)        (446,000)         (121,000)        (201,000)
Provision charged to operations            360,000           620,000          900,000           300,000          300,000

Balance at end of year                  $3,645,000        $3,569,000       $3,068,000        $2,614,000       $2,435,000

Ratio of net charge-offs to
  average outstanding loans                   0.13%             0.06%            0.27%             0.08%            0.14%


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

    The allowance for loan losses was $3.6 million at December 31, 2004 compared to $3.6 million and $3.1 million at December 31, 2003 and 2002, respectively. The allowance as a percentage of total loans was 1.60% at December 31, 2004, compared to 1.81% and 1.78% at December 31, 2003 and 2002, respectively. The allowance's coverage of non-performing loans was 170.6% at December 31, 2004 compared to 114.3% and 95.3% at December 31, 2003 and 2002 respectively.

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

    Commercial non-performing loans are evaluated individually for impairment in accordance with FAS 114. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data and other subjective factors.


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,

                                  2004                2003               2002               2001              2000

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

Residential mortgages(1)      $1,039      48.4%    $1,011      52.4%    $  890      52.2%    $  848      55.1%    $  802      56.0%
Commercial mortgages             351      35.3        300      30.2        300      27.3        300      21.6        500      21.4
Commercial loans               1,286       9.4      1,255       8.7      1,010       8.1        630       7.0        381       7.2
Installment loans                753       6.3        828       7.8        644      11.0        603      13.4        542      13.9
Other loans                      216       0.6        175       0.9        224       1.4        233       2.9        210       1.5

      Total                   $3,645     100.0%    $3,569     100.0%    $3,068     100.0%    $2,614     100.0%    $2,435     100.0%


(1) Includes home equity loans.

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

DECEMBER 31, 2004
                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                  $491,000        $  166,000       $  657,000                 0.6%            30.8%
Commercial mortgages                            --                --               --                  --               --
Commercial loans                           233,000         1,230,000        1,463,000                 6.9             68.5
Installment loans                               --            16,000           16,000                 0.1              0.7

      Total                               $724,000        $1,412,000       $2,136,000                 0.9%           100.0%


DECEMBER 31, 2003
                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)     Percentage(2)

Residential mortgages(3)                $  411,000        $  379,000       $  790,000                 0.8%            25.3%
Commercial mortgages                       514,000         1,364,000        1,878,000                 3.1             60.1
Commercial loans                           434,000             7,000          441,000                 2.6             14.1
Installment loans                               --            14,000           14,000                 0.1              0.5

      Total                             $1,359,000        $1,764,000       $3,123,000                 1.6%           100.0%


DECEMBER 31, 2002
                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                $1,766,000           $57,000       $1,823,000                 2.5%            56.6%
Commercial mortgages                       367,000                --          367,000                 0.8             11.4
Commercial loans                           888,000                --          888,000                 5.1             27.6
Installment loans                          141,000                --          141,000                 0.8              4.4

      Total                             $3,162,000           $57,000       $3,219,000                 1.9%           100.0%


DECEMBER 31, 2001
                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                  $126,000          $539,000       $  665,000                 1.0%            40.1%
Commercial mortgages                       439,000            95,000          534,000                 1.3             32.2
Commercial loans                           269,000           167,000          436,000                 2.4             26.3
Installment loans                           15,000             8,000           23,000                 0.1              1.4

      Total                               $849,000          $809,000       $1,658,000                 1.0%           100.0%


DECEMBER 31, 2000
                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                  $718,000        $1,006,000       $1,724,000                 2.3%            70.7%
Commercial mortgages                        42,000           629,000          671,000                 2.0             27.5
Commercial loans                                --                --               --                  --               --
Installment loans                           15,000            29,000           44,000                 0.2              1.8

      Total                               $775,000        $1,664,000       $2,439,000                 1.7%           100.0%


(1) Percentage of gross loans outstanding for each loan category.

(2) Percentage of total nonaccrual and 90 day past due loans.

(3) Includes home equity loans.

    Total nonperforming residential mortgage, commercial mortgage and commercial loans represent 0.6%, 0.0%, and 6.9% of their respective portfolio totals at December 31, 2004, compared to 0.8%, 3.1%, and 2.6% at December 31, 2003, respectively. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

    From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2004, 2003, and 2002.

Loan Portfolio

Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.


LOAN PORTFOLIO COMPOSITION


At December 31,                      2004                 2003                2002                 2001                 2000

(Dollars in Thousands)         Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent      Amount  Percent

REAL ESTATE LOANS
Residential                  $ 83,340     37.0%   $ 78,339     39.6%   $ 72,559     41.7%   $ 67,246     40.3%   $ 64,933     42.6%
Commercial                     75,357     33.4      59,799     30.2      44,807     25.7      39,940     23.9      33,638     22.1
Home equity                    21,127      9.4      18,337      9.3      14,825      8.5      12,756      7.6      11,496      7.6
Farm land                       3,727      1.7       2,872      1.4       1,828      1.1       2,009      1.2       1,537      1.0
Construction                    4,524      2.0       4,102      2.1       3,414      2.0       5,570      3.3       1,416      0.9

                             $188,075     83.5    $163,449     82.6    $137,433     79.0    $127,521     76.3    $113,070     74.2

OTHER LOANS
Commercial loans             $ 21,317      9.5%   $ 17,157      8.7%   $ 17,445     10.0%   $ 18,111     10.9%   $ 17,822     11.7%
Consumer installment loans     14,116      6.3      15,350      7.7      17,314      9.9      19,222     11.5      19,685     12.9
Other consumer loans            1,345      0.6       1,488      0.8       1,537      0.9       1,504      0.9       1,409      0.9
Agricultural loans                338      0.1         403      0.2         375      0.2         667      0.4         421      0.3

                               37,116     16.5      34,398     17.4      36,671     21.0      39,504     23.7      39,337     25.8

   Total loans                225,191    100.0%    197,847    100.0%    174,104    100.0%    167,025    100.0%    152,357    100.0%

Unearned discounts               (955)              (1,172)              (2,127)              (4,314)              (4,901)
Allowance for loan loss        (3,645)              (3,569)              (3,068)              (2,614)              (2,435)

   Total loans, net          $220,591             $193,106             $168,909             $160,097             $145,021


    The following table indicates the amount of loans in portfolio categories according to their period to maturity. The table also indicates the dollar amount of these loans that have predetermined or fixed rates versus variable or adjustable rates.


MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2004

                                                                             One Year
                                                            One Year          Through             After
                                                             or Less       Five Years        Five Years            Total

Commercial and agricultural                                  $10,943          $ 8,373            $2,339          $21,655
Real estate construction                                         709            3,747                68            4,524

      Total                                                  $11,652          $12,120            $2,407          $26,179

Interest sensitivity of loans:
   Predetermined rate                                        $ 1,551          $11,870            $2,407          $15,828
   Variable rate                                              10,101              250                --           10,351

      Total                                                  $11,652          $12,120            $2,407          $26,179


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

    The following are the changes in other real estate owned during the last two years:

Years Ended December 31,             2004             2003

Beginning balance                $ 43,000        $ 126,000
Additions (includes
  costs capitalized)                   --          176,000
Sales                             (43,000)        (230,000)
Write downs                            --          (29,000)

Ending balance                   $     --        $  43,000


Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income of $3.9 million in 2004 was a decrease of 2.1% or $83,000 over 2003. The decrease is attributable to lower securities gains, a decrease in income from the cash surrender value of bank owned life insurance partially offset by higher service charges for checking accounts and an increase in other non-interest income.

    Non-interest expense increased by $229,000 or 2.0% to $11.9 million in 2004. Salaries and employee benefit expense increased 5.4% to $6.9 million in 2004. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefits. Occupancy and equipment expense decreased 17.9% to $1.8 million in 2004, due to increases in insurance premiums, offset by tighter control over maintenance expense. Net other real estate owned (income) expense decreased $88,000 to ($5,000) in 2004 from $83,000 of expense in 2004 primarily due to reduced maintenance expenses at Grandview Palace. Other non-interest expense increased by $355,000 or 12.5% in 2004 to $3.2 million from $2.8 million in 2003.

Income Tax Expense

Income tax expense totaled $2.2 million in 2004 versus $2.0 million in 2003. The effective tax rate approximated 26.4% in 2004 and 25.7% in 2003. These relatively low effective tax rates reflects the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

    Our income tax and effective tax rate were reduced in 2004 (as well as, in prior years) as current New York State tax law allows a 60% dividend paid reduction for dividends paid to the Bank by its subsidiary, FNBJ REIT Holding Corporation. Legislation has been proposed at the New York State level, which would disallow the dividends paid deduction on dividends paid by real estate investment trusts, such as FNBJ REIT Holding Corporation.

RESULTS OF OPERATIONS 2003 VERSUS 2002

Net Income

Net income for 2003 of $5.7 million increased 9.3% or $490,000 from the 2002 net income of $5.2 million. The higher level of earnings in 2003 reflects the interaction of a number of factors. The most significant factor which increased 2003 net income was the decrease in interest expense, primarily because of lower rates, to $4.0 million from $5.3 million in 2002, a decrease of $1.3 million or 24.3%. An additional factor was the increase in non-interest income, primarily as a result of service charge income and gains on the sale of securities, to $4.0 million from $3.1 million in 2002, an increase of $807,000 or 25.6%. Salary and employee benefit expense increased $464,000 or 7.6% primarily due to the addition of new employees, normal salary increases and the increased costs of providing pension and health care benefits. Occupancy and equipment expense increased $500,000 or 29.5%, primarily due to increases in insurance premiums, building and equipment depreciation expense and maintenance expense.

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

Income Tax Expense

Income tax expense totaled $2.0 million in 2003 versus $2.2 million in 2002. The effective tax rate approximated 25.7% in 2003 and 29.8% in 2002. These relatively low effective tax rates reflects the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

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

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $35.6 million, which may be used to meet unforeseen liquidity demands. There were overnight borrowings of $8 million at a rate of 2.58% being used at December 31, 2004. Four separate FHLB term advances totaling $18.5 million at December 31, 2004 were being used to fund securities leverage transactions.

    In 2004, cash generated from operating activities amounted to $7.4 million and cash generated from financing activities amounted to $5.5 million. These amounts were offset by a use of cash in investing activities of $14.8 million, resulting in a net decrease in cash and cash equivalents of $1.9 million. See the Consolidated Statements of Cash Flows for additional information.

    The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2004

Deposits

Due three months or less                       $ 7,810,000
Over three months through six months             7,388,000
Over six months through twelve months            3,569,000
Over twelve months                               5,765,000

                                               $24,532,000

    Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management's primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders' equity increased $3.9 million or 10.8% in 2004 following an increase of 10.1% in 2003.

    The Company retained $4.4 million from 2004 earnings, while an other comprehensive loss decreased stockholders' equity by $535,000. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

    Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.9% and total risk-based capital was 18.2% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.9% is well above the 4.0% minimum regulatory requirement.

    The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements.

As of December 31,                                                               2004                               2003

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale                       $ 39,370,000                       $ 35,013,000

TIER II CAPITAL
Allowance for loan losses(1)                                                2,891,000                          2,604,000

Total risk-based capital                                                 $ 42,261,000                       $ 37,617,000

Risk-weighted assets(2)                                                  $232,679,000                       $209,678,000

Average assets                                                           $361,783,000                       $340,575,000

RATIOS
Tier I risk-based capital (minimum 4.0%)                                         16.9%                              16.7%
Total risk-based capital (minimum 8.0%)                                          18.2%                              17.9%
Leverage (minimum 4.0%)                                                          10.9%                              10.3%


(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for the portion allowance for loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2004:

                                         Less Than            1 to 3           3 to 5         More Than
                                            1 Year             Years            Years           5 Years            Total

Federal Home Loan
  Bank borrowings                         $     --        $3,500,000      $15,000,000           $    --      $18,500,000
Operating leases                           120,000           240,000           78,000            13,000          451,000

      Total                               $120,000        $3,740,000      $15,078,000           $13,000      $18,951,000


    In regards for short-term borrowings, see note 8 in consolidating financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (EITF) has provided guidance for the determination and recognition of other-than-temporary impairment on investment securities in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF were adopted in 2003 and the Company has presented the new disclosure requirements in its consolidated financial statements for the years ended December 31, 2004 and 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide addition implementation guidance. Upon finalization of the FASB Staff Position, management will evaluate the impact on the Company's consolidated financial statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2004, 2003 and 2002. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.


CONSOLIDATED AVERAGE BALANCE SHEET 2004

                                                                              Percentage
                                                                                of Total
                                                             Average             Average         Interest         Average
                                                             Balance              Assets      Earned/Paid      Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities                                      $ 66,265,000               18.32%     $ 3,366,000            5.08%
Tax exempt securities                                     49,467,000               13.67        3,043,000            6.15%

      Total securities                                   115,732,000               31.99        6,409,000            5.54%

Short-term investments                                     2,079,000                0.57           25,000            1.20%
Loans (net of unearned discount)
   Real estate mortgages                                 153,147,000               42.33       10,920,000            7.13%
   Home equity loans                                      19,689,000                5.44        1,207,000            6.13%
   Time and demand loans                                  18,855,000                5.21        1,255,000            6.66%
   Installment and other loans                            20,155,000                5.57        2,039,000           20.02%

      Total loans(2)                                     211,846,000               58.56       15,421,000            7.28%

      Total interest earning assets                      329,657,000               91.12       21,855,000            6.63%

Allowance for loan losses                                 (3,554,000)              (0.98)
Unrealized gains and losses on portfolio                     390,000                0.11
Cash and due from banks (demand)                          12,816,000                3.54
Fixed assets (net)                                         3,037,000                0.84
Bank owned life insurance                                 12,488,000                3.45
Other assets                                               6,949,000                1.92

      Total assets                                      $361,783,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 38,887,000               10.75%         102,000           26.00%
Savings and insured money market deposits                 85,134,000               23.53          550,000            0.65
Time deposits                                            103,625,000               28.64        2,237,000            2.16

      Total interest bearing deposits                    227,646,000               62.92        2,889,000            1.27

Federal funds purchased and other short-term debt          1,411,000                0.39           23,000            1.63
Long-term debt                                            24,836,000                6.86        1,139,000            4.59

      Total interest bearing liabilities                 253,893,000               70.18        4,051,000            1.60

Demand deposits                                           63,780,000               17.63
Other liabilities                                          6,961,000                1.92

      Total liabilities                                  324,634,000               89.73
Stockholders' equity                                      37,149,000               10.27

      Total liabilities and stockholders' equity        $361,783,000              100.00%

Net interest income                                                                           $17,804,000

Net interest spread                                                                                                  5.03%

Net interest margin(3)                                                                                               5.40%


(1)  Yields on securities available for sale are based on amortized cost.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3)  Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2003

                                                                              Percentage
                                                                                of Total
                                                             Average             Average         Interest          Average
                                                             Balance              Assets      Earned/Paid       Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities                                      $ 75,504,000               22.17%     $ 3,893,000             5.16%
Tax exempt securities                                     45,579,000               13.38        2,913,000             6.39%

      Total securities                                   121,083,000               35.55        6,806,000             5.62%

Short-term investments                                     1,871,000                0.55           23,000             1.23%
Loans (net of unearned discount)
   Real estate mortgages                                 131,978,000               38.75       10,108,000             7.66%
   Home equity loans                                      16,826,000                4.94        1,073,000             6.38%
   Time and demand loans                                  14,387,000                4.22          947,000             6.58%
   Installment and other loans                            20,144,000                5.92        2,098,000            10.42%

      Total loans(2)                                     183,335,000               53.83       14,226,000             7.76%

      Total interest earning assets                      306,289,000               89.93       21,055,000             6.87%

Allowance for loan losses                                 (3,149,000)              (0.92)
Unrealized gains and losses on portfolio                   1,924,000                0.57
Cash and due from banks (demand)                          12,436,000                3.65
Fixed assets (net)                                         3,206,000                0.94
Bank owned life insurance                                 12,005,000                3.52
Other assets                                               7,864,000                2.31

      Total assets                                      $340,575,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 37,363,000               10.97%         169,000             0.45%
Savings and insured money market deposits                 86,323,000               25.34          542,000             0.63
Time deposits                                             90,067,000               26.45        2,067,000             2.29

      Total interest bearing deposits                    213,753,000               62.76        2,778,000             1.30

Federal funds purchased and other short-term debt          4,808,000                1.41           56,000             1.16
Long-term debt                                            29,753,000                8.74        1,203,000             4.04

      Total interest bearing liabilities                 248,314,000               72.91        4,037,000             1.63

Demand deposits                                           54,934,000               16.13
Other liabilities                                          3,766,000                1.11

      Total liabilities                                  307,014,000               90.15
Stockholders' equity                                      33,561,000                9.85

      Total liabilities and stockholders' equity        $340,575,000              100.00%

Net interest income                                                                           $17,018,000

Net interest spread                                                                                                   5.24%

Net interest margin(3)                                                                                                5.56%


(1)  Yields on securities available for sale are based on amortized cost.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2002

                                                                           Percentage
                                                                             of Total
                                                             Average          Average          Interest          Average
                                                             Balance           Assets       Earned/Paid       Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities                                      $ 92,083,000               29.42%   $ 5,542,000                6.02%
Tax exempt securities                                     26,241,000                8.38      1,873,000                0.07

      Total securities                                   118,324,000               37.80      7,415,000                0.06

Short-term investments                                     3,550,000                1.13         78,000                0.02
Loans (net of unearned discount)
   Real estate mortgages                                 117,744,000               37.62      9,619,000                0.08
   Home equity loans                                      13,973,000                4.46        981,000                0.07
   Time and demand loans                                  13,370,000                4.27        903,000                0.07
   Installment and other loans                            20,520,000                6.56      2,283,000                0.11

      Total loans(2)                                     165,607,000               52.91     13,786,000                0.08

      Total interest earning assets                      287,481,000               91.84     21,279,000                7.40%

Allowance for loan losses                                 (2,666,000)              (1.00)
Unrealized gains and losses on portfolio                   1,593,000                0.51
Cash and due from banks (demand)                          10,299,000                3.29
Fixed assets (net)                                         3,106,000                0.99
Bank owned life insurance                                  7,666,000                2.45
Other assets                                               5,543,000                1.77

      Total assets                                      $313,022,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 33,799,000               10.80%       241,000               71.00%
Savings and insured money market deposits                 73,379,000               23.44        806,000                1.10
Time deposits                                             92,309,000               29.49      2,960,000                3.21

      Total interest bearing deposits                    199,487,000               63.73      4,007,000                2.01

Federal funds purchased and other short-term debt            927,000                0.30         20,000                2.16
Long-term debt                                            30,000,000                9.58      1,304,000                4.35

      Total interest bearing liabilities                 230,414,000               73.61      5,331,000                2.31

Demand deposits                                           48,466,000               15.48
Other liabilities                                          3,871,000                1.24

      Total liabilities                                  282,751,000               90.33
Stockholders' equity                                      30,271,000                9.67

      Total liabilities and stockholders' equity        $313,022,000              100.00%

Net interest income                                                                         $15,948,000

Net interest spread                                                                                                    5.09%

Net interest margin(3)                                                                                                 5.55%


(1)  Yields on securities available for sale are based on amortized cost.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by total interest earning assets.

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2004 as compared to 2003, and 2003 as compared to 2002.

    The changes in interest income and expense attributable to both rate and volume have been allocated to rate on a consistent basis.


VOLUME AND RATE ANALYSIS

                                              2004 Compared to 2003                        2003 Compared to 2002
                                               Increase (Decrease)                          Increase (Decrease)
                                                Due to Change In                             Due to Change In

                                         Volume           Rate          Total        Volume           Rate         Total

INTEREST INCOME
Investment securities and
  securities available for sale      $ (301,000)  $    (96,000)   $  (397,000)  $   173,000   $   (782,000)  $  (609,000)
Short-term investments                    3,000         (1,000)         2,000       (37,000)       (18,000)      (55,000)
Loans                                 2,212,000     (1,017,000)     1,195,000     1,477,000     (1,037,000)      440,000

      Total interest income           1,914,000     (1,114,000)       800,000     1,613,000     (1,837,000)     (224,000)

INTEREST EXPENSE
NOW and
  Super NOW deposits                      7,000        (74,000)       (67,000)    2,530,000     (2,602,000)      (72,000)
Savings and insured
  money market deposits                 (75,000)        83,000          8,000       137,000       (401,000)     (264,000)
Time deposits                           311,000       (141,000)       170,000       (72,000)      (821,000)     (893,000)
Federal funds purchased
  and other short-term debt             (39,000)         6,000        (33,000)      205,000       (169,000)       36,000
Long-term debt                         (199,000)       135,000        (64,000)      (11,000)       (90,000)     (101,000)

      Total interest expense              5,000          9,000         14,000     2,789,000     (4,083,000)   (1,294,000)

      Net interest income            $1,909,000    $(1,123,000)    $  786,000   $(1,176,000)   $ 2,246,000   $ 1,070,000


INFLATION

The Company's operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS*


SUMMARY OF INVESTMENT SECURITIES


At December 31,                        2004                             2003                            2002

                          Carrying Value      Fair Value  Carrying Value      Fair Value  Carrying Value      Fair Value

U.S. Government Agency      $ 51,352,000    $ 50,461,000    $ 59,837,000    $ 59,415,000    $ 41,527,000    $ 42,565,000
Municipal securities          48,595,000      49,875,000      50,248,000      51,748,000      37,548,000      38,776,000
Mortgage backed
  securities and
  collateralized
  mortgage obligations         5,585,000       5,590,000       9,434,000       9,596,000      38,352,000      39,434,000
Other securities                      --              --              --              --       1,012,000       1,072,000

                            $105,532,000    $105,926,000    $119,519,000    $120,759,000    $118,439,000    $121,847,000



ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

                                   Under 1 Year           1-5 Years              5-10 Years         After 10 Years

December 31, 2004               Balance    Rate       Balance     Rate       Balance     Rate       Balance    Rate          Total

U.S. Government Agency      $ 6,528,000    4.88%  $ 4,975,000     4.68%  $ 9,849,000     4.54%  $30,000,000    5.19%  $ 51,352,000
Municipal securities--
  tax exempt(1)               5,123,000    3.33     9,715,000     4.36    30,503,000     3.94     3,254,000    4.13     48,595,000
Mortgage backed securities
  and collateralized
  mortgage obligations        2,518,000    5.83     3,014,000     5.08        53,000     4.57            --      --      5,585,000

                            $14,169,000    4.49%  $17,704,000     4.57%  $40,405,000     4.09%  $33,254,000    5.09%  $105,532,000


* The analysis shown above combines the Company's Securities Available for Sale portfolio and the Investment Securities portfolio, excluding equity securities. All securities are included above at their amortized cost.

(1) Yields on tax exempt securities have not been stated on a tax equivalent basis.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE RISK

Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rates due to maturities or repricing. Interest rate sensitivity is a function of the repricing of assets and liabilities through maturity and interest rate changes. The objective of interest rate risk management is to maintain an appropriate balance between income growth and the risks associated with maximizing income through the mismatch of the timing of interest rate changes between assets and liabilities. Perfectly matching the repricing of assets and liabilities can eliminate interest rate risk, but net interest income is not always enhanced. One measure of interest rate risk, the so-called "gap," is illustrated in the table below as of December 31, 2004. This table measures the incremental and cumulative gap, or difference between assets and liabilities subject to repricing during the periods indicated. The dollar amounts presented are stated on the basis of "contractual gap" which measures the stated repricing and maturity of assets and liabilities. The data presented indicates that rate sensitive liabilities are generally subject to repricing sooner than rate sensitive assets. Management retains the ability to change, or not change, interest rates on certain deposit products as general market rates change in the future, and is also in the position to liquidate a portion of its securities available for sale should conditions warrant such action. The following is one of several different analysis tools management utilizes in managing interest rate risk.

                                                 0 to 3           3 to 12           1 to 5            Over 5
Maturity                                         Months            Months            Years             Years            Total

Loans, net(1)                               $30,772,000       $70,371,000     $119,223,000       $   225,000     $220,591,000
Taxable securities(1)                         3,628,000         6,250,000        8,281,000        37,778,000       55,937,000
Non taxable securities(1)                            --         4,477,000       11,007,000        34,764,000       50,248,000

      Total interest earning assets         $34,400,000       $81,098,000     $138,511,000       $72,767,000     $326,776,000

NOW and Super NOW accounts                   $1,098,000        $3,294,000     $ 16,101,000       $16,101,000     $ 36,594,000
Savings and insured

  money market deposits(2,3)                  4,359,000        13,074,000        3,502,600        34,656,000       87,115,000
Time deposits(3)                             25,365,000        53,831,000       24,801,000           180,000      104,177,000
Long term borrowings(2)                              --         3,500,000       15,000,000                --       18,500,000
Short term borrowings(2)                      8,424,000                --               --                --        8,424,000

      Total interest bearing liabilities   $ 39,246,000       $73,699,000     $ 90,928,000       $50,937,000     $254,810,000

Gap                                        $ (4,846,000)      $ 7,399,000     $ 47,583,000       $21,830,000     $ 71,966,000
Cumulative gap                               (4,846,000)        2,553,000       50,136,000        71,966,000
Cumulative gap as a percentage
  of total interest earning assets                (1.48)%            0.78%           15.34%            22.02%


(1) Based on anticipated maturity. Includes Securities Available for Sale and Securities Held to Maturity, at their amortized cost.

(2)  Based on contractual maturity or period to repricing.

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


Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.


Item 9A. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes made in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


Item 9B. Other Information

Nothing to disclose.

                                  Part III


Item 10. Directors and Executive Officers of the Registrant

See "Nomination of Directors and Election of Directors" on page 3 of the proxy statement ("Proxy Statement") for the Company's 2005 annual meeting which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2004 fiscal year end, which is incorporated herein by reference.


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

                                   Part IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Consolidated financial statements and schedules of the Company and Bank.
                  Independent Auditors' Report
                  Consolidated Balance Sheets -- December 31, 2004 and 2003 Consolidated Statements of Income
                    Years Ended December 31, 2004, 2003 and 2002 Consolidated
                  Statements of Changes in Stockholders' Equity
                    Years Ended December 31, 2004, 2003 and 2002
                  Consolidated Statements of Cash Flows
                    Years Ended December 31, 2004, 2003 and 2002
                  Notes to Consolidated Financial Statements

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

          31.1 Section 302 Certification of Chief Executive Officer

          31.2 Section 302 Certification of Chief Financial Officer

          32.1 906 certification of Chief Executive Officer

          32.2 906 certification of Chief Financial Officer

(b) Exhibits to this Form 10-K are attached or incorporated herein by reference.

(c)       Not applicable

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005  By: /s/ Raymond Walter      By: /s/ Charles E Burnett
                           Chief Executive Officer     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                        DATE

/s/ Arthur E. Keesler       Chairman-Director            March 29, 2005
Arthur E. Keesler

/s/ John M. Riley           Vice President               March 29, 2005
John M. Riley

/s/ John K. Gempler         Secretary-Director           March 29, 2005
John K. Gempler

/s/ Edward T. Sykes         Director                     March 29, 2005
Edward T. Sykes

/s/ Raymond Walter          Chief Executive Officer      March 29, 2005
Raymond Walter              President-Director

/s/ Earle A. Wilde          Director                     March 29, 2005
Earle A. Wilde

/s/ James F. Roche          Director                     March 29, 2005
James F. Roche

/s/ John W. Galligan        Director                     March 29, 2005
John W. Galligan

/s/ Kenneth C. Klein        Director                     March 29, 2005
Kenneth C. Klein

/s/ Gibson E. McKean        Director                     March 29, 2005
Gibson E. McKean

/s/ Douglas A. Heinle       Director                     March 29, 2005
Douglas A. Heinle

Report of Independent Registered Public Accounting Firm

[LOGO] KPMG

The Board of Directors and Stockholders
Jeffersonville Bancorp:

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York
February 18, 2005


Consolidated Balance Sheets


December 31,                                                                                    2004                2003

ASSETS
Cash and due from banks (note 2)                                                        $ 14,040,000        $ 15,992,000
Securities available for sale, at fair value (notes 3 and 7)                             100,705,000         115,564,000
Securities held to maturity (estimated fair value of $5,998 at
  December 31, 2004 and $5,947 at December 31, 2003) (note 3)                              5,957,000           5,916,000
Loans, net of allowance for loan losses of $3,645 at December 31, 2004
  and $3,569 at December 31, 2003 (notes 4, 7, and 8)                                    220,591,000         193,106,000
Accrued interest receivable                                                                2,085,000           2,301,000
Premises and equipment, net (note 5)                                                       2,869,000           3,063,000
Federal Home Loan Bank stock (notes 7 and 8)                                               2,175,000           1,600,000
Other real estate owned                                                                           --              43,000
Cash surrender value of bank-owned life insurance                                         12,747,000          12,268,000
Other assets                                                                               2,698,000           2,351,000

         Total assets                                                                   $363,867,000        $352,204,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand deposits                                                                   $ 65,208,000        $ 59,189,000
      NOW and Super NOW accounts                                                          36,594,000          38,290,000
      Savings and money market deposits                                                   87,115,000          80,768,000
      Time deposits (note 6)                                                             104,177,000         101,980,000

         Total deposits                                                                  293,094,000         280,227,000

   Federal Home Loan Bank borrowings (note 7)                                             18,500,000          27,000,000
   Short-term borrowings (note 8)                                                          8,424,000           5,521,000
   Accrued expenses and other liabilities                                                  4,203,000           3,670,000

         Total liabilities                                                               324,221,000         316,418,000

Commitments and contingent liabilities (note 16)

Stockholders' equity (notes 11, 12, and 13):
   Series A preferred stock, no par value; 2,000,000 shares authorized;
     none issued                                                                                  --                  --
   Common stock, $0.50 par value; 11,250,000 shares authorized;
     4,767,786 shares issued at December 31, 2004 and at December 31, 2003                 2,384,000           2,384,000
   Paid-in capital                                                                         6,483,000           6,483,000
   Treasury stock, at cost; 333,465 shares at December 31, 2004
     and at December 31, 2003                                                             (1,108,000)         (1,108,000)
   Retained earnings                                                                      32,342,000          27,947,000
   Accumulated other comprehensive (loss) income, net of taxes
     of $297 at December 31, 2004 and $57 at December 31, 2003                              (455,000)             80,000

         Total stockholders' equity                                                       39,646,000          35,786,000

         Total liabilities and stockholders' equity                                     $363,867,000        $352,204,000


See accompanying notes to consolidated financial statements.


Consolidated Statements of Income


Years Ended December 31,                                                         2004              2003             2002

INTEREST INCOME
Loan interest and fees                                                    $15,421,000       $14,226,000      $13,786,000
Securities:
   Taxable                                                                  3,365,000         3,893,000        5,542,000
   Nontaxable                                                               2,009,000         1,940,000        1,229,000
Federal funds sold                                                             25,000            23,000           78,000

      Total interest income                                                20,820,000        20,082,000       20,635,000

INTEREST EXPENSE
Deposits                                                                    2,889,000         2,778,000        4,007,000
Federal Home Loan Bank borrowings                                           1,139,000         1,203,000        1,304,000
Other                                                                          23,000            56,000           20,000

      Total interest expense                                                4,051,000         4,037,000        5,331,000

      Net interest income                                                  16,769,000        16,045,000       15,304,000
Provision for loan losses (note 4)                                            360,000           620,000          900,000

      Net interest income after provision for loan losses                  16,409,000        15,425,000       14,404,000

NON-INTEREST INCOME
Service charges                                                             2,198,000         2,054,000        1,777,000
Earnings from cash surrender value
  of bank-owned life insurance                                                479,000           534,000          379,000
Net security gains (losses) (note 3)                                           14,000           307,000           (1,000)
Other non-interest income                                                   1,181,000         1,060,000          993,000

      Total non-interest income                                             3,872,000         3,955,000        3,148,000

NON-INTEREST EXPENSES
Salaries and employee benefits                                              6,904,000         6,548,000        6,084,000
Occupancy and equipment expenses                                            1,803,000         2,197,000        1,697,000
Other real estate owned (income) expenses, net                                 (5,000)           83,000         (308,000)
Other non-interest expenses (note 10)                                       3,191,000         2,836,000        2,614,000

      Total non-interest expenses                                          11,893,000        11,664,000       10,087,000

Income before income tax expense                                            8,388,000         7,716,000        7,465,000
Income tax expense (note 9)                                                 2,217,000         1,984,000        2,223,000

Net income                                                                $ 6,171,000       $ 5,732,000      $ 5,242,000

Basic earnings per common share                                           $      1.39       $      1.29      $      1.18


Per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to consolidated financial statements.


Consolidated Statements of
Changes in Stockholders' Equity

                                                                                                  Accumulated
                                                                                                        Other            Total
Years Ended December 31,               Common        Paid-in         Treasury        Retained   Comprehensive    Stockholders'
2004, 2003, and 2002                    Stock        Capital            Stock        Earnings   (Loss) Income           Equity

BALANCE AT
  DECEMBER 31, 2001                $  795,000    $ 8,072,000      $(1,108,000)    $19,753,000      $ (199,000)     $27,313,000
Net income                                 --             --               --       5,242,000              --        5,242,000
Other comprehensive income                 --             --               --              --       1,273,000        1,273,000

Comprehensive income                                                                                                 6,515,000
Cash dividends ($0.30 per share)           --             --               --      (1,331,000)             --       (1,331,000)

BALANCE AT
  DECEMBER 31, 2002                   795,000      8,072,000       (1,108,000)     23,664,000       1,074,000       32,497,000
Net income                                 --             --               --       5,732,000              --        5,732,000
Other comprehensive loss                   --             --               --              --        (994,000)        (994,000)

Comprehensive income                                                                                                 4,738,000
Cash dividends ($0.33 per share)           --             --               --      (1,449,000)             --       (1,449,000)
3 for 1 stock split
  (3,178,524 shares)                1,589,000     (1,589,000)              --              --              --               --

BALANCE AT
  DECEMBER 31, 2003                 2,384,000      6,483,000       (1,108,000)     27,947,000          80,000       35,786,000
Net income                                 --             --               --       6,171,000              --        6,171,000
Other comprehensive loss                   --             --               --              --        (535,000)        (535,000)

Comprehensive income                                                                                                 5,636,000
Cash dividends ($0.40 per share)           --             --               --      (1,776,000)             --       (1,776,000)

BALANCE AT
  DECEMBER 31, 2004                $2,384,000    $ 6,483,000      $(1,108,000)    $32,342,000      $ (455,000)     $39,646,000


Per share data has been restated for a 3 for 1 stock split in 2003.

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows


Years Ended December 31,                                                         2004              2003             2002

OPERATING ACTIVITIES
Net income                                                               $  6,171,000      $  5,732,000     $  5,242,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                                  360,000           620,000          900,000
   Write down of other real estate owned                                           --            29,000           10,000
   Net gain on sales of other real estate owned                                (6,000)         (108,000)        (791,000)
   Depreciation and amortization                                              640,000           730,000          781,000
   Net (gain) loss on disposal of premises and equipment                       (9,000)           29,000           20,000
   Net earnings from cash surrender value of bank-owned
     life insurance                                                          (479,000)         (534,000)        (379,000)
   Deferred income tax benefit                                               (223,000)         (502,000)        (184,000)
   Net security (gains) losses                                                (14,000)         (307,000)           1,000
   Increase (decrease) in accrued interest receivable                         216,000          (172,000)         (96,000)
   Decrease (increase) in other assets                                        209,000           471,000         (937,000)
   Increase in accrued expenses and other liabilities                         490,000           554,000          573,000

      Net cash provided by operating activities                             7,355,000         6,542,000        5,140,000

INVESTING ACTIVITIES
Proceeds from maturities and calls:
   Securities available for sale                                           20,527,000        56,207,000       64,694,000
   Securities held to maturity                                              3,182,000         1,741,000        3,359,000
Proceeds from sales of securities available for sale                               --        20,343,000       10,336,000
Purchases:
   Securities available for sale                                           (6,479,000)      (75,858,000)     (85,744,000)
   Securities held to maturity                                             (3,223,000)       (2,984,000)      (2,246,000)
Disbursements for loan originations, net of principal collections         (27,845,000)      (24,993,000)      (9,889,000)
Net (purchase) sale of Federal Home Loan Bank stock                          (575,000)          300,000         (250,000)
Purchase of bank-owned life insurance                                              --                --       (4,000,000)
Net purchases of premises and equipment                                      (437,000)         (592,000)      (1,266,000)
Capital improvements made on other real estate                                     --                --         (237,000)
Proceeds from sales of other real estate owned                                 49,000           338,000        2,306,000

      Net cash used in investing activities                               (14,801,000)      (25,498,000)     (22,937,000)


FINANCING ACTIVITIES
Net increase in deposits                                                   12,867,000        27,435,000       14,763,000
Proceeds from Federal Home Loan Bank borrowings                                    --         5,000,000        5,000,000
Repayments of Federal Home Loan Bank borrowings                            (8,500,000)       (8,000,000)      (5,000,000)
Net increase (decrease) in short-term borrowings                            2,903,000          (912,000)       6,395,000
Cash dividends paid                                                        (1,776,000)       (1,449,000)      (1,331,000)

      Net cash provided by financing activities                             5,494,000        22,074,000       19,827,000

Net (decrease) increase in cash and cash equivalents                       (1,952,000)        3,118,000        2,030,000
Cash and cash equivalents at beginning of year                             15,992,000        12,874,000       10,844,000

Cash and cash equivalents at end of year                                 $ 14,040,000      $ 15,992,000     $ 12,874,000

SUPPLEMENTAL INFORMATION
Cash paid for:
   Interest                                                              $  4,043,000      $  4,183,000     $  5,490,000
   Income taxes                                                             2,070,000         2,128,000        3,251,000
Transfers of loans to other real estate owned                                      --           176,000          177,000


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

INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders' equity as accumulated other comprehensive (loss) income. Nonmarketable equity securities are carried at cost. At December 31, 2004 and 2003, the Company had no trading securities.

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

LOANS

Loans are stated at unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on certain installment loans are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest is in doubt, the loan is classified as nonaccrual. Generally, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.

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

Notes to Consolidated Financial Statements


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

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Basic earnings per common share was computed based on average outstanding common shares (adjusted for the 3 for 1 stock split in 2003) of 4,434,000 in 2004, 2003, and 2002. Income available to common stockholders equaled net income for each of these years.

RECENT ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (EITF) has provided guidance for the determination and recognition of other-than-temporary impairment on investment securities in EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired

Notes to Consolidated Financial Statements


if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF were adopted in 2003 and the Company has presented the new disclosure requirements in its consolidated financial statements for the years ended December 31, 2004 and 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. Upon finalization of the FASB Staff Position, management will evaluate the impact on the Company's consolidated financial statements.


2. Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $6,418,000 at December 31, 2004 and $5,889,000 at December 31, 2003.


3. Investment Securities

The amortized cost and estimated fair value of securities available for sale are as follows:

                                                                                Gross             Gross
                                                           Amortized       Unrealized        Unrealized        Estimated
                                                                Cost            Gains            Losses       Fair Value

DECEMBER 31, 2004
U.S. Government agency securities                       $ 51,351,000       $  103,000       $  (993,000)    $ 50,461,000
Obligations of states and political subdivisions          42,639,000        1,371,000          (133,000)      43,877,000
Mortgage-backed securities and
  collateralized mortgage obligations                      5,585,000          100,000           (95,000)       5,590,000

      Total debt securities                               99,575,000        1,574,000        (1,221,000)      99,928,000
Equity securities                                            653,000          124,000                --          777,000

      Total securities available for sale               $100,228,000       $1,698,000       $(1,221,000)    $100,705,000


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


Notes to Consolidated Financial Statements


    No securities available for sale were sold in 2004. Proceeds from sales of securities available for sale during 2003, and 2002 were $20,343,000, and $10,336,000, respectively. Gross gains and gross losses realized on sales and calls of securities were as follows:

                                        2004            2003           2002

Gross realized gains                 $14,000        $344,000       $ 15,000
Gross realized losses                     --         (37,000)       (16,000)

      Net security gains (losses)    $14,000        $307,000       $ (1,000)


    The amortized cost and estimated fair value of debt securities available for sale at December 31, 2004, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

                                Amortized             Estimated
                                     Cost            Fair Value

Within one year               $11,067,000           $11,116,000
One to five years              15,765,000            16,084,000
Five to ten years              39,474,000            40,278,000
Over ten years                 33,269,000            32,450,000

      Total                   $99,575,000           $99,928,000


    Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $45,507,000 and $35,900,000 at December 31, 2004 and 2003 respectively, were pledged to secure public funds on deposit and for other purposes.

    The amortized cost and estimated fair value of securities held to maturity are as follows:

                                                                                Gross             Gross
                                                           Amortized       Unrealized        Unrealized        Estimated
                                                                Cost            Gains            Losses       Fair Value

DECEMBER 31, 2004
Obligations of states and political subdivisions          $5,957,000         $ 95,000         $ (54,000)      $5,998,000

DECEMBER 31, 2003
Obligations of states and political subdivisions          $5,916,000         $157,000         $(126,000)      $5,947,000


    There were no sales of securities held to maturity in 2004, 2003, or 2002.

    The amortized cost and estimated fair value of these securities at December 31, 2004, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

                                           Amortized               Estimated
                                                Cost              Fair Value

Within one year                           $3,101,000              $3,117,000
One to five years                          1,939,000               1,976,000
Five to ten years                            917,000                 905,000

      Total                               $5,957,000              $5,998,000

Notes to Consolidated Financial Statements


    Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004 were as follows:

                                            Less Than 12 Months          12 Months or More                 Total

                                           Estimated   Unrealized      Estimated   Unrealized      Estimated  Unrealized
                                          Fair Value       Losses     Fair Value       Losses     Fair Value      Losses

AVAILABLE FOR SALE
U.S. Government agency securities        $18,697,000     $332,000    $18,313,000     $661,000    $37,010,000  $  993,000
Obligations of states and
  political subdivisions                   4,630,000       45,000      2,878,000       88,000      7,508,000     133,000
Mortgage-backed securities and
  collateralized mortgage obligations        348,000        8,000      2,534,000       87,000      2,882,000      95,000

                                         $23,675,000     $385,000    $23,725,000     $836,000    $47,400,000  $1,221,000

HELD TO MATURITY
Obligations of states and
  political subdivisions                 $   612,000     $  1,000    $   912,000     $ 53,000    $ 1,524,000  $   54,000


    At December 31, 2003 there were $969,000 in unrealized losses on available for sale securities with an estimated fair value of $44,441,000 that had been in a continuous unrealized loss position for less than 12 months. There were no available for sale securities that had been in a continuous unrealized loss position for 12 months or more at December 31, 2003.

    At December 31, 2003 there were $61,000 in unrealized losses on held to maturity securities with an estimated fair value of $221,000 that had been in a continuous unrealized loss position for less than 12 months and $65,000 in unrealized losses on held to maturity securities with an estimated fair value of $998,000 that head been in a continuous unrealized loss position for 12 months or more.

    The unrealized losses on securities at December 31, 2004 and 2003 were caused by increases in market interest rates. The contractual terms of the U.S. Government agency securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements


4. Loans

The major classifications of loans are as follows at December 31:

                                                    2004                  2003

REAL ESTATE LOANS
Residential                                 $ 83,340,000          $ 78,339,000
Commercial                                    75,357,000            59,799,000
Home equity                                   21,127,000            18,337,000
Farm land                                      3,727,000             2,872,000
Construction                                   4,524,000             4,102,000

                                             188,075,000           163,449,000

OTHER LOANS
Commercial loans                              21,317,000            17,157,000
Consumer installment loans                    14,116,000            15,350,000
Other consumer loans                           1,345,000             1,488,000
Agricultural loans                               338,000               403,000

                                              37,116,000            34,398,000

      Total loans                            225,191,000           197,847,000
Unearned discounts                              (955,000)           (1,172,000)
Allowance for loan losses                     (3,645,000)           (3,569,000)

      Total loans, net                      $220,591,000          $193,106,000

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

    Nonperforming loans are summarized as follows at December 31:

                                                                                 2004              2003             2002

Nonaccrual loans                                                           $  724,000        $1,359,000       $3,162,000
Loans past due 90 days or more and still accruing interest                  1,412,000         1,764,000           57,000

      Total nonperforming loans                                            $2,136,000        $3,123,000       $3,219,000

Nonperforming loans as a percentage of total loans                                1.0%              1.6%             1.9%


    Nonaccrual loans had the following effect on interest income for the years ended December 31:

                                                                                 2004              2003             2002

Interest contractually due at original rates                                 $ 90,000          $166,000        $ 278,000
Interest income recognized                                                    (29,000)          (37,000)        (140,000)

      Interest income not recognized                                         $ 61,000          $129,000        $ 138,000


Notes to Consolidated Financial Statements


    Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                                                                 2004              2003             2002

Balance at beginning of the year                                           $3,569,000        $3,068,000       $2,614,000
Provision for loan losses                                                     360,000           620,000          900,000
Loans charged-off                                                            (433,000)         (488,000)        (662,000)
Recoveries                                                                    149,000           369,000          216,000

      Balance at end of year                                               $3,645,000        $3,569,000       $3,068,000


    As of December 31, 2004 and 2003, the recorded investment in loans that were considered to be impaired under SFAS No. 114 totaled $375,000 and $948,000, respectively. There was no allowance for loan impairment under SFAS No. 114 at December 31, 2004 and December 31, 2003, primarily due to prior charge-offs and the adequacy of collateral values on these loans. During 2004, 2003, and 2002, the average recorded investment in impaired loans was approximately $705,000, $1,102,000, and $1,050,000, respectively. Interest income on impaired loans recognized on the cash basis during the period of impairment was not significant in any year. There are no commitments to lend additional funds on the above noted non-performing loans.


5. Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

                                                              2004                 2003

Land                                                   $   387,000          $   387,000
Buildings                                                2,790,000            2,711,000
Furniture and fixtures                                     116,000              106,000
Equipment                                                2,739,000            2,457,000
Building and leasehold improvements                      1,099,000              920,000
Construction in progress                                        --              175,000

                                                         7,131,000            6,756,000
Less accumulated depreciation and amortization          (4,262,000)          (3,693,000)

      Total premises and equipment, net                $ 2,869,000          $ 3,063,000


    Depreciation and amortization expense was $640,000, $730,000, and $781,000 in 2004, 2003, and 2002, respectively.


6. Time Deposits

The following is a summary of time deposits at December 31, 2004 by remaining period to contractual maturity:

Within one year                               $ 79,555,000
One to two years                                13,137,000
Two to three years                               4,970,000
Three to four years                              3,467,000
Four to five years                               3,048,000
Over five years                                         --

      Total time deposits                     $104,177,000

    Time deposits of $100,000 or more totaled $24,532,000 at December 31, 2004 and $22,863,000 at December 31, 2003. Interest expense related to time deposits over $100,000 was $514,000, $441,000, and $587,000 for 2004, 2003,
and 2002, respectively.

Notes to Consolidated Financial Statements


7. Federal Home Loan Bank Borrowings

The following is a summary of FHLB advances outstanding at December 31:

                                                                     2004                                 2003

                                                               Amount           Rate                Amount          Rate

Variable rate advances maturing within one year           $        --                --        $ 5,000,000             1.20%
Fixed rate advances maturing in 2004                               --                --          3,500,000             4.40%
Fixed rate advances maturing in 2005                        3,500,000              4.86%         3,500,000             4.86%
Fixed rate advances maturing in 2008                       10,000,000              5.02%        10,000,000             5.02%
Fixed rate advances maturing in 2009                        5,000,000              5.45%         5,000,000             5.45%

      Total FHLB advances                                 $18,500,000              5.11%       $27,000,000             4.29%


    Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collaterals at December 31, 2004 were $10.6 million and $28.1 million respectively, which satisfied the collateral requirements of the FHLB.


8. Short-Term Borrowings

Short-term borrowings at December 31, 2004 and 2003 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $35.5 million and $31.9 million as of December 31, 2004 and 2003, respectively. Borrowings under the overnight program at December 31, 2004, were $8.0 million at a rate of 2.38%. Borrowings under the overnight program at December 31, 2003, were $5.0 million at a rate of 1.04%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2004, the maximum month-end balance was $8.0 million, the average balance was $1.1 million, and the average interest rate was 1.72%. During 2003, the maximum month-end balance was $23.0 million, the average balance was $4.5 million, and the average interest rate was 1.19%. Short-term borrowings at December 31, 2004 and 2003 also included $424,000 and $521,000, respectively of treasury, tax and loan notes.


9. Income Taxes

The components of income tax expense are as follows for the years ended December 31:

                                              2004              2003             2002

CURRENT TAX EXPENSES
Federal                                 $2,115,000        $2,159,000       $2,068,000
State                                      325,000           327,000          339,000
Deferred tax benefit                      (223,000)         (502,000)        (184,000)

      Total income tax expense          $2,217,000        $1,984,000       $2,223,000


    Not included in the above table is net deferred income tax (benefit) expense of $(354,000), $(685,000), and $879,000, in 2004, 2003, and 2002,
respectively, associated with the unrealized gain or loss on securities available for sale and a minimum pension liability, which are recorded directly in stockholders' equity as components of accumulated other comprehensive (loss) income.

Notes to Consolidated Financial Statements


    The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:

                                                                                 2004              2003             2002

Tax at statutory rate                                                      $2,852,000        $2,623,000       $2,538,000
State taxes, net of Federal tax benefit                                       186,000           152,000          201,000
Tax-exempt interest                                                          (683,000)         (660,000)        (418,000)
Interest expense allocated to tax-exempt securities                            38,000            37,000           30,000
Net earnings from cash surrender value
  of bank-owned life insurance                                               (168,000)         (182,000)        (129,000)
Other adjustments                                                              (8,000)           14,000            1,000

      Income tax expense                                                   $2,217,000        $1,984,000       $2,223,000


    The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31 are presented below:

                                                                                 2004                               2003

DEFERRED TAX ASSETS
Allowance for loan losses in excess of tax bad debt reserve                $1,271,000                         $1,241,000
Interest on nonaccrual loans                                                    2,000                              7,000
Retirement benefits                                                         1,166,000                            896,000
Deferred compensation                                                          84,000                             91,000
Depreciation                                                                  328,000                            304,000
Other real estate owned                                                        90,000                            143,000

      Total deferred tax assets                                             2,941,000                          2,682,000

DEFERRED TAX LIABILITIES
Prepaid expenses                                                             (329,000)                          (294,000)
Other taxable temporary differences                                            (5,000)                            (4,000)

      Total deferred tax liabilities                                         (334,000)                          (298,000)

      Net deferred tax asset                                               $2,607,000                         $2,384,000


    In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $202,000 at December 31, 2004 related to the net unrealized gain on securities available for sale as of December 31, 2004 and a deferred tax asset of $492,000 related to a minimum pension liability as of December 31, 2004. In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax liability of $535,000 at December 31, 2003 related to the net unrealized gain on securities available for sale as of December 31, 2003 and a deferred tax asset of $478,000 related to a minimum pension liability as of December 31, 2003.

    In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements


10. Other Non-interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:

                                                            2004              2003             2002

Stationery and supplies                               $  287,000        $  348,000       $  283,000
Director expenses                                        277,000           227,000          244,000
ATM and credit card processing fees                      582,000           469,000          462,000
Professional services                                    581,000           406,000          247,000
Other expenses                                         1,464,000         1,386,000        1,378,000

      Other non-interest expenses                     $3,191,000        $2,836,000       $2,614,000



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

    Management believes that, as of December 31, 2004 and 2003, the Bank and the Parent Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

Notes to Consolidated Financial Statements


    The following is a summary of the actual capital amounts and ratios as of December 31, 2004 and 2003 for the Bank and the Parent Company
(consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:

                                                             Actual                            Required Ratios

                                                                                         Minimum      Classification
                                                                                         Capital             as Well
                                                     Amount              Ratio          Adequacy         Capitalized

DECEMBER 31, 2004
BANK
Leverage (Tier 1) capital                       $36,981,000               10.2%              4.0%                5.0%
Risk-based capital:
   Tier 1                                        36,981,000               16.0               4.0                 6.0
   Total                                         39,872,000               17.3               8.0                10.0

CONSOLIDATED
Leverage (Tier 1) capital                       $39,370,000               10.9%              4.0%
Risk-based capital:
   Tier 1                                        39,370,000               16.9               4.0
   Total                                         42,261,000               18.2               8.0

DECEMBER 31, 2003
BANK
Leverage (Tier 1) capital                       $32,478,000                9.2%              4.0%                5.0%
Risk-based capital:
   Tier 1                                        32,478,000               15.7               4.0                 6.0
   Total                                         35,082,000               16.9               8.0                10.0

CONSOLIDATED
Leverage (Tier 1) capital                       $35,013,000               10.3%              4.0%
Risk-based capital:
   Tier 1                                        35,013,000               16.7               4.0
   Total                                         37,617,000               17.9               8.0



12. Stockholders' Equity

DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank's net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank's retained net profits (after dividend payments to the Parent Company) for 2004 and 2003 totaled $13,282,000 and $8,972,000, respectively.

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


13. Comprehensive (Loss) Income

Comprehensive (loss) income represents the sum of net income and items of "other comprehensive (loss) income" which are reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and minimum pension liability adjustments. The Company has reported its comprehensive (loss) income for 2004, 2003, and 2002 in the consolidated statements of changes in stockholders' equity.

    The Company's other comprehensive (loss) income consisted of the following components for the years ended December 31:

                                                                                 2004              2003             2002

Net unrealized holding (losses) gains arising during the
  year, net of taxes of $327,000 in 2004, $688,000 in 2003,
  and ($1,276,000) in 2002                                                  $(490,000)        $(998,000)      $1,848,000
Reclassification adjustment for net realized (gains) losses
  included in income, net of taxes of $6,000 in 2004,
  $125,000 in 2003, and $0 in 2002                                             (8,000)         (182,000)           1,000
Minimum pension liability adjustment, net of taxes of
  $21,000 in 2004, ($128,000) in 2003, and $397,000 in 2002                   (37,000)          186,000         (576,000)
      Other comprehensive (loss) income                                     $(535,000)        $(994,000)      $1,273,000



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

                                     2004             2003

Directors                      $1,102,000       $  961,000
Executive offices
  (nondirectors)                  216,000          266,000

                               $1,318,000       $1,227,000

    During 2004, total advances to these directors and officers were $2,884,000 and total payments made on these loans were $2,793,000. These directors and officers had unused lines of credit with the Company of $730,000 at December 31, 2004.

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

    The Company also sponsors a postretirement medical and life insurance benefit plan for retirees in the pension plan. Effective in 2004, employees with a minimum of 10 years of service, attainment of age 60 or later, and whose age plus service is greater than or equal to 85 are eligible for medical benefits. The plans are noncontributory, except that the retiree must pay the full cost of spouse medical coverage. Both of the plans are unfunded. The Company accounts for the cost of these postretirement benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS No. 106 as of January 1, 1993 and elected to amortize the accumulated benefit obligation at that date (transition obligation) into expense over the allowed period of 20 years.

    In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2004 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

    The Company expects to contribute $341,000 to its pension plan and $73,000 to its other postretirement benefit plan in 2005. The pension benefits expected to be paid in each year from 2005-2009 are $234,000, $241,000, $243,000, $324,000, and $332,000, respectively. The aggregate pension benefits expected to be paid in the five years from 2010-2014 are $2,428,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at September 30 and include estimated future employee service. The other postretirement benefits expected to be paid in each year from 2005-2009 are $107,000, $113,000, $122,000,
$129,000 and $146,000, respectively. The aggregate other postretirement benefits expected to be paid in the five years from 2010-2014 are $1,119,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31 and include estimated future employee service.

Notes to Consolidated Financial Statements


    The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30 measurement date and the other postretirement benefit plan as of a December 31 measurement date, together with a reconciliation of each plan's funded status to the amounts recognized in the consolidated balance sheets:

                                                               Pension Benefits                 Postretirement Benefits

                                                                2004             2003              2004             2003

CHANGES IN BENEFIT OBLIGATION
Beginning of year                                        $ 6,049,000      $ 5,624,000       $ 3,604,000      $ 2,272,000
Service cost                                                 266,000          253,000           242,000          151,000
Interest cost                                                375,000          339,000           209,000          146,000
Actuarial (gain) loss                                        547,000           53,000            (7,000)       1,070,000
Benefits paid                                               (249,000)        (220,000)          (49,000)         (43,000)
Plan Amendments                                                   --               --          (906,000)              --
Contributions by plan participants                                --               --            11,000            8,000

End of year                                                6,988,000        6,049,000         3,104,000        3,604,000

CHANGES IN FAIR VALUE OF PLAN ASSETS
Beginning of year                                          4,222,000        3,180,000                --               --
Actual return on plan assets                                 416,000          511,000                --               --
Employer contributions                                       488,000          751,000            38,000           35,000
Contributions by plan participants                                --               --            10,000            8,000
Benefits paid                                               (249,000)        (220,000)          (48,000)         (43,000)

End of year                                                4,877,000        4,222,000                --               --

Underfunded status at end of year                         (2,111,000)      (1,827,000)       (3,104,000)      (3,604,000)
Unrecognized net transition (asset) obligation                (6,000)         (10,000)               --          166,000
Unrecognized net actuarial loss                            2,520,000        2,202,000         1,370,000        1,437,000
Unrecognized prior service cost (benefit)                    236,000          262,000          (758,000)              --

      Net amount recognized                              $   639,000      $   627,000       $(2,492,000)     $(2,001,000)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
CONSIST OF
Prepaid (accrued) benefit cost                           $   639,000      $   627,000       $(2,492,000)     $(2,001,000)
Additional minimum liability                              (1,465,000)      (1,433,000)               --               --
Intangible asset                                             236,000          262,000                --               --
Accumulated other comprehensive loss
  (pre-tax basis)                                          1,229,000        1,171,000                --               --

      Net amount recognized                              $   639,000      $   627,000       $(2,492,000)     $(2,001,000)


The accumulated benefit obligation for the pension plan was $5,705,000 and $5,028,000 at September 30, 2004 and 2003, respectively.

Notes to Consolidated Financial Statements


    The components of the net periodic benefit cost for these plans were as follows:

                                                              Pension Benefits

                                                     2004              2003             2002

Service cost                                    $ 266,000         $ 253,000        $ 249,000
Interest cost                                     375,000           339,000          334,000
Expected return on plan assets                   (321,000)         (278,000)        (271,000)
Amortization of prior service cost                 25,000            25,000           25,000
Amortization of transition asset                   (4,000)           (4,000)          (4,000)
Recognized net actuarial loss                     135,000           110,000          114,000

      Net periodic benefit cost                 $ 476,000         $ 445,000        $ 447,000


                                                           Postretirement Benefits

                                                     2004              2003             2002

Service cost                                     $242,000          $151,000         $186,000
Interest cost                                     209,000           146,000          181,000
Amortization of transition obligation              18,000            18,000           18,000
Recognized net actuarial loss                      60,000             8,000           42,000

      Net periodic benefit cost                  $529,000          $323,000         $427,000


    Assumptions used to determine benefit obligations for the pension plan as of a September 30 measurement date and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

                                             Pension Benefits                Postretirement Benefits

                                            2004             2003              2004             2003

Discount rate                                5.75%            5.85%             5.75%            5.85%
Rate of compensation increase                3.75             3.85                --               --


    Assumptions used to determine net periodic benefit cost were as follows:

                                                                   Pension Benefits                Postretirement Benefits

                                                                2004             2003              2004             2003

Discount rate                                                      5.85%            6.50%             5.85%            6.50%
Expected long-term rate of return on plan assets                   7.50             8.25                --               --
Rate of compensation increase                                      3.85             4.50                --               --


    The Company's expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan's targeted allocation of assets.

    In 2004, the Postretirement plan was amended from retiree eligibility of attainment of age 60 with a minimum of 10 years of service to of attainment of age 60 with a minimum of 10 years of service and whose age plus service is greater than or equal to 85. This changed from the requirement that employees must retire after age 60 with at least 10 years of service to be eligible for medical benefits. In addition, retiree contributions for ages 65 and over changed to retiree pays 25% of the special Medicare Supplement premium if single coverage is selected and 40% of the special Medicare Supplement premium otherwise, from the previous provision of retiree pays 25% of the active premium or the special Medicare Supplement premium for any coverage selected.

    The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2004 was 10.0%, declining gradually to 5.0% in 2010 and remaining

Notes to Consolidated Financial Statements


at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2004 was 9.0%, declining gradually to 4.0% in 2010 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2004 by approximately $610,000 and the net periodic benefit cost for the year by approximately $100,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $471,000 and $77,000, respectively.

    The Company's pension plan asset allocation at September 30, 2004 and 2003, by asset category is as follows:

                                     2004             2003


ASSET CATEGORY
Equity securities                      50%              49%
Debt securities                        37               37
Other                                  13               14

      Total                           100%             100%


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


TAX-DEFERRED SAVINGS PLAN

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to 15% of salary and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee's salary and 25% of the next 2% of the employee's salary. The Company continues to match 25% of employee contributions beyond 6% of the employee's salary until the total matching contribution reaches $1,500 or 15%. The Company contributed $133,000 in 2004, $144,000 in 2003, and $130,000 in 2002.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In 2003, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $186,000 at December 31, 2004 and are unfunded. The Company recorded an expense of $83,000 and $103,000 relating to this plan during the years ended December 31, 2004 and 2003 respectively.

DIRECTOR RETIREMENT PLAN

In 2003, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of sixty to eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $187,000 at December 31, 2004 and are unfunded. The Company recorded an expense of $107,000 and $80,000 relating to this plan during the years ended December 31, 2004 and 2003 respectively.


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

Notes to Consolidated Financial Statements


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

    Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:

                                                 2004                  2003

Loan origination commitments and
  unused lines of credit:
   Mortgage loans                         $ 9,211,000           $10,121,000
   Commercial loans                        15,430,000            13,034,000
   Credit card lines                        4,998,000             3,044,000
   Home equity lines                        9,727,000             7,011,000
   Other revolving credit                   4,587,000             2,157,000

                                           43,953,000            35,367,000
Standby letters of credit                     808,000               630,000

                                          $44,761,000           $35,997,000


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

    FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $808,000 and $630,000 at December 31, 2004 and 2003, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2004 and 2003 was not significant.

Notes to Consolidated Financial Statements


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

    The following is a summary of the net carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:

                                                                      2004                               2003

                                                                 Net                                Net
                                                            Carrying        Estimated          Carrying        Estimated
                                                               Value       Fair Value             Value       Fair Value

FINANCIAL ASSETS
Cash and due from banks                                 $ 14,040,000     $ 14,040,000      $ 15,992,000     $ 15,992,000
Securities available for sale                            100,705,000      100,705,000       115,564,000      115,564,000
Securities held to maturity                                5,957,000        5,998,000         5,916,000        5,947,000
Loans, net                                               220,591,000      222,140,000       193,106,000      195,627,000
Accrued interest receivable                                2,085,000        2,085,000         2,301,000        2,301,000
FHLB stock                                                 2,175,000        2,175,000         1,600,000        1,600,000

FINANCIAL LIABILITIES
Demand deposits (non-interest bearing)                    65,208,000       65,208,000        59,189,000       59,189,000
Interest-bearing deposits                                227,886,000      227,886,000       221,038,000      221,038,000
FHLB advances                                             18,500,000       19,159,000        27,000,000       28,113,000
Short-term borrowings                                      8,424,000        8,424,000         5,521,000        5,521,000
Accrued interest payable                                     232,000          232,000           224,000          224,000



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

Notes to Consolidated Financial Statements


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

OTHER FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying values at December 31, 2004 and 2003.

    The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2004 and 2003, the fair values of these financial instruments approximated the related carrying values which were not significant.


18. Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:

BALANCE SHEETS
December 31,                                                                     2004                               2003

ASSETS
Cash                                                                      $   292,000                        $   112,000
Securities available for sale                                                 736,000                            711,000
Investment in subsidiary                                                   37,137,000                         33,377,000
Premises and equipment, net                                                   963,000                          1,024,000
Other assets                                                                  570,000                            605,000

      Total assets                                                        $39,698,000                        $35,829,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                               $    52,000                        $    43,000
Stockholders' equity                                                       39,646,000                         35,786,000

      Total liabilities and stockholders' equity                          $39,698,000                        $35,829,000


Notes to Consolidated Financial Statements


STATEMENTS OF INCOME
Years Ended December 31,                                                         2004              2003             2002

Dividend income from subsidiary                                            $1,800,000        $  700,000       $1,100,000
Dividend income on securities available for sale                               23,000            48,000           92,000
Rental income from subsidiary                                                 313,000           313,000          313,000
Other non-interest income                                                       7,000                --            3,000

                                                                            2,143,000         1,061,000        1,508,000

Occupancy and equipment expenses                                              110,000           108,000          108,000
Other non-interest expenses                                                   134,000           154,000           68,000

                                                                              244,000           262,000          176,000

Income before income taxes and undistributed
  income of subsidiary                                                      1,899,000           799,000        1,332,000
Income tax expense                                                             38,000            38,000           91,000

      Income before undistributed income of subsidiary                      1,861,000           761,000        1,241,000
Equity in undistributed income of subsidiary                                4,310,000         4,971,000        4,001,000

      Net income                                                           $6,171,000        $5,732,000       $5,242,000


STATEMENTS OF CASH FLOWS
Years Ended December 31,                                                         2004              2003             2002

OPERATING ACTIVITIES
Net income                                                                $ 6,171,000       $ 5,732,000      $ 5,242,000
Equity in undistributed income of subsidiary                               (4,310,000)       (4,971,000)      (4,001,000)
Depreciation and amortization                                                  61,000            62,000           62,000
Other adjustments, net                                                         34,000            (2,000)          46,000

      Net cash provided by operating activities                             1,956,000           821,000        1,349,000

INVESTING ACTIVITIES
Proceeds from calls of securities available for sale                          150,000           598,000          402,000
Purchase of securities available for sale                                    (150,000)         (376,000)          (3,000)

      Cash provided by investing activities                                        --           222,000          399,000

FINANCING ACTIVITIES
Cash dividends paid                                                        (1,776,000)       (1,449,000)      (1,331,000)

      Net cash used in financing activities                                (1,776,000)       (1,449,000)      (1,331,000)

Net increase (decrease) in cash                                               180,000          (406,000)         417,000
      Cash at beginning of year                                               112,000           518,000          101,000

      Cash at end of year                                                 $   292,000       $   112,000      $   518,000
