Form 10-Q
period 2005-03-31
JEFFERSONVILLE BANCORP
filed 2005-05-13
CIK 874495

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2005           Commission File Number: 0-19212


                            JEFFERSONVILLE BANCORP
                            ----------------------
            (Exact name of Registrant as specified in its charter)


               New York                                22-2385448
    -------------------------------       ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer identification No.)
    incorporation or organization)


P.O. Box 398, Jeffersonville,  New York                  12748
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (845) 482-4000




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

Yes ___       No _X_



                                             Number of Shares Outstanding
        Class of Common Stock                      as of May 13, 2005
        ---------------------                ----------------------------
           $0.50 par value                             4,434,321

                              INDEX TO FORM 10-Q

                                                                         Page


Part 1          FINANCIAL INFORMATION

     Item 1     Consolidated Interim Financial Statements
                (Unaudited)

                Consolidated Balance Sheets at
                March 31, 2005 and December 31, 2004                        1

                Consolidated Statements of Income for the Three
                Months Ended March 31, 2005 and 2004                        2

                Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2005 and 2004                        3

                Notes to Unaudited Consolidated Interim
                Financial Statements                                      4-6

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7-14

     Item 3     Quantitative and Qualitative Disclosures
                about Market Risk                                          15

     Item 4     Controls & Procedures                                      15


Part 2          OTHER INFORMATION

     Item 1     Legal Proceedings                                          16

     Item 2     Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                             16

     Item 3     Defaults upon Senior Securities                            16

     Item 4     Submission of Matters to a Vote of Security Holders        16

     Item 5     Other Information                                          16

     Item 6     Exhibits and Reports on Form 8-K                           16

     Signatures                                                            17

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                                      March 31,            December 31,
                                                                                        2005                  2004
                                                                                    -------------         -------------

ASSETS
Cash and due from banks                                                             $  11,551,000         $  14,040,000
Federal funds sold                                                                      6,750,000                     -
                                                                                    -------------         -------------
Total cash and cash equivalents                                                        18,301,000            14,040,000
Securities available for sale, at fair value                                           92,933,000           100,705,000
Securities held to maturity, estimated fair value of $5,720,000
     at March 31, 2005 and $5,998,000 at December 31, 2004                              5,713,000             5,957,000
Loans, net of allowance for loan losses of $3,640,000 at
     March 31, 2005 and $3,645,000 at December 31, 2004                               227,261,000           220,591,000
Accrued interest receivable                                                             2,226,000             2,085,000
Premises and equipment, net                                                             2,896,000             2,869,000
Federal Home Loan Bank stock                                                            2,009,000             2,175,000
Cash surrender value of bank-owned life insurance                                      12,870,000            12,747,000
Other assets                                                                            3,309,000             2,698,000
                                                                                    -------------         -------------
          TOTAL ASSETS                                                              $ 367,518,000         $ 363,867,000
                                                                                    =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                             $  62,032,000         $  65,208,000
        NOW and super NOW accounts                                                     40,467,000            36,594,000
        Savings and insured money market deposits                                      89,941,000            87,115,000
        Time deposits                                                                 111,130,000           104,177,000
                                                                                    -------------         -------------
           TOTAL DEPOSITS                                                             303,570,000           293,094,000
     Federal Home Loan Bank borrowings                                                 18,500,000            18,500,000
     Short-term debt                                                                      400,000             8,424,000
     Accrued expenses and other liabilities                                             5,330,000             4,203,000
                                                                                    -------------         -------------
           TOTAL LIABILITIES                                                          327,800,000           324,221,000
                                                                                    -------------         -------------
Stockholders' equity:
        Series A preferred stock, no par value;
           2,000,000 shares authorized, none issued                                             -                     -
        Common stock, $0.50 par value; 11,250,000 shares
           authorized, 4,767,786 shares issued at March 31, 2005
           and at December 31, 2004                                                     2,384,000             2,384,000
        Paid-in capital                                                                 6,483,000             6,483,000
        Treasury stock, at cost; 333,465 shares at March 31, 2005
           and at December 31, 2004                                                    (1,108,000)           (1,108,000)
        Retained earnings                                                              33,259,000            32,342,000
        Accumulated other comprehensive loss                                           (1,300,000)             (455,000)
                                                                                    -------------         -------------
           TOTAL STOCKHOLDERS' EQUITY                                                  39,718,000            39,646,000
                                                                                    -------------         -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 367,518,000         $ 363,867,000
                                                                                    =============         =============


See accompanying notes to unaudited consolidated interim financial statements.


                 Jeffersonville Bancorp and Subsidiary
                   Consolidated Statements of Income
                              (Unaudited)


                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                            -------------------------------------
                                                                               2005                      2004
                                                                            -----------               -----------

INTEREST INCOME
Loan interest and fees                                                      $ 4,096,000               $ 3,680,000
Securities:
     Taxable                                                                    676,000                   946,000
     Non-taxable                                                                479,000                   509,000
Federal funds sold                                                               11,000                     2,000
                                                                            -----------               -----------
TOTAL INTEREST INCOME                                                         5,262,000                 5,137,000
                                                                            -----------               -----------

INTEREST EXPENSE
Deposits                                                                        841,000                   689,000
Federal Home Loan Bank borrowings                                               233,000                   296,000
Other interest expense                                                           14,000                     5,000
                                                                            -----------               -----------
TOTAL INTEREST EXPENSE                                                        1,088,000                   990,000
                                                                            -----------               -----------

NET INTEREST INCOME                                                           4,174,000                 4,147,000
Provision for loan losses                                                        60,000                    90,000
                                                                            -----------               -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                4,114,000                 4,057,000
                                                                            -----------               -----------

NONINTEREST INCOME
Service charges                                                                 468,000                   541,000
Increase in cash surrender value
    of bank-owned life insurance                                                123,000                   119,000
Net security gains                                                                5,000                         -
Other real estate owned income, net                                             107,000                     9,000
Other non-interest income                                                       246,000                   200,000
                                                                            -----------               -----------
TOTAL NON-INTEREST INCOME                                                       949,000                   869,000
                                                                            -----------               -----------

NON-INTEREST EXPENSES
Salaries and employee benefits                                                2,044,000                 1,645,000
Occupancy and equipment expenses                                                481,000                   450,000
Other non-interest expenses                                                     724,000                   698,000
                                                                            -----------               -----------
TOTAL NON-INTEREST EXPENSES                                                   3,249,000                 2,793,000
                                                                            -----------               -----------

Income before income tax expense                                              1,814,000                 2,133,000
Income tax expense                                                              454,000                   573,000
                                                                            -----------               -----------
NET INCOME                                                                  $ 1,360,000               $ 1,560,000
                                                                            ===========               ===========

Basic earnings per common share                                             $      0.31               $      0.35
                                                                            ===========               ===========

Average common shares outstanding                                             4,434,000                 4,434,000
                                                                            ===========               ===========


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                                        For the Three Months
                                                                                          Ended March 31,
                                                                                 ----------------------------------
                                                                                     2005                  2004
                                                                                 ------------          ------------

OPERATING ACTIVITIES
     Net income                                                                  $  1,360,000          $  1,560,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                                   60,000                90,000
           Depreciation and amortization                                              136,000               153,000
           Net increase in cash surrender value
              of bank-owned life insurance                                           (123,000)             (119,000)
           Gain on sale of other real estate owned                                   (124,000)                    -
           Net security gains                                                          (5,000)                    -
           (Increase) decrease in accrued interest receivable                        (141,000)              362,000
           Decrease (increase) in other assets                                        237,000              (472,000)
           Increase in accrued expenses and other liabilities                       1,127,000               820,000
                                                                                 ------------          ------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                  2,527,000             2,394,000
                                                                                 ------------          ------------

INVESTING ACTIVITIES
     Proceeds from maturities and calls:
        Securities available for sale                                               4,037,000             8,047,000
        Securities held to maturity                                                   244,000               250,000
     Proceeds from sales of securities available for sale                           4,731,000                     -
     Purchases:
        Securities available for sale                                              (2,684,000)           (4,700,000)
        Securities held to maturity                                                         -              (143,000)
     Disbursements for loan originations, net of
        principal collections                                                      (6,730,000)           (6,856,000)
     Net redemption (purchase) of Federal Home Loan Bank stock                        166,000               (50,000)
     Proceeds from sale of other real estate owned                                    124,000                     -
     Net purchases of premises and equipment                                         (163,000)             (165,000)
                                                                                 ------------          ------------
                 NET CASH USED IN INVESTING ACTIVITIES                               (275,000)           (3,617,000)
                                                                                 ------------          ------------

FINANCING ACTIVITIES
     Net increase in deposits                                                      10,476,000             6,792,000
     Net decrease in short-term debt                                               (8,024,000)           (5,253,000)
     Cash dividends paid                                                             (443,000)             (399,000)
                                                                                 ------------          ------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,009,000             1,140,000
                                                                                 ------------          ------------
                 NET INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS                                            4,261,000               (83,000)

Cash and cash equivalents at beginning of period                                   14,040,000            15,992,000
                                                                                 ------------          ------------
Cash and cash equivalents at end of period                                       $ 18,301,000          $ 15,909,000
                                                                                 ============          ============

Supplemental information:
     Cash paid for:
        Interest                                                                 $  1,068,000          $    997,000
        Income taxes                                                                  119,000               253,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2005
                                 (Unaudited)


A. Financial Statement Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jefferson Bancorp and its subsidiary are referred to herein as the "Company"). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2005 and December 31, 2004, the results of operations for the three month periods ended March 31, 2005 and 2004, and the cash flows for the three month periods ended March 31, 2005 and 2004. Certain reclassifications have been made in order to conform with the current years presentation. All adjustments are normal and recurring. First quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2004 Annual Report on Form 10-K.


B. Earnings per Share

     Basic earnings per share amounts were calculated for the three month periods ended March 31, 2005 and 2004 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.31 for the quarter ended March 31, 2005, as compared to $0.35 per share for the same period in 2004.


C. Comprehensive Income

Three Months Ended March 31, 2005

Net Income                                                    $1,360,000

Net unrealized holding losses
  arising during the period,
  net of tax (pre-tax amount of $1,446,000)                     (842,000)
Reclassification adjustment for net losses
  realized in net income during the period,
  net of tax (pre-tax amount of $5,000)                           (3,000)
                                                              ----------
Other comprehensive loss                                        (845,000)
                                                              ----------
Total comprehensive income                                    $  515,000
                                                              ==========

Three Months Ended March 31, 2004

Net Income                                                    $1,560,000

Net unrealized holding gains
  arising during the period,
  net of tax (pre-tax amount of $1,158,000)                      686,000
Reclassification adjustment for net gains
  realized in net income during the period,
  net of tax (pre-tax amount of $0)                                    -
                                                              ----------
Other comprehensive income                                       686,000
                                                              ----------
Total comprehensive income                                    $2,246,000
                                                              ==========


D. New Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it will make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.


E. Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical and life insurance benefit plan for retirees in the pension plan. The components of the net periodic benefit cost for these plans were as follows for the three month periods ended March 31:



                                                              Pension benefits               Postretirement benefits
                                                         ---------------------------        -------------------------
                                                           2005              2004             2005            2004
                                                         ---------         ---------        --------        ---------

Service cost                                             $  74,000         $  67,000        $ 41,000        $  61,000
Interest cost                                              102,000            94,000          44,000           52,000
Expected return on plan assets                             (92,000)          (80,000)              -                -
Amortization of prior service cost                           7,000             6,000         (11,000)               -
Amortization of transition (asset) obligation               (1,000)           (1,000)              -            4,000
Recognized net actuarial loss                               34,000            33,000          14,000           15,000
                                                         ---------         ---------        --------        ---------
        Net periodic benefit cost                        $ 124,000         $ 119,000        $ 88,000        $ 132,000
                                                         =========         =========        ========        =========


     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $341,000 to its pension plan and $73,000 to its other postretirement benefits plan in 2005. As of March 31, 2005, no contributions have been made to the pension plan and $15,000 of contributions have been made to the other postretirement benefits plan.


F. Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,436,000 at March 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2005 was insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company based on current management's expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices.


A. Overview - Financial Condition

     During the period from December 31, 2004 to March 31, 2005, total assets increased $3,651,000 or 1.0%. Decreases in securities available for sale, securities held to maturity and Federal Home Loan Bank stock were offset by increases in cash and cash equivalents, net loans, accrued interest receivable and the cash surrender value of bank-owned life insurance. Securities available for sale decreased from $100,705,000 at year end 2004 to $92,933,000 at March 31, 2005, a decrease of $7,772,000 or 7.7%. Net loans increased from $220,591,000 at year end 2004 to $227,261,000 at March 31, 2005, an increase of $6,670,000 or 3.0%.

     Deposits increased from $293,094,000 at December 31, 2004 to $303,570,000 at March 31, 2005, an increase of $10,476,000 or 3.6%. Demand deposits decreased from $65,208,000 at December 31, 2004 to $62,032,000 at March 31, 2005, a decrease of $3,176,000 or 4.9%. These lower cost deposits are an important offset to the cost of higher priced funds. Time deposits increased $6,953,000 or 6.7% to $111,130,000 at March 31, 2005 from December
31, 2004. NOW and super NOW accounts increased from $36,594,000 at December 31, 2004 by $3,873,000 or 10.6%, to $40,467,000 at March 31, 2005. Savings
deposits increased from $87,115,000 at December 31, 2004 to $89,941,000 at March 31, 2005, an increase of $2,826,000 or 3.2%. Non deposit liabilities decreased from $31,127,000 at December 31, 2004 to $24,230,000 at March 31, 2005, a decrease of $6,897,000 or 22.2%, largely due to a $8,024,000 decrease in short-term debt to $400,000 at March 31, 2005.

     Total stockholders' equity increased $72,000 or 0.2% from $39,646,000 at December 31, 2004 to $39,718,000 at March 31, 2005. This increase was the result of net income of $1,360,000 less cash dividends of $443,000 and a $845,000 increase in accumulated other comprehensive loss.


Loan Portfolio Composition:


                                                March 31, 2005             December 31, 2004
                                          -------------------------    -------------------------
                                              Amount        Percent        Amount        Percent
                                          -------------     -------    -------------     -------

REAL ESTATE LOANS
Residential                               $  85,502,000       36.9%    $  83,340,000       37.0%
Commercial                                   76,340,000       32.9%       75,357,000       33.4%
Home equity                                  21,013,000        9.0%       21,127,000        9.4%
Farm land                                     3,702,000        1.6%        3,727,000        1.7%
Construction                                  5,036,000        2.2%        4,524,000        2.0%
                                          -------------      -----     -------------      -----
                                            191,593,000       82.7%      188,075,000       83.5%
                                          -------------      -----     -------------      -----

OTHER LOANS
Commercial loans                             25,498,000       11.0%       21,317,000        9.5%
Consumer installment loans                   13,254,000        5.7%       14,116,000        6.3%
Other consumer loans                          1,158,000        0.5%        1,345,000        0.6%
Agriculture loans                               282,000        0.1%          338,000        0.1%
                                          -------------      -----     -------------      -----
                                             40,192,000       17.3%       37,116,000       16.5%
                                          -------------      -----     -------------      -----
Total loans                                 231,785,000      100.0%      225,191,000      100.0%
                                          -------------      =====     -------------      =====
Unearned income                                (884,000)                    (955,000)
Allowance for loan losses                    (3,640,000)                  (3,645,000)
                                          -------------                -------------
TOTAL LOANS, NET                          $ 227,261,000                $ 220,591,000
                                          =============                =============



B. Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $60,000 for the three months ended March 31, 2005 compared to $90,000 for the three months ended March 31, 2004. Total charge-offs for the three month period ended March 31, 2005 were $115,000 compared to $194,000 for the same period in the prior year, while recoveries increased from $34,000 for the 2004 period to $50,000 for the 2005 period. The amounts represent net charge-offs of $65,000 in the first quarter of 2005 versus net charge-offs of $160,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the three month periods ended March 31:

                                                2005              2004
                                             -----------       -----------

Balance at beginning of period               $ 3,645,000       $ 3,569,000
Provision for loan losses                         60,000            90,000
Loans charged-off                               (115,000)         (194,000)
Recoveries                                        50,000            34,000
                                             -----------       -----------
Balance at end of period                     $ 3,640,000       $ 3,499,000
                                             ===========       ===========

Annualized net charge-offs
   as a percentage of
   average outstanding loans                        0.11%             0.32%

Allowance for loan losses to:
   Total loans                                      1.57%             1.72%
   Total nonperforming loans                       174.1%            233.6%


C. Nonaccrual and Past Due Loans

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

Nonperforming loans are summarized
as follows at March 31:

Nonaccrual loans                             $ 1,709,000       $ 1,028,000
Loans past due 90 days or more
  and still accruing interest                    382,000           470,000
                                             -----------       -----------
Total nonperforming loans                    $ 2,091,000       $ 1,498,000
                                             ===========       ===========
Nonperforming loans as a percentage
  of total loans                                    0.90%             0.74%
                                             ===========       ===========

     As of March 31, 2005 and 2004, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,360,000 and $660,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.

D. Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 17.1% and total risk-based capital was 18.3% of risk-weighted assets at March 31, 2005. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 11.1% at March 31, 2005 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2005.

TIER I CAPITAL
Stockholders' equity, excluding
  accumulated other comprehensive loss                      $  40,806,000

TIER II CAPITAL
Allowance for loan losses (1)                                   2,967,000
                                                            -------------
Total risk-based capital                                    $  43,773,000
                                                            -------------
Risk-weighted assets (2)                                    $ 239,221,000
                                                            -------------
Average assets                                              $ 366,162,000
                                                            -------------

RATIOS
Tier I risk-based capital (minimum 4.0%)                             17.1%
Total risk-based capital (minimum 8.0%)                              18.3%
Leverage (minimum 4.0%)                                              11.1%

(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital.


Consolidated Average Balance Sheet as of March 31, 2005 Year to Date
(Fully Taxable Equivalent)


                                                                                     %
                                                                 AVERAGE             OF              INTEREST           AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                               BALANCE           ASSETS           EARNED/PAID       YIELD/RATE
                                                              -------------        ------           -----------       ----------

ASSETS
Investment securities (1)
     Taxable securities                                       $  56,941,000         15.55%          $   676,000           4.75%
     Tax exempt securities                                       48,023,000         13.12%              726,000           6.05%
                                                              -------------        ------           -----------          -----
          TOTAL SECURITIES                                      104,964,000         28.67%            1,402,000           5.34%
                                                              -------------        ------           -----------          -----

Federal funds sold                                                1,760,000          0.48%               11,000           2.50%
Loans, net of unearned income
     Real estate mortgages                                      163,584,000         44.68%            2,846,000           6.96%
     Home equity loans                                           20,830,000          5.69%              310,000           5.95%
     Time and demand loans                                       23,804,000          6.50%              428,000           7.19%
     Installment loans                                           17,101,000          4.67%              436,000          10.20%
    Other loans                                                   2,541,000          0.69%               76,000          11.96%
                                                              -------------        ------           -----------          -----
          TOTAL LOANS (2)                                       227,860,000         62.23%            4,096,000           7.19%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST EARNING ASSETS                         334,584,000         91.38%            5,509,000           6.59%
                                                              -------------        ------           -----------          -----
Reserve for loan losses                                          (3,631,000)        (0.99%)
Unrealized gains and losses on portfolio, net                       522,000          0.14%
Cash and due from banks                                          13,200,000          3.60%
Premises and equipment, net                                       2,876,000          0.79%
Cash surrender value of bank-owned life insurance                12,792,000          3.49%
Other assets                                                      5,819,000          1.59%
                                                              -------------        ------
          TOTAL ASSETS                                        $ 366,162,000        100.00%
                                                              =============        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts                                    $  40,510,000         11.06%               25,000           0.25%
Savings and insured money market deposits                        85,430,000         23.33%              171,000           0.80%
Time deposits                                                   107,852,000         29.45%              645,000           2.40%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST BEARING DEPOSITS                       233,792,000         63.85%              841,000           1.44%

Federal funds purchased and other short-term debt                 2,081,000          0.57%               14,000           2.69%
Long-term debt                                                   18,500,000          5.05%              233,000           5.04%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST BEARING LIABILITIES                    254,373,000         69.47%            1,088,000           1.71%
                                                              -------------        ------           -----------          -----
Demand deposits                                                  65,371,000         17.85%
Other liabilities                                                 6,222,000          1.70%
                                                              -------------        ------
          TOTAL LIABILITIES                                     325,966,000         89.02%
STOCKHOLDERS' EQUITY                                             40,196,000         10.98%
                                                              -------------        ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 366,162,000        100.00%
                                                              =============        ======
NET INTEREST INCOME                                                                                 $ 4,421,000
                                                                                                    ===========
NET INTEREST SPREAD                                                                                                       4.88%
                                                                                                                         =====
NET INTEREST MARGIN (3)                                                                                                   5.29%
                                                                                                                         =====


(1)  Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets.


Consolidated Average Balance Sheet as of March 31, 2004 Year to Date
(Fully Taxable Equivalent)


                                                                                     %
                                                                 AVERAGE             OF              INTEREST           AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEET                               BALANCE           ASSETS           EARNED/PAID       YIELD/RATE
                                                              -------------        ------           -----------       ----------

ASSETS
Investment securities (1)
     Taxable securities                                       $  70,835,000         20.15%          $   946,000           5.34%
     Tax exempt securities                                       50,139,000         14.27%              771,000           6.15%
                                                              -------------        ------           -----------          -----
          TOTAL SECURITIES                                      120,974,000         34.42%            1,717,000           5.68%
                                                              -------------        ------           -----------          -----

Federal funds sold                                                  672,000          0.19%                2,000           1.19%
Loans, net of unearned income
     Real estate mortgages                                      145,168,000         41.30%            2,619,000           7.22%
     Home equity loans                                           18,385,000          5.23%              285,000           6.20%
     Time and demand loans                                       17,063,000          4.86%              267,000           6.26%
     Installment loans                                           16,986,000          4.83%              431,000          10.15%
     Other loans                                                  2,949,000          0.84%               78,000          10.58%
                                                              -------------        ------           -----------          -----
          TOTAL LOANS (2)                                       200,551,000         57.06%            3,680,000           7.34%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST EARNING ASSETS                         322,197,000         91.67%            5,399,000           6.70%
                                                              -------------        ------           -----------          -----
Reserve for loan losses                                          (3,486,000)        (0.99)%
Unrealized gains and losses on portfolio, net                     1,502,000          0.43%
Cash and due from banks                                          12,856,000          3.66%
Premises and equipment, net                                       3,064,000          0.87%
Cash surrender value of bank-owned life insurance                12,317,000          3.50%
Other assets                                                      3,029,000          0.86%
                                                              -------------        ------
          TOTAL ASSETS                                        $ 351,479,000        100.00%
                                                              =============        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts                                    $  42,442,000         12.08%               32,000           0.30%
Savings and insured money market deposits                        79,837,000         22.71%              120,000           0.60%
Time deposits                                                   102,322,000         29.11%              537,000           2.10%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST BEARING DEPOSITS                       224,601,000         63.90%              689,000           1.23%

Federal funds purchased and other short-term debt                 2,041,000          0.58%                5,000           0.98%
Long-term debt                                                   27,000,000          7.68%              296,000           4.39%
                                                              -------------        ------           -----------          -----
          TOTAL INTEREST BEARING LIABILITIES                    253,642,000         72.16%              990,000           1.56%
                                                              -------------        ------           -----------          -----
Demand deposits                                                  58,017,000         16.51%
Other liabilities                                                 3,089,000          0.88%
                                                              -------------        ------
          TOTAL LIABILITIES                                     314,748,000         89.55%
STOCKHOLDERS' EQUITY                                             36,731,000         10.45%
                                                              -------------        ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 351,479,000        100.00%
                                                              =============        ======
NET INTEREST INCOME                                                                                 $ 4,409,000
                                                                                                    ===========
NET INTEREST SPREAD                                                                                                       5.14%
                                                                                                                         =====
NET INTEREST MARGIN (3)                                                                                                   5.47%
                                                                                                                         =====


(1)  Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets.

E. Result of Operations

     Net income for the first three months of 2005 decreased by $200,000 to $1,360,000 compared to $1,560,000 for the same period in 2004. This overall decrease was primarily due to an increase of $456,000 in other operating expenses which was partially offset by an $80,000 increase in other non-interest income, a $27,000 increase in net interest income and a decrease of $30,000 in provision for loan losses. The Company's annualized return on average assets was 1.5% in the current quarter compared to 1.7% in the same period last year. The annualized return on average stockholders' equity was 13.5% and 17.0% for the first three months of 2005 and 2004, respectively.

     Tax equivalent interest income increased $110,000 or 2.0% in the first three months of 2005 compared to the same period in 2004, primarily due to an increase in average earning assets partially offset by a decrease in asset yields. The yield on investment securities decreased 34 basis points from 5.68% in 2004 to 5.34% in 2005 as the result of turnover of the securities portfolio, where securities have been purchased at yields lower than the replaced securities. The yield on the total loan portfolio decreased by 15 basis points in the quarter ended March 31, 2005 compared to the first quarter of 2004. Several loan category rates decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 26 basis points for the three month period primarily due to the origination of fixed rate loans at lower interest rates. The overall yield on interest earning assets decreased 11 basis points from 6.70% for the three months ended March 31, 2004 to 6.59% for the same period in 2005. The total average balance for earning assets was $334,584,000 for the three month period ended March 31, 2005 compared to $322,197,000 for the same three month period in 2004, an increase of $12,387,000 or 3.8%. An increase in average loans of $27,309,000 offset partially by a decrease in average securities of $16,010,000 accounted for the change.

     The increasing interest rate environment, caused the Company to re-price its deposits which resulted in a 15 basis point increase in the yield on interest bearing liabilities for the three month period ended March 31, 2005 as compared to the same period in 2004. The overall net interest margin decreased 18 basis points from 5.47% in the first quarter of 2004 to 5.29% in the first quarter of 2005.

     The provision for loan losses was $60,000 for the three months ended March 31, 2005, a decrease of $30,000 compared to $90,000 for the three months ended March 31, 2004. This decrease was principally due to a decrease in net charge-offs.

     Non-interest income was $949,000 for the first three months of 2005 compared to $869,000 for the same period in 2004, an increase of $80,000 or 9.2%. This increase was primarily due to net gains on the sale of other real estate owned which increased $98,000 over 2004 as a result of the last remaining condominium units of Grandview Palace being sold. Other non-interest income increased $46,000 due to an increase in ATM fees which was offset by a decrease in service charges of $73,000 which were a result of a decrease in fees from in-sufficient funds and return checks.

     Non-interest expenses were $3,249,000 for the first three months of 2005 compared to $2,793,000 for the same period in 2004, an increase of $456,000 or 16.3%. This increase reflects a $399,000 increase in salaries and employee benefits costs due to normal salary increases and increased costs for SERP and health care benefits. All other expense categories combined increased by $57,000.

     Income tax expense was $454,000 was for the three month period ended March 31, 2005 compared to $573,000 for the corresponding period in 2004, a decrease of $119,000 or 20.8%. The Company's effective tax rates were 25.0% and 26.9% for the three month periods ended March 31, 2005 and 2004, respectively. This decrease was primarily due to a larger portion of income before taxes being generated by tax exempt securities.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2004. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


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


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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


                                         JEFFERSONVILLE BANCORP
                                         ----------------------
                                         (Registrant)




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


May 13, 2005