Form 10-Q
period 2005-06-30
JEFFERSONVILLE BANCORP
filed 2005-08-15
CIK 874495

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005          Commission File Number: 0-19212
                                                                     -------

                            JEFFERSONVILLE BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           New York                                   22-2385448
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

P. O. Box 398, Jeffersonville,  New York                 12748
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (845) 482-4000
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

Yes            No   X

                                             Number of Shares Outstanding
   Class of Common Stock                         as of August 12, 2005
   ---------------------                     ----------------------------
      $0.50 par value                                  4,434,321

                              INDEX TO FORM 10-Q




                                                                                 Page
Part 1          FINANCIAL INFORMATION

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                June 30, 2005 and December 31, 2004                               1

                Consolidated Statements of Income for the Three
                Months Ended June 30, 2005 and 2004                               2

                Consolidated Statements of Income for the Six
                Months Ended June 30, 2005 and 2004                               3

                Consolidated Statements of Cash Flows for the Six
                Months Ended June 30, 2005 and 2004                               4

                Notes to Unaudited Consolidated Interim Financial Statements      5-7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               8-17

     Item 3     Quantitative and Qualitative Disclosures about Market Risk        17

     Item 4     Controls & Procedures                                             17


Part 2          OTHER INFORMATION

     Item 1     Legal Proceedings                                                 18

     Item 2     Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                                    18

     Item 3     Defaults upon Senior Securities                                   18

     Item 4     Submission of Matters to a Vote of Security Holders               18

     Item 5     Other Information                                                 18

     Item 6     Exhibits and Reports on Form 8-K                                  18

     Signatures                                                                   19



                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)
                                                                                       June 30,            December 31,
                                                                                         2005                  2004

ASSETS
Cash and cash equivalents                                                            $ 13,887,000          $ 14,040,000
Securities available for sale, at fair value                                           93,733,000           100,705,000
Securities held to maturity, estimated fair value of $7,303,000
     at June 30, 2005 and $5,998,000 at December 31, 2004                               7,292,000             5,957,000
Loans, net of allowance for loan losses of $3,708,000 at
     June 30, 2005 and $3,645,000 at December 31, 2004                                237,454,000           220,591,000
Accrued interest receivable                                                             1,976,000             2,085,000
Premises and equipment, net                                                             3,005,000             2,869,000
Federal Home Loan Bank stock                                                            2,825,000             2,175,000
Cash surrender value of bank-owned life insurance                                      12,993,000            12,747,000
Other assets                                                                            3,004,000             2,698,000
                                                                                     ------------          ------------
          TOTAL ASSETS                                                               $376,169,000          $363,867,000
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                              $ 67,086,000          $ 65,208,000
        NOW and super NOW accounts                                                     36,077,000            36,594,000
        Savings and insured money market deposits                                      88,277,000            87,115,000
        Time deposits                                                                 100,080,000           104,177,000
                                                                                     ------------          ------------
           TOTAL DEPOSITS                                                             291,520,000           293,094,000

     Federal Home Loan Bank borrowings                                                 28,500,000            18,500,000
     Short-term debt                                                                    8,422,000             8,424,000
     Accrued expenses and other liabilities                                             5,918,000             4,203,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES                                                          334,360,000           324,221,000
                                                                                     ------------          ------------

Stockholders' equity:
     Series A preferred stock, no par value;
          2,000,000 shares authorized, none issued                                             --                    --
     Common stock, $0.50 par value; 11,250,000 shares
        authorized, 4,767,786 shares issued at June 30, 2005
        and at December 31, 2004                                                        2,384,000             2,384,000
     Paid-in capital                                                                    6,483,000             6,483,000
     Treasury stock, at cost; 333,465 shares at  June 30, 2005
         and at December 31, 2004                                                      (1,108,000)           (1,108,000)
     Retained earnings                                                                 34,210,000            32,342,000
     Accumulated other comprehensive loss                                                (160,000)             (455,000)

           TOTAL  STOCKHOLDERS' EQUITY                                                 41,809,000            39,646,000

            TOTAL LIABILITIES  AND STOCKHOLDERS' EQUITY                             $ 376,169,000         $ 363,867,000


See accompanying notes to unaudited consolidated interim financial statements.

                     Jeffersonville Bancorp and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                                         For the Three Months
                                                                                            Ended June 30,

                                                                                        2005                 2004

                                                                                      Unaudited            Unaudited

INTEREST AND DIVIDEND INCOME
Loan interest and fees                                                               $ 4,250,000          $ 3,738,000
Securities:
     Taxable                                                                             657,000              863,000
     Non-taxable                                                                         476,000              503,000
Federal funds sold                                                                         8,000                5,000
                                                                                     -----------          -----------
TOTAL INTEREST AND DIVIDEND INCOME                                                     5,391,000            5,109,000
                                                                                     -----------          -----------

INTEREST EXPENSE
Deposits                                                                                 919,000              691,000
Federal Home Loan Bank borrowings                                                        307,000              281,000
Other interest expense                                                                    26,000                3,000
                                                                                     -----------          -----------
TOTAL INTEREST EXPENSE                                                                 1,252,000              975,000
                                                                                     -----------          -----------
NET INTEREST INCOME                                                                    4,139,000            4,134,000
Provision for loan losses                                                                 60,000               90,000
                                                                                     -----------          -----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                                   4,079,000            4,044,000
                                                                                     -----------          -----------

NON-INTEREST INCOME
Service charges                                                                          480,000              571,000
Increase in cash surrender value
    of bank-owned life insurance                                                         123,000              139,000
Net security gains                                                                         1,000                6,000
Other real estate owned income, net                                                       18,000               11,000
Other non-interest income                                                                342,000              323,000
                                                                                     -----------          -----------
TOTAL NON-INTEREST INCOME                                                                964,000            1,050,000
                                                                                     -----------          -----------

NON-INTEREST EXPENSES
Salaries and employee benefits                                                         1,809,000            1,825,000
Occupancy and equipment expenses                                                         497,000              443,000
Other non-interest expenses                                                              843,000              807,000
                                                                                     -----------          -----------
TOTAL NON-INTEREST EXPENSES                                                            3,149,000            3,075,000
                                                                                     -----------          -----------
Income before income tax expense                                                       1,894,000            2,019,000
Income tax expense                                                                       498,000              525,000
                                                                                     -----------          -----------
NET INCOME                                                                           $ 1,396,000          $ 1,494,000
                                                                                     ===========          ===========
Basic earnings per common share                                                      $      0.31          $      0.34
                                                                                     ===========          ===========
Average common shares outstanding                                                      4,434,000            4,434,000
                                                                                     ===========          ===========


See accompanying notes to unaudited consolidated interim financial statements.


           Jeffersonville Bancorp and Subsidiary
             Consolidated Statements of Income
                        (Unaudited)

                                                                       For the Six Months
                                                                          Ended June 30,

                                                                    2005                 2004

                                                                  Unaudited            Unaudited

INTEREST AND DIVIDEND INCOME
Loan interest and fees                                           $ 8,346,000          $ 7,418,000
Securities:
     Taxable                                                       1,333,000            1,809,000
     Non-taxable                                                     955,000            1,012,000
Federal funds sold                                                    19,000                7,000
                                                                 -----------          -----------
TOTAL INTEREST AND DIVIDEND INCOME                                10,653,000           10,246,000
                                                                 -----------          -----------

INTEREST EXPENSE
Deposits                                                           1,760,000            1,380,000
Federal Home Loan Bank borrowings                                    540,000              577,000
Other interest expense                                                40,000                8,000
                                                                 -----------          -----------
TOTAL INTEREST EXPENSE                                             2,340,000            1,965,000
                                                                 -----------          -----------
NET INTEREST INCOME                                                8,313,000            8,281,000
Provision for loan losses                                            120,000              180,000
                                                                 -----------          -----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                               8,193,000            8,101,000
                                                                 -----------          -----------

NON-INTEREST INCOME
Service charges                                                      948,000            1,112,000
Increase in cash surrender value
    of bank-owned life insurance                                     246,000              258,000
Net security gains                                                     6,000                6,000
Other real estate owned income, net                                  125,000               20,000
Other non-interest income                                            588,000              523,000
                                                                 -----------          -----------
TOTAL NON-INTEREST INCOME                                          1,913,000            1,919,000
                                                                 -----------          -----------

NON-INTEREST EXPENSES
Salaries and employee benefits                                     3,853,000            3,470,000
Occupancy and equipment expenses                                     978,000              893,000
Other non-interest expenses                                        1,567,000            1,505,000
                                                                 -----------          -----------
TOTAL NON-INTEREST EXPENSES                                        6,398,000            5,868,000
                                                                 -----------          -----------
Income before income tax expense                                   3,708,000            4,152,000
Income tax expense                                                   952,000            1,098,000
                                                                 -----------          -----------
NET INCOME                                                       $ 2,756,000          $ 3,054,000
                                                                 ===========          ===========
Basic earnings per common share                                  $      0.62          $      0.69
                                                                 ===========          ===========
Average common shares outstanding                                  4,434,000            4,434,000
                                                                 ===========          ===========


See accompanying notes to unaudited consolidated interim financial statements.

                   Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                          For the Six Months
                                                                                            Ended June 30,

                                                                                       2005                  2004
OPERATING ACTIVITIES
     Net income                                                                   $  2,756,000          $  3,054,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                                   120,000               180,000
           Gain on sales of other real estate owned                                   (124,000)              (67,000)
           Depreciation and amortization                                               286,000               305,000
           Net increase in cash surrender value
              of bank-owned life insurance                                            (246,000)             (258,000)
           Net security gains                                                           (6,000)               (6,000)
           Decrease in accrued interest receivable                                     109,000               149,000
           Increase in other assets                                                   (554,000)              (29,000)
           Increase in accrued expenses and other liabilities                        1,716,000               617,000
                                                                                  ------------          ------------
                           NET CASH PROVIDED BY OPERATING ACTIVITES                  4,057,000             3,945,000
                                                                                  ------------          ------------

INVESTING ACTIVITIES
     Proceeds from maturities and calls:
        Securities available for sale                                                4,786,000            11,344,000
        Securities held to maturity                                                    420,000               405,000
     Proceeds from sales of securities available for sale                            4,782,000                   --
     Purchases:
        Securities available for sale                                               (2,049,000)           (6,075,000)
        Securities held to maturity                                                 (1,755,000)             (313,000)
     Disbursements for loan originations, net of
        principal collections                                                      (16,983,000)          (16,460,000)
     Purchase of Federal Home Loan Bank stock                                       (2,231,000)             (425,000)
     Redemption of Federal Home Loan Bank stock                                      1,581,000               675,000
     Net purchases of premises and equipment                                          (422,000)             (304,000)
     Proceeds from sales of other real estate owned                                    124,000                67,000
                                                                                  ------------          ------------
                            NET CASH USED IN INVESTING ACTIVITES                   (11,747,000)          (11,086,000)
                                                                                  ------------          ------------

FINANCING ACTIVITES
     Net (decrease)  increase in deposits                                           (1,574,000)           12,886,000
     Proceeds from Federal Home Loan Bank borrowings                                10,000,000                    --
     Net decrease in short-term debt                                                    (2,000)           (5,105,000)
     Cash dividends paid                                                              (887,000)             (800,000)
                                                                                  ------------          ------------
                           NET CASH PROVIDED BY FINANCING ACTIVITIES                 7,537,000             6,981,000
                                                                                  ------------          ------------
                 NET DECREASE IN CASH
                    AND CASH EQUIVALENTS                                              (153,000)             (160,000)

Cash and cash equivalents at beginning of period                                    14,040,000            15,992,000
                                                                                  ------------          ------------
Cash and cash equivalents at end of period                                        $ 13,887,000          $ 15,832,000
                                                                                  ============          ============

Supplemental information:
     Cash paid for:
        Interest                                                                  $  2,257,000          $  1,972,000
        Income taxes                                                                 1,198,080               821,000



See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                June 30, 2005
                                 (Unaudited)


A.   Financial Statement Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the "Company"). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2005 and December 31, 2004, the results of operations for the three month and six month periods ended June 30, 2005 and 2004, and the cash flows for the six month periods ended June 30, 2005 and 2004. Reclassifications are made whenever necessary to conform prior periods' financial statements to current periods' presentation. All adjustments are normal and recurring. Second quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2004 Annual Report on Form 10-K.


B.   Earnings per Share

     Basic earnings per share amounts were calculated for the three and six month periods ended June 30, 2005 and 2004 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.31 for the quarter ended June 30, 2005, as compared to $0.34 per share for the same period in 2004. Earnings per share were $0.62 for the six months ended June 30, 2005, as compared to $0.69 for the same period in 2004.


C.   Comprehensive Income

     Comprehensive income (loss) for the three-month periods ended June 30, 2005 and 2004 was $2,536,000 and $(894,000), respectively.

     Six Months Ended June 30, 2005
     Net Income                                                                           $ 2,756,000
     Net unrealized holding gains arising during the period,
       net of tax (pre-tax amount of $498,000)                                                299,000
     Reclassification adjustment for net gains realized in net income
       income during the period, net of tax (pre-tax amount of $6,000)                         (4,000)
                                                                                          -----------
     Other comprehensive income                                                               295,000
                                                                                          -----------
     Total comprehensive income                                                           $ 3,051,000
                                                                                          ===========

     Six Months Ended June 30, 2004
     Net Income                                                                           $ 3,054,000
     Net unrealized holding losses arising during the period,
       net of tax (pre-tax amount of $2,871,000)                                           (1,698,000)
     Reclassification adjustment for net gains realized in net
       income during the period, net of tax (pre-tax amount of $6,000)                         (4,000)
                                                                                          -----------
     Other comprehensive loss                                                              (1,702,000)
                                                                                          -----------
     Total comprehensive income                                                           $ 1,352,000
                                                                                          ===========

D.   New Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. The Company is still analyzing the specific authoritative guidance on the accounting for the federal subsidy, which was issued in January 2005, but the Company anticipates that, in order to make the plan actuarially equivalent, it may make minor changes to its non-pension postretirement plan. Accordingly, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy.


E.   Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical and life insurance benefit plan for retirees in the pension plan. The components of the net periodic benefit cost for these plans were as follows for the six and three month periods ended June 30:

     For the six months ended June 30, 2005:


                                                                   Pension benefits                Postretirement benefits

                                                                2005              2004             2005              2004

     Service cost                                             $ 149,000         $ 134,000        $ 83,000           $122,000
     Interest cost                                              204,000           188,000          88,000            104,000
     Expected return on plan assets                            (183,000)         (160,000)             --                 --
     Amortization of prior service cost                          12,000            12,000         (22,000)                --
     Amortization of transition (asset) obligation               (2,000)           (2,000)             --              8,000
     Recognized net actuarial loss                               67,000            66,000          26,000             30,000
                                                              ---------         ---------        --------           --------
             Net periodic benefit cost                        $ 247,000         $ 238,000        $175,000           $264,000
                                                              =========         =========        ========           ========


     For the three months ended June 30, 2005:


                                                                   Pension benefits                Postretirement benefits

                                                                2005              2004             2005              2004

     Service cost                                              $ 75,000          $ 67,000        $ 42,000           $ 61,000
     Interest cost                                              102,000            94,000          44,000             52,000
     Expected return on plan assets                             (91,000)          (80,000)             --                 --
     Amortization of prior service cost                           5,000             6,000         (11,000)                --
     Amortization of transition (asset) obligation               (1,000)           (1,000)             --              4,000
     Recognized net actuarial loss                               33,000            33,000          12,000             15,000
                                                               --------          --------        --------           --------
             Net periodic benefit cost                         $123,000          $119,000        $ 87,000           $132,000
                                                               ========          ========        ========           ========


     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $341,000 to its pension plan and $73,000 to its other postretirement benefits plan in 2005. As of June 30, 2005, contributions of $170,000 have been made to the pension plan and $24,000 of contributions have been made to the other postretirement benefits plan.

F.   Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,176,000 at June 30, 2005 and $808,000 at December 31, 2004 and
     represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2005 and December 31, 2004 was insignificant.

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

A.   Overview - Financial Condition

     During the period from December 31, 2004 to June 30, 2005, total assets increased $12,302,000 or 3.4%. Decreases in securities available for sale, cash and cash equivalents and accrued interest receivable were offset by increases in held to maturity securities, net loans, Federal Home Loan Bank stock and the cash surrender value of bank-owned life insurance. Securities available for sale decreased from $100,705,000 at year end 2004 to $93,733,000 at June 30, 2005, a decrease of $6,972,000 or 6.9%. Securities held to maturity increased from $5,957,000 at year end 2004 to $7,292,000 at June 30, 2005, an increase of $1,335,000 or
     22.4%. Net loans increased from $220,591,000 at year end 2004 to $237,454,000 at June 30, 2005, an increase of $16,863,000 or 7.6%.

     Deposits decreased from $293,094,000 at December 31, 2004 to $291,520,000 at June 30, 2005, a decrease of $1,574,000 or 0.5%. Demand deposits increased from $65,208,000 at December 31, 2004 to $67,086,000 at June 30, 2005, an increase of $1,878,000 or 2.9%. These lower cost deposits are an important offset to the cost of higher priced funds. Time deposits decreased $4,097,000 or 3.9% to $100,080,000 at June 30, 2005 from December 31, 2004. NOW and super NOW accounts decreased from $36,594,000 at December 31, 2004 by $517,000 or 1.4%, to $36,077,000 at
     June 30, 2005. Savings deposits increased from $87,115,000 at December 31, 2004 to $88,277,000 at June 30, 2005, an increase of $1,162,000 or
     1.3%. Non deposit liabilities increased from $31,127,000 at December 31, 2004 to $42,840,000 at June 30, 2005, an increase of $11,713,000 or
     37.6%, largely due to a $10,000,000 or 54% increase in Federal Home Loan Bank borrowings at June 30, 2005.

     Total stockholders' equity increased $2,163,000 or 5.5% from $39,646,000 at December 31, 2004 to $41,809,000 at June 30, 2005. This increase was the result of net income of $2,756,000 less cash dividends of $887,000 and a $295,000 reduction in accumulated other comprehensive loss.


     Loan Portfolio Composition:
                                                       June 30, 2005              December 31, 2004

                                                   Amount        Percent        Amount        Percent

     REAL ESTATE LOANS
     Residential                                $ 86,805,000       35.9%     $ 83,340,000       37.0%
     Commercial                                   81,006,000       33.5%       75,357,000       33.4%
     Home Equity                                  21,825,000        9.0%       21,127,000        9.4%
     Farm Land                                     3,778,000        1.6%        3,727,000        1.7%
     Construction                                  6,618,000        2.7%        4,524,000        2.0%
                                                ------------      -----      ------------      -----
                                                 200,032,000       82.7%      188,075,000       83.5%
                                                ------------      -----      ------------      -----

     OTHER LOANS
     Commercial Loans                             27,063,000       11.1%       21,317,000        9.5%
     Consumer Installment Loans                   12,968,000        5.4%       14,116,000        6.3%
     Other Consumer Loans                          1,418,000        0.6%        1,345,000        0.6%
     Agriculture Loans                               462,000        0.2%          338,000        0.1%
                                                ------------      -----      ------------      -----
                                                  41,911,000       17.3%       37,116,000       16.5%
                                                ------------      -----      ------------      -----
     Total Loans                                 241,943,000      100.0%      225,191,000      100.0%
                                                ------------      -----      ------------      -----
     Unearned Income                                (781,000)                    (955,000)

     Allowance for Loan Losses                    (3,708,000)                  (3,645,000)
                                                ============                 ============
     TOTAL LOANS, NET                           $237,454,000                 $220,591,000
                                                ============                 ============



B.   Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $120,000 for the six months ended June 30, 2005 compared to $180,000 for the six months ended June 30, 2004. Total charge-offs for the six month period ended June 30, 2005 were $181,000 compared to $254,000 for the same period in the prior year, while recoveries increased from $83,000 for the 2004 period to $124,000 for the 2005 period. The amounts represent net charge-offs of $57,000 in the first six months of 2005 versus net charge-offs of $171,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the six month periods ended June 30:

                                                  2005           2004

     Balance at beginning of period            $3,645,000     $3,569,000
     Provision for loan losses                    120,000        180,000
     Loans charged-off                           (181,000)      (254,000)
     Recoveries                                   124,000         83,000
                                               ----------     ----------
     Balance at end of period                  $3,708,000     $3,578,000
                                               ==========     ==========

     Annualized net charge-offs as a
       percentage of average outstanding loans       0.05%          0.17%
     Allowance for loan losses to:
         Total loans                                 1.54%          1.68%
         Total nonperforming loans                  116.6%         274.0%

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

     Nonperforming loans are summarized as follows at June 30:

     Nonaccrual loans                            $3,015,000       $1,076,000
     Loans past due 90 days or more
       and still accruing interest                  166,000          230,000
                                                 ----------       ----------
     Total nonperforming loans                    3,181,000        1,306,000
                                                 ----------       ----------
     Nonperforming loans as a
       percentage of total loans                       1.32%            0.61%
                                                 ----------       ----------

     As of June 30, 2005 and 2004, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $1,690,000 and $708,000, respectively. There was no allowance for loan impairment under SFAS No.114 at either date, primarily due to prior charge-offs and the adequacy of collateral values on these loans.


D.   Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.9% and total risk-based capital was 18.1% of risk-weighted assets at June 30, 2005. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 11.3% at June 30, 2005 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at June 30, 2005.

     TIER I CAPITAL
     Stockholders' equity, excluding accumulated
       other comprehensive loss                              $  41,705

     TIER II CAPITAL
     Allowance for loan losses(1)                                3,083
                                                             ---------
     Total risk-based capital                                $  44,788
                                                             ---------
     Risk-weighted assets(2)                                 $ 247,155
                                                             ---------
     Average assets                                          $ 368,623
                                                             ---------

     RATIOS
     Tier I risk-based capital (minimum 4.0%)                    11.3%
     Total risk-based capital (minimum 8.0%)                     16.9%
     Leverage (minimum 4.0%)                                     18.1%

     (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

     (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet for the six months ended June 30, 2005
(Fully Taxable Equivalent)


                                                                                      %
                                                                  AVERAGE             OF             INTEREST           AVERAGE
                                                                  BALANCE           ASSETS         EARNED/PAID         YIELD/RATE

ASSETS
Investment securities (1)
     Taxable securities                                          $ 55,630,000         15.09%         $ 1,333,000             4.79%
     Tax exempt securities                                         47,702,000         12.94%           1,447,000             6.07%
                                                                 ------------       -------          -----------            -----
          TOTAL SECURITIES                                        103,332,000         28.03%           2,780,000             5.38%
                                                                 ------------       -------          -----------            -----

Short-term investments                                              1,509,000          0.41%              19,000             2.52%
Loans, net of unearned income
     Real estate mortgages                                        165,583,000         44.92%           5,769,000             6.97%
     Home equity loans                                             21,105,000          5.73%             625,000             5.92%
     Time and demand loans                                         25,366,000          6.88%             946,000             7.46%
     Installment loans                                             17,060,000          4.63%             856,000            10.04%
    Other loans                                                     2,685,000          0.73%             150,000            11.17%
                                                                 ------------       -------          -----------            -----
          TOTAL LOANS (2)                                         231,799,000         62.89%           8,346,000             7.20%
                                                                 ------------       -------          -----------            -----
          TOTAL INTEREST EARNING ASSETS                           336,640,000         91.33%          11,145,000             6.62%
                                                                 ------------       -------          -----------            -----

Allowance for loan losses                                         (3,651,000)         -0.99%
Unrealized gains and losses on portfolio, net                         308,000          0.08%
Cash and due from banks                                            13,128,000          3.56%
Premise and equipment, net                                          2,918,000          0.79%
Cash surrender value of bank-owned life insurance                  12,005,000          3.26%
Other assets                                                        7,275,000          1.97%
                                                                 ------------        ------
          TOTAL ASSETS                                           $368,623,000        100.00%
                                                                 ============        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW accounts                                       $ 38,312,000         10.39%              49,000             0.26%
Savings and insured money market deposits                          87,552,000         23.75%             380,000             0.87%
Time deposits                                                     105,095,000         28.51%           1,331,000             2.53%
                                                                 ------------       -------          -----------            -----
          TOTAL INTEREST BEARING DEPOSITS                         230,959,000         62.65%           1,760,000             1.52%

Federal funds purchased and other short-term debt                   2,738,000          0.74%              40,000             2.92%
Long-term debt                                                     21,925,000          5.96%             540,000             4.93%
                                                                 ------------       -------          -----------            -----
          TOTAL INTEREST BEARING LIABILITIES                      255,622,000         69.35%           2,340,000             1.83%
                                                                 ------------       -------          -----------            -----
Demand deposits                                                    65,358,000         17.73%
Other liabilities                                                   6,861,000          1.86%
                                                                 ------------       -------
          TOTAL LIABILITIES                                       327,841,000         88.94%

STOCKHOLDERS' EQUITY                                               40,782,000         11.06%
                                                                 ------------       -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $368,623,000        100.00%
                                                                 ============       =======
NET INTEREST INCOME                                                                                  $ 8,805,000
                                                                                                     ===========
NET INTEREST SPREAD                                                                                                          4.79%
                                                                                                                            =====
NET INTEREST MARGIN (3)                                                                                                      5.23%
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

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet for the six months ended June 30, 2004
(Fully Taxable Equivalent)

                                                                                       %
                                                                   AVERAGE             OF             INTEREST          AVERAGE
                                                                   BALANCE           ASSETS         EARNED/PAID        YIELD/RATE
ASSETS
Investment securities (1)
     Taxable securities                                           $ 69,214,000         19.52%         $ 1,809,000            5.23%
     Tax exempt securities                                          49,883,000         14.07%           1,533,000            6.15%
                                                                  ------------                        -----------

          TOTAL SECURITIES                                         119,097,000         33.59%           3,342,000            5.61%

Short-term investments                                               1,764,000          0.50%               7,000            0.79%
Loans, net of unearned income
     Real estate mortgages                                         147,939,000         41.72%           5,276,000            7.13%
     Home equity loans                                              18,890,000          5.33%             585,000            6.19%
     Time and demand loans                                          17,090,000          4.82%             531,000            6.21%
     Installment loans                                              17,208,000          4.85%             874,000           10.16%
     Other loans                                                     3,178,000          0.90%             152,000            9.57%
                                                                  ------------       -------          -----------           ------
          TOTAL LOANS (2)                                          204,305,000         57.62%           7,418,000            7.26%
                                                                  ------------       -------          -----------           ------
          TOTAL INTEREST EARNING ASSETS                            325,166,000         91.71%          10,767,000            6.62%
                                                                  ------------       -------          -----------           ------
Allowance for loan losses                                          (3,512,000)         -0.99%
Unrealized gains and losses on portfolio, net                          679,000          0.19%
Cash and due from banks                                             12,643,000          3.57%
Premise and equipment, net                                           3,080,000          0.87%
Cash surrender value of bank-owned life insurance                   12,379,000          3.49%
Other assets                                                         4,120,000          1.16%
                                                                  ------------       -------
          TOTAL ASSETS                                            $354,555,000        100.00%
                                                                  ============       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW accounts                                        $ 40,046,000         11.29%              55,000            0.27%
Savings and insured money market deposits                           82,559,000         23.29%             239,000            0.58%
Time deposits                                                      103,327,000         29.14%           1,086,000            2.10%
                                                                  ------------       -------          -----------           ------
          TOTAL INTEREST BEARING DEPOSITS                          225,932,000         63.72%           1,380,000            1.22%

Federal funds purchased and other short-term debt                    1,364,000          0.38%               8,000            1.17%
Long-term debt                                                      27,000,000          7.62%             577,000            4.27%
                                                                  ------------       -------          -----------           ------
          TOTAL INTEREST BEARING LIABILITIES                       254,296,000         71.72%           1,965,000            1.55%
                                                                  ------------       -------          -----------           ------
Demand deposits                                                     59,772,000         16.86%
Other liabilities                                                    4,513,000          1.27%
                                                                  ------------       -------
          TOTAL LIABILITIES                                        318,581,000         89.85%

STOCKHOLDERS' EQUITY                                                35,974,000         10.15%
                                                                  ------------       -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $354,555,000        100.00%
                                                                  ============       =======
NET INTEREST INCOME                                                                                   $8,802,000
                                                                                                      ==========
NET INTEREST SPREAD                                                                                                          5.07%
                                                                                                                            =====
NET INTEREST MARGIN (3)                                                                                                      5.41%
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



Consolidated Average Balance Sheet for the three months ended June 30, 2005
(Fully Taxable Equivalent)

                                                                                   Percentage
                                                                                    of Total           Interest
                                                                      Average       Average             Earned/         Average
                                                                      Balance        Assets              Paid          Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                                    $ 54,937,000      14.64%         $  657,000        4.78%
Tax exempt securities                                                   47,911,000      12.77%            721,000        6.02%
                                                                      ------------                     ----------
        Total securities                                               102,848,000      27.41%          1,378,000        5.36%

Short-term investments                                                   1,275,000       0.34%              8,000        2.51%
Loans, net of unearned income
     Real estate mortgages                                             169,422,000      45.16%          2,923,000        6.90%
     Home equity loans                                                  21,615,000       5.76%            315,000        5.83%
     Time and demand loans                                              27,210,000       7.25%            518,000        7.61%
      Installment loans                                                 17,209,000       4.59%            420,000        9.76%
     Other loans                                                         2,859,000       0.76%             74,000       10.35%
                                                                      ------------     ------          ----------       ------
        Total loans (2)                                                238,315,000      63.52%          4,250,000        7.13%
                                                                      ------------     ------          ----------       ------
        Total interest earning assets                                  342,436,000      91.27%          5,636,000        6.58%
                                                                      ------------     ------          ----------       ------
Allowance for loan losses                                               (3,712,000)     -0.99%
Unrealized gains and losses on portfolio, net                               97,000       0.03%
Cash and due from banks                                                 13,202,000       3.51%
Premise and equipment, net                                               2,992,000       0.80%
Cash surrender value of bank-owned life insurance                       11,351,000       3.03%
Other assets                                                             8,812,000       2.35%

        Total assets                                                  $375,180,000     100.00%


LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                                            $ 36,540,000       9.74%             24,000        0.26%
Savings and insured money market deposits                               90,647,000      24.16%            209,000        0.92%
Time deposits                                                          103,506,000      27.59%            686,000        2.65%
                                                                      ------------                     ----------
        Total interest bearing deposits                                230,693,000      61.49%            919,000        1.59%

Federal funds purchased and other short-term debt                        3,425,000       0.91%             26,000        3.04%
Long-term debt                                                          25,594,000       6.82%            307,000        4.80%
                                                                      ------------                     ----------
        Total interest bearing liabilities                             259,712,000      69.22%          1,252,000        1.93%
                                                                      ------------                     ----------
Demand deposits                                                         66,071,000      17.61%
Other liabilities                                                        7,576,000       2.02%
                                                                      ------------
        Total liabilities                                              333,359,000      88.85%

Stockholders' equity                                                    41,821,000      11.15%
                                                                      ------------
        Total liabilities and stockholders' equity                    $375,180,000     100.00%
                                                                      ============
Net interest income                                                                                    $4,384,000
                                                                                                       ==========
Net interest spread                                                                                                      4.66%
                                                                                                                        =====
Net interest margin (3)                                                                                                  5.12%
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

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet for the three months ended June 30, 2004
(Fully Taxable Equivalent)

                                                                                Percentage
                                                                                 of Total            Interest
                                                                    Average      Average              Earned/         Average
                                                                    Balance       Assets               Paid         Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                               $ 68,362,000        18.91%         $  863,000        5.05%
Tax exempt securities                                              50,181,000        13.88%            762,000        6.07%
                                                                 ------------                       ----------
        Total securities                                          118,543,000        32.79%          1,625,000        5.48%

Short-term investments                                              2,876,000         0.80%              5,000        0.70%
Loans, net of unearned income
     Real estate mortgages                                        152,354,000        42.13%          2,657,000        6.98%
     Home equity loans                                             19,605,000         5.42%            300,000        6.12%
     Time and demand loans                                         17,307,000         4.79%            264,000        6.10%
     Installment loans                                             17,621,000         4.87%            443,000       10.06%
     Other loans                                                    3,442,000         0.95%             74,000        8.60%
                                                                 ------------                       ----------
        Total loans (2)                                           210,329,000        58.16%          3,738,000        7.11%
                                                                 ------------                       ----------
        Total interest earning assets                             331,748,000        91.75%          5,368,000        6.47%
                                                                 ------------                       ----------
Allowance for loan losses                                          (3,577,000)       -0.99%
Unrealized gains and losses on portfolio, net                        (136,000)       -0.04%
Cash and due from banks                                            12,570,000         3.48%
Premise and equipment, net                                          3,130,000         0.87%
Cash surrender value of bank-owned life insurance                  12,579,000         3.48%
Other assets                                                        5,257,000         1.45%
                                                                 ------------
        Total assets                                             $361,571,000       100.00%
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

NOW and Super NOW deposits                                       $ 38,095,000        10.54%             23,000        0.24%
Savings and insured money market deposits                          86,198,000        23.84%            119,000        0.55%
Time deposits                                                     105,480,000        29.17%            549,000        2.08%
                                                                 ------------                       ----------
        Total interest bearing deposits                           229,773,000        63.55%            691,000        1.20%

Federal funds purchased and other short-term debt                     702,000         0.19%              3,000        1.71%
Long-term debt                                                     27,000,000         7.55%            281,000        4.16%
                                                                 ------------                       ----------
        Total interest bearing liabilities                        257,475,000        71.29%            975,000        1.51%
                                                                 ------------                       ----------
Demand deposits                                                    62,492,000        17.20%
Other liabilities                                                   5,987,000         1.66%
                                                                 ------------
        Total liabilities                                         325,954,000        90.15%

Stockholders' equity                                               35,617,000         9.85%
                                                                 ------------
        Total liabilities and stockholders' equity               $361,571,000       100.00%
                                                                 ============
Net interest income                                                                                $ 4,393,000
                                                                                                   ===========
Net interest spread                                                                                                   4.96%
                                                                                                                     =====
Net interest margin (3)                                                                                               5.30%
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

(3) Computed by dividing net interest income by average interest earning assets


     Liquidity

     The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the payment of interest on deposits borrowings, withdrawal of deposits on demand or at their contractual maturity and repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company and its subsidiary achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, the availability of lines of credit and access to capital markets.

     Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary banks' liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, and the Federal Home Loan Bank.

     The primary sources of liquidity for the parent company are dividends and lease payments from the bank.

     In 2005, cash generated from operating activities amounted to $4.1 million and cash provided by financing activities amounted to $7.5 million. These amounts were offset by amounts used in investing activities of $11.7 million, resulting in a net decrease in cash and cash equivalents of $153,000. See the Consolidated Statements of Cash Flows for additional information.

     Maturity Schedule of Time Deposits of $100,000 or More at June 30, 2005:

     Deposits
     Due three months or less                                   $ 8,068,000
     Over three months through six months                         3,412,000
     Over six months though twelve months                         3,861,000
     Over twelve months                                          10,061,000
                                                                -----------
                                                                $25,402,000
                                                                ===========

E.   Result of Operations

     Net income for the quarter ended June 30, 2005 decreased by $98,000 to $1,396,000 compared to $1,494,000 for the corresponding period in 2004. The Company's annualized return on average assets was 1.5% and 1.7% for the quarters ended June 30, 2005 and 2004, respectively. The annualized return on average stockholders' equity was 13.4% and 16.8% for the second quarter of 2005 and 2004, respectively.

     Total interest income for the second quarter of 2005 increased $282,000 or 5.5% from the corresponding period in 2004 and total interest expense increased $277,000 or 28.4% from the corresponding period in 2004. Net interest income increased $5,000 or 0.1% from the prior year period. Non-interest income for the second quarter of 2005 decreased $86,000 or 8.2% from the corresponding period in 2004, while total non-interest expenses increased $74,000 or 2.4% from the second quarter of 2004.

     Total interest income increased as did the overall yield on average interest earning assets. Total average interest earning assets were $342,436,000 for the three month period ended June 30, 2005 compared to $331,748,000 for the corresponding period in 2004, an increase of $10,688,000 or 3.2%. There was an increase of $27,986,000 or 13.3% on loan average interest earning assets, for the period ended June 30, 2005 as compared to June 30, 2004. Total securities decreased by $15,695,000 or 15.3% from June 30, 2004 to June 30, 2005. The yield on total loans increased 2 basis points from 7.11% June 30, 2004 to 7.13% for the respective period in 2005. The yield on total average interest earning assets increased from 6.47% for the period ended June 30, 2004 to 6.58% for the period ended June 30, 2005 or 11 basis points.

     Total interest expense increased primarily as a result of an increase in the overall rate paid on interest bearing liabilities. The total average balance for interest bearing liabilities was $259,711,000 for the three month period ended June 30, 2005 compared to $257,475,000 for the corresponding period in 2004, an increase of $2,236,000 or 0.9%. The rate paid on interest bearing liabilities increased by 42 basis points from 1.51% for the three month period ended June 30, 2004 to 1.93% for the three month period ended June 30, 2005.

     The provision for loan losses was $60,000 for the three months ended June 30, 2005, a decrease of $30,000 compared to $90,000 for the three months ended June 30, 2004. This decrease was primarily due to reduced net charge offs and low delinquency rates, offset to some degree by an increase in nonperforming loans and overall loan growth.

     Non-interest income was $964,000 for the three month period ended June 30, 2005 compared to $1,050,000 for the corresponding period in 2004, a decrease of $86,000 or 8.2%. This increase was primarily due to a decrease in deposit account service charges.

     Non-interest expenses were $3,149,000 for the three month period ended June 30, 2005 compared to $3,075,000 for the corresponding period in 2004, an increase of $74,000 or 2.4%. Occupancy and equipment expense increased $54,000 from last year. There was an increase of $36,000 or 4.5% in other non-interest expenses primarily due to increases in legal fees and advertising expenditures.

     Income tax expense was $498,000 for the three month period ended June 30, 2005 compared to $525,000 for the corresponding period in 2004, a decrease of $27,000 or 5.1%. This decrease was primarily due to a decrease in taxable income. The Company's effective tax rates were 26.3% and 26.0% for the three month periods ended June 30, 2005 and 2004, respectively. This increase was primarily due to an increase in the percentage of taxable income total income during the three month period ended June 30, 2005 compared to the corresponding period in 2004.


     Comparison of the six month periods June 30, 2004 and 2005

     Net income for the first six months of 2005 decreased by $298,000 to $2,756,000 compared to $3,054,000 for the same period in 2004. This overall decrease was primarily due to an increase of $530,000 in non-interest expenses which was partially offset by a $32,000 increase in net interest income, a decrease of $60,000 in provision for loan losses and reduction of income tax expense of $146,000. The Company's annualized return on average assets was 1.5% for the six months ended June 30, 2005 compared to 1.7% in the same period last year. The annualized return on average stockholders' equity was 13.5% and 17.0% for the first six months of 2005 and 2004, respectively.

     Tax equivalent interest income increased $378,000 or 3.5% in the first six months of 2005 compared to the same period in 2004, primarily due to an increase in average earning assets. The yield on investment securities decreased 23 basis points from 5.61% in 2004 to 5.38% in 2005 as the result of the sale and call of higher yielding securities. The yield on the total loan portfolio decreased by 6 basis points in the period ended June 30, 2005 compared to the first six months of 2004. Several loan categories average rates decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 16 basis points for the six month period primarily due to the origination of fixed rate loans at lower interest rates. The overall yield on interest earning assets remained unchanged from 2004 at 6.62%. The total average balance for earning assets was $336,640,000 for the six month period ended June 30, 2005 compared to $325,166,000 for the same six month period in 2004, an increase of $11,474,000 or 3.5%. An increase in average loans of $27,494,000, which was partially offset by a decrease in average securities of $15,765,000 accounted for the increase in average balance for earning assets.

     The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 28 basis point increase in the rate paid on interest bearing deposits for the six month period ended June 30, 2005 as compared to the same period in 2004. The overall net interest margin decreased 18 basis points from 5.41% in the first six months of 2004 to 5.23% in the first six months of 2005 due to the increase in rates paid on interest bearing liabilities.

     The provision for loan losses was $120,000 for the six months ended June 30, 2005, a decrease of $60,000 compared to $180,000 for the six months ended June 30, 2004. This decrease was principally due to a decrease in net charge-offs in 2005 as compared to 2004 offset by increases in nonperforming loans.

     Non-interest income was $1,913,000 for the first six months of 2005 compared to $1,919,000 for the same period in 2004, a decrease of $6,000 or 0.3%. This decrease was primarily due to reduced service charge income of $164,000 resulting from a decrease in fees for insufficient funds and returned checks. Gains on the sale of other real estate owned, which increased $105,000 over 2004, were the result of the last remaining condominium units at Grandview Palace being sold. Other non-interest income increased $65,000 due to an increase in ATM fees.

     Non-interest expenses were $6,398,000 for the first six months of 2005 compared to $5,868,000 for the same period in 2004, an increase of $530,000 or 9.0%. This increase reflects a $383,000 increase in salaries and employee benefits costs due to normal salary increases, increased costs for Supplemental Employee Retirement Program (SERP) and health care benefits. Occupancy cost increased 9.5%, or $85,000 to $978,000 for the six months primarily as a result of increases in software maintenance expense. Other non-interest expense increased by $62,000.

     Income tax expense was $952,000 for the six month period ended June 30, 2005 compared to $1,098,000 for the corresponding period in 2004, a decrease of $146,000 or 13.3%. The Company's effective tax rates were 25.7% and 26.4% for the six month periods ended June 30, 2005 and 2004, respectively. This decrease was primarily due to a larger percentage of income before taxes being generated by tax exempt securities.

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

          (a)  The Annual Meeting of Shareholders was held on April 26, 2005.

          (b) The Following individuals were elected as directors at the annual meeting for three year terms:

               John K. Gempler
               Gibson E. McKean
               Edward T. Sykes

               The other continuing directors are: John W. Galligan, Douglas
               A. Heinle, Arthur E. Keelser; Kenneth Klein, James F. Roche, Raymond Walter and Earle A. Wilde.

          (c) The following matters were voted upon and approved by the Registrant's shareholders at the 2005 Annual Meeting of Shareholders on April 26, 2005.

               (i) the election of three directors to serve for three-year terms (Proposal 1)

               (ii) the ratification of the appointment of KPMG LLP as
                    independent auditors of the Company for the Fiscal Year ending December 31, 2005 (Proposal 2).

                    The votes for the above-listed proposals were as follows:

                    Proposal 1

                    John K. Gempler received 3,467,235.51 votes for election and 1,193.64 votes were withheld; Gibson E. McKean received 3,467,657.46 votes for election and 2,731.67 votes were withheld; Edward T. Sykes received 3,465,456.47 votes for election and 2,972.67 votes were withheld.

                    Proposal 2

                    Shareholders cast 3,464,281.69 votes for, 1,403 votes against and 2,744.44 abstentions.

          (d)  Not applicable

          (e)  Not applicable


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

August 12, 2005