Form 10-Q
period 2005-09-30
JEFFERSONVILLE BANCORP
filed 2005-11-10
CIK 874495

Form 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005       Commission File Number: 0-19212
                                                                       -------

                            JEFFERSONVILLE BANCORP
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           New York                                   22-2385448
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer identification No.)
incorporation or organization)

P. O. Box 398, Jeffersonville,  New York              12748
--------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

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

Yes          No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No   X

                                              Number of Shares Outstanding
        Class of Common Stock                    as of November 8, 2005
        ---------------------                 ----------------------------
           $0.50 par value                              4,434,321

                             INDEX TO FORM 10-Q


                                                                                               Page

Part 1          FINANCIAL INFORMATION

     Item 1     Consolidated Interim Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                September 30, 2005 and December 31, 2004                                         1

                Consolidated Statements of Income for the Three
                Months Ended September 30, 2005 and 2004                                         2

                Consolidated Statements of Income for the Nine
                Months Ended September 30, 2005 and 2004                                         3

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2005 and 2004                                         4

                Notes to Unaudited Consolidated Interim Financial Statements                     5-7

     Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              8-17

     Item 3     Quantitative and Qualitative Disclosures about Market Risk                       17

     Item 4     Controls & Procedures                                                            17


Part 2          OTHER INFORMATION

     Item 6     Exhibits and Reports on Form 8-K                                                 18

     Signatures                                                                                  19


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                     September 30,         December 31,
                                                                                         2005                 2004

ASSETS
Cash and due from banks                                                              $ 14,449,000          $ 14,040,000
Federal funds sold                                                                             --                    --
                                                                                     ------------          ------------
Total cash and cash equivalents                                                        14,449,000            14,040,000
Securities available for sale, at fair value                                           91,534,000           100,705,000
Securities held to maturity, estimated fair value of $8,350,000
       at September 30, 2005 and $5,998,000 at December 31, 2004                        8,241,000             5,957,000
Loans, net of allowance for loan losses of $3,709,000 at
       September 30, 2005 and $3,645,000 at December 31, 2004                         241,791,000           220,591,000
Accrued interest receivable                                                             2,140,000             2,085,000
Premises and equipment, net                                                             2,938,000             2,869,000
Federal Home Loan Bank stock                                                            2,785,000             2,175,000
Cash surrender value of bank-owned life insurance                                      13,099,000            12,747,000
Other assets                                                                            3,299,000             2,698,000
                                                                                     ------------          ------------
          TOTAL ASSETS                                                               $380,276,000          $363,867,000
                                                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                              $ 69,906,000          $ 65,208,000
        NOW and super NOW accounts                                                     33,813,000            36,594,000
        Savings and insured money market deposits                                      88,611,000            87,115,000
        Time deposits                                                                 103,634,000           104,177,000
                                                                                     ------------          ------------
           TOTAL DEPOSITS                                                             295,964,000           293,094,000
                                                                                     ------------          ------------

     Federal Home Loan Bank borrowings                                                 28,500,000            18,500,000
     Short-term debt                                                                    7,633,000             8,424,000
     Accrued expenses and other liabilities                                             6,060,000             4,203,000
                                                                                     ------------          ------------
           TOTAL NON-DEPOSIT LIABILITIES                                               42,193,000            31,127,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES                                                          338,157,000           324,221,000
                                                                                     ------------          ------------

Stockholders' equity:
        Series A preferred stock, no par value;
             2,000,000 shares authorized, none issued                                          --                    --
        Common stock, $0.50 par value; 11,250,000 shares
             authorized, 4,767,786 shares issued at September 30, 2005
             and at December 31, 2004                                                   2,384,000             2,384,000
        Paid-in capital                                                                 6,483,000             6,483,000
        Treasury stock, at cost; 333,465 shares at September 30, 2005
             and at December 31, 2004                                                  (1,108,000)           (1,108,000)
        Retained earnings                                                              35,178,000            32,342,000
        Accumulated other comprehensive loss                                             (818,000)             (455,000)
                                                                                     ------------          ------------
           TOTAL  STOCKHOLDERS' EQUITY                                                 42,119,000            39,646,000
                                                                                     ------------          ------------
           TOTAL LIABILITIES  AND STOCKHOLDERS'
             EQUITY                                                                  $380,276,000          $363,867,000
                                                                                     ============          ============


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                     For the Three Months
                                                                      Ended September 30,

                                                                   2005                 2004
                                                                ----------           ----------
                                                                Unaudited            Unaudited

INTEREST AND DIVIDEND INCOME
Loan interest and fees                                          $4,515,000           $3,926,000
Securities:
     Taxable                                                       643,000              822,000
     Non-taxable                                                   492,000              499,000
Federal funds sold                                                   2,000                7,000
Dividends                                                           13,000                8,000
                                                                ----------           ----------
TOTAL INTEREST AND DIVIDEND INCOME                               5,665,000            5,262,000
                                                                ----------           ----------
INTEREST EXPENSE
Deposits                                                         1,040,000              732,000
Federal Home Loan Bank borrowings                                  350,000              298,000
Other interest expense                                              48,000                1,000
                                                                ----------           ----------
TOTAL INTEREST EXPENSE                                           1,438,000            1,031,000
                                                                ----------           ----------
NET INTEREST INCOME                                              4,227,000            4,231,000
Provision for loan losses                                           60,000               90,000
                                                                ----------           ----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                             4,167,000            4,141,000
                                                                ----------           ----------

NON-INTEREST INCOME
Service charges                                                    470,000              551,000
Increase in cash surrender value
    of bank-owned life insurance                                   107,000              119,000
Net security gains                                                      --                5,000
Other real estate owned income, net                                 16,000                2,000
Other non-interest income                                          424,000              371,000
                                                                ----------           ----------
TOTAL NON-INTEREST INCOME                                        1,017,000            1,048,000
                                                                ----------           ----------

NON-INTEREST EXPENSES
Salaries and employee benefits                                   1,995,000            1,834,000
Occupancy and equipment expenses                                   467,000              433,000
Other non-interest expenses                                        816,000              845,000
                                                                ----------           ----------
TOTAL NON-INTEREST EXPENSES                                      3,278,000            3,112,000
                                                                ----------           ----------
Income before income tax expense                                 1,906,000            2,077,000
Income tax expense                                                 497,000              545,000
                                                               ===========          ===========
NET INCOME                                                     $ 1,409,000          $ 1,532,000
                                                               ===========          ===========
Basic earnings per common share                                $      0.32          $      0.35
                                                               ===========          ===========
Average common shares outstanding                                4,434,000            4,434,000
                                                               ===========          ===========


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                                        For the Nine Months
                                                                        Ended September 30,

                                                                      2005                2004
                                                                   -----------         -----------
                                                                    Unaudited           Unaudited

INTEREST AND DIVIDEND INCOME
Loan interest and fees                                             $12,807,000         $11,328,000
Securities:
     Taxable                                                         1,976,000           2,631,000
     Non-taxable                                                     1,447,000           1,511,000
Federal funds sold                                                      21,000              14,000
Dividends                                                               67,000              24,000
                                                                   -----------         -----------
TOTAL INTEREST AND DIVIDEND INCOME                                  16,318,000          15,508,000
                                                                   -----------         -----------

INTEREST EXPENSE
Deposits                                                             2,800,000           2,112,000
Federal Home Loan Bank borrowings                                      890,000             875,000
Other interest expense                                                  88,000               9,000
                                                                   -----------         -----------
TOTAL INTEREST EXPENSE                                               3,778,000           2,996,000
                                                                   -----------         -----------
NET INTEREST INCOME                                                 12,540,000          12,512,000
Provision for loan losses                                              180,000             270,000
                                                                   -----------         -----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                12,360,000          12,242,000
                                                                   -----------         -----------

NON-INTEREST INCOME
Service charges                                                      1,418,000           1,663,000
Increase in cash surrender value
    of bank-owned life insurance                                       353,000             377,000
Net security gains                                                       6,000              11,000
Other real estate owned income, net                                    141,000              22,000
Other non-interest income                                            1,012,000             894,000
                                                                   -----------         -----------
TOTAL NON-INTEREST INCOME                                            2,930,000           2,967,000
                                                                   -----------         -----------

NON-INTEREST EXPENSES
Salaries and employee benefits                                       5,848,000           5,304,000
Occupancy and equipment expenses                                     1,445,000           1,326,000
Other non-interest expenses                                          2,383,000           2,350,000
                                                                   -----------         -----------
TOTAL NON-INTEREST EXPENSES                                          9,676,000           8,980,000
                                                                   -----------         -----------
Income before income tax expense                                     5,614,000           6,229,000
Income tax expense                                                   1,449,000           1,643,000
                                                                   -----------         -----------
NET INCOME                                                         $ 4,165,000         $ 4,586,000
                                                                   ===========         ===========
Basic earnings per common share                                    $      0.94         $      1.03
                                                                   ===========         ===========
Average common shares outstanding                                    4,434,000           4,434,000
                                                                   ===========         ===========


See accompanying notes to unaudited consolidated interim financial statements.

                  Jeffersonville Bancorp and Subsidiary
                   Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended September 30,

                                                                                    2005                  2004
                                                                                ------------          ------------

OPERATING ACTIVITIES
     Net income                                                                 $  4,165,000          $  4,586,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                                 180,000               270,000
           Gain on sales of other real estate owned                                 (125,000)              (67,000)
           Depreciation and amortization                                             431,000               516,000
           Net increase in cash surrender value
              of bank-owned life insurance                                          (352,000)             (337,000)
           Net security gains                                                         (6,000)              (11,000)
           (Increase) decrease in accrued interest receivable                        (55,000)               31,000
           Increase in other assets                                                 (333,000)             (451,000)
           Increase in accrued expenses and other liabilities                      1,857,000               981,000
                                                                                ------------          ------------
                           NET CASH PROVIDED BY OPERATING ACTIVITES                5,762,000             5,518,000
                                                                                ------------          ------------

INVESTING ACTIVITIES
     Proceeds from maturities and calls:
        Securities available for sale                                              6,717,000            16,042,000
        Securities held to maturity                                                2,842,000               574,000
     Proceeds from sales of securities available for sale                          4,782,000                    --
     Purchases:
        Securities available for sale                                             (2,954,000)           (7,475,000)
        Securities held to maturity                                               (5,126,000)           (1,013,000)
     Disbursements for loan originations, net of
        principal collections                                                    (21,380,000)          (22,526,000)
     Purchase of Federal Home Loan Bank stock                                     (4,176,000)             (725,000)
     Redemption of Federal Home Loan Bank stock                                    3,566,000               975,000
     Net purchases of premises and equipment                                        (500,000)             (429,000)
     Proceeds from sales of other real estate owned                                  125,000                67,000
                                                                                ------------          ------------
                           NET CASH USED IN INVESTING ACTIVITES                  (16,104,000)          (14,510,000)
                                                                                ------------          ------------
FINANCING ACTIVITES
     Net increase (decrease) in deposits                                           2,870,000            15,262,000
     Proceeds from (repayment of) Federal Home Loan Bank borrowings               10,000,000            (5,000,000)
     Net decrease in short-term debt                                                (791,000)           (3,158,000)
     Cash dividends paid                                                          (1,328,000)           (1,198,000)
                                                                                ------------          ------------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES               10,751,000             5,906,000
                                                                                ------------          ------------
                 NET INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS                                             409,000            (3,086,000)

Cash and cash equivalents at beginning of period                                  14,040,000            15,992,000
                                                                                ------------          ------------
Cash and cash equivalents at end of period                                      $ 14,449,000          $ 12,906,000
                                                                                ============          ============
Supplemental information:
     Cash paid for:
        Interest                                                                $  3,668,000          $  2,981,000
        Income taxes                                                               1,198,278             1,532,000


See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2005
                                 (Unaudited)

A.   Financial Statement Presentation

     The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the "Company"). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2005 and December 31, 2004, the results of operations for the three month and nine month periods ended September 30, 2005 and 2004, and the cash flows for the nine month periods ended September 30, 2005 and 2004. Reclassifications are made whenever necessary to conform prior periods' financial statements to current period's presentation. All adjustments are normal and recurring. Third quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2004 Annual Report on Form 10-K.


B.   Earnings per Share

     Basic earnings per share amounts were calculated for the three and nine month periods ended September 30, 2005 and 2004 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.32 for the quarter ended September 30, 2005, as compared to $0.35 per share for the same period in 2004. Earnings per share were $0.94 for the nine months ended September 30, 2005, as compared to $1.03 for the same period in 2004.


C.   Comprehensive Income

     Comprehensive income for the three-month periods ended September 30, 2005 and 2004 was $751,000 and $3,316,000, respectively.


Nine months Ended September 30, 2005

Net Income                                                                      $ 4,165,000
Net unrealized holding losses arising during the period,
  net of tax (pre-tax amount of $626,000)                                          (359,000)
Reclassification adjustment for net gains realized in net income
  income during the period, net of tax (pre-tax amount of $6,000)                    (4,000)
                                                                                -----------
Other comprehensive loss                                                           (363,000)
                                                                                -----------
Total comprehensive income                                                      $ 3,802,000
                                                                                ===========

Nine months Ended September 30, 2004

Net Income                                                                      $ 4,586,000
Net unrealized holding gains arising during the period,
  net of tax (pre-tax amount of $148,000)                                            89,000
Reclassification adjustment for net gains realized in net
  income during the period, net of tax (pre-tax amount of $11,000)                   (7,000)
                                                                                -----------
Other comprehensive income                                                           82,000
                                                                                -----------
Total comprehensive income                                                      $ 4,668,000
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


E.   Pension and Other Postretirement Benefits

     The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical and life insurance benefit plan for retirees in the pension plan. The components of the net periodic benefit cost for these plans were as follows for the nine and three month periods ended September 30:

     For the nine months ended September 30, 2005:

                                                              Pension benefits                Postretirement benefits

                                                           2005              2004             2005              2004

Service cost                                             $ 223,000         $ 201,000        $124,000           $183,000
Interest cost                                              306,000           282,000         132,000            156,000
Expected return on plan assets                            (275,000)         (240,000)             --                 --
Amortization of prior service cost                          19,000            18,000         (33,000)                --
Amortization of transition (asset) obligation               (3,000)           (3,000)             --             12,000
Recognized net actuarial loss                              101,000            99,000          40,000             45,000
                                                         ---------         ---------        --------           --------
        Net periodic benefit cost                        $ 371,000         $ 357,000        $263,000           $396,000
                                                         =========         =========        ========           ========

     For the three months ended September 30, 2005:

                                                              Pension benefits                Postretirement benefits

                                                           2005              2004             2005              2004

Service cost                                             $ 74,000         $ 67,000        $ 41,000           $ 61,000
Interest cost                                             102,000           94,000          44,000             52,000
Expected return on plan assets                            (92,000)         (80,000)             --                 --
Amortization of prior service cost                          7,000            6,000         (11,000)                --
Amortization of transition (asset) obligation              (1,000)          (1,000)             --              4,000
Recognized net actuarial loss                              34,000           33,000          14,000             15,000
                                                         --------         --------        --------           --------
        Net periodic benefit cost                        $124,000         $119,000        $ 88,000           $132,000
                                                         ========         ========        ========           ========

     The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $341,000 to its pension plan and $73,000 to its other postretirement benefits plan in 2005. As of September 30, 2005, contributions of $341,000 have been made to the pension plan and $34,000 of contributions have been made to the other postretirement benefits plan.

F.   Guarantees

     FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,441,000 at September 30, 2005 and $808,000 at December 31, 2004 and
     represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2005 and December 31, 2004 was insignificant.

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


A.   Overview - Financial Condition

     During the period from December 31, 2004 to September 30, 2005, total assets increased $16,409,000 or 4.5%. Decreases in securities available for sale were offset by increases in net loans, held to maturity securities, Federal Home Loan Bank stock, the cash surrender value of bank-owned life insurance and other assets. Securities available for sale decreased from $100,705,000 at year end 2004 to $91,534,000 at September 30, 2005, a decrease of $9,171,000 or 9.1%. Net loans increased from $220,591,000 to $241,791,000 from December 31, 2004 to
     September 30, 2005, an increase of $21,200,000 or 9.6%. Securities held to maturity increased from $5,957,000 at year end 2004 to $8,241,000 at September 30, 2005, an increase of $2,284,000 or 38.3%. Federal Home Loan Bank stock increased $610,000 or 28.1% and other assets increased 22.3% or $601,000 from year end 2004.

     Deposits increased from $293,094,000 at December 31, 2004 to $295,964,000 at September 30, 2005, an increase of $2,870,000 or 1.0%.
     Demand deposits increased from $65,208,000 at December 31, 2004 to $69,906,000 at September 30, 2005, an increase of $4,698,000 or 7.2%.
     These lower cost deposits are an important offset to the cost of higher priced funds. NOW and super NOW accounts decreased from $36,594,000 at December 31, 2004 by $2,781,000 or 7.6%, to $33,813,000 at September 30,
     2005. Savings deposits increased from $87,115,000 at December 31, 2004 to $88,611,000 at September 30, 2005, an increase of $1,496,000 or 1.7%.
     Time deposits decreased $543,000 or 0.5% to $103,634,000 at September 30, 2005 from December 31, 2004. Non deposit liabilities increased from $31,127,000 at December 31, 2004 to $42,193,000 at September 30, 2005,
     an increase of $11,066,000 or 35.6%, largely due to a $10,000,000 or 54%
     increase in Federal Home Loan Bank borrowings at September 30, 2005.

     Total stockholders' equity increased $2,523,000 or 6.4% from $39,646,000 at December 31, 2004 to $42,119,000 at September 30, 2005. This increase was the result of net income of $4,165,000 less cash dividends of $1,328,000 and a $363,000 increase in accumulated other comprehensive loss.

     Loan Portfolio Composition:

                                                 September 30, 2005            December 31, 2004

                                                Amount          Percent       Amount         Percent

     REAL ESTATE LOANS
     Residential                               $ 89,334,000       36.3%     $ 83,340,000       37.0%
     Commercial                                  80,314,000       32.5%       75,357,000       33.4%
     Home Equity                                 22,640,000        9.2%       21,127,000        9.4%
     Farm Land                                    3,754,000        1.5%        3,727,000        1.7%
     Construction                                 6,022,000        2.4%        4,524,000        2.0%
                                               ------------                 ------------
                                                202,064,000       82.1%      188,075,000       83.5%
                                               ------------                 ------------
     OTHER LOANS
     Commercial Loans                            29,944,000       12.1%       21,317,000        9.5%
     Consumer Installment Loans                  12,510,000        5.1%       14,116,000        6.3%
     Other Consumer Loans                         1,198,000        0.5%        1,345,000        0.6%
     Agriculture Loans                              502,000        0.2%          338,000        0.1%
                                               ------------                 ------------
                                                 44,154,000       17.9%       37,116,000       16.5%
                                               ------------                 ------------
     Total Loans                                246,218,000      100.0%      225,191,000      100.0%
                                               ------------                 ------------
     Unearned Income                               (718,000)                    (955,000)

     Allowance for Loan Losses                   (3,709,000)                  (3,645,000)
                                               ------------                 ------------
     TOTAL LOANS, NET                          $241,791,000                 $220,591,000
                                               ============                 ============



B.   Allowance for Loan Losses

     The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $180,000 for the nine months ended September 30, 2005 compared to $270,000 for the nine months ended September 30, 2004. Total charge-offs for the nine month period ended September 30, 2005 were $301,000 compared to $352,000 for the same period in the prior year, while recoveries increased from $113,000 for the 2004 period to $185,000 for the 2005 period. The amounts represent net charge-offs of $116,000 in the first nine months of 2005 versus net charge-offs of $239,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

     Changes in the allowance for loan losses are summarized as follows for the nine month periods ended September 30:


                                                                  2005             2004
                                                               ----------        ----------
     Balance at beginning of period                            $3,645,000        $3,569,000
     Provision for loan losses                                    180,000           270,000
     Loans charged-off                                           (301,000)         (352,000)
     Recoveries                                                   185,000           113,000
                                                               ----------        ----------
     Balance at end of period                                  $3,709,000        $3,600,000
                                                               ==========        ==========
     Annualized net charge-offs as a percentage
       of average outstanding loans                                  0.07%             0.15%
     Allowance for loan losses to:
        Total loans                                                  1.51%             1.64%
        Total nonperforming loans                                   116.1%            224.2%


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

     Nonperforming loans are summarized as follows at September 30:

                                                      2005              2004
                                                   ----------       ----------
     Nonaccrual loans                              $3,186,000       $1,022,000
     Loans past due 90 days or more
       and still accruing interest                     10,000          584,000
                                                   ----------       ----------
     Total nonperforming loans                      3,196,000        1,606,000
                                                   ----------       ----------
     Nonperforming loans as a
       percentage of total loans                         1.30%             0.7%
                                                   ----------       ----------

     As of September 30, 2005, the recorded investment in loans considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No.114 totaled $2,382,000 for which the related loan allowance was $350,000. For the comparable period in 2004, $672,000 of loans were impaired with a related allowance of $101,000.


D.   Capital

     Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.9% and total risk-based capital was 18.1% of risk-weighted assets at September 30, 2005. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 11.2% at September 30, 2005 is well above the 4.0% minimum regulatory requirement.

     The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at September 30, 2005 (dollars in thousands).

     TIER I CAPITAL
     Stockholders' equity, excluding accumulated
       other comprehensive loss                            $ 42,937

     TIER II CAPITAL
     Allowance for loan losses(1)                             3,176
                                                           --------
     Total risk-based capital                              $ 46,113
                                                           --------
     Risk-weighted assets(2)                               $254,113
                                                           --------
     Average assets                                        $384,296
                                                           --------

     RATIOS
     Tier I risk-based capital (minimum 4.0%)                  16.9%
     Total risk-based capital (minimum 8.0%)                   18.1%
     Leverage (minimum 4.0%)                                   11.2%

(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet for the nine months ended September 30, 2005
(Fully Taxable Equivalent)

                                                                                    % of Total          Interest
                                                                     Average          Average           Earned /         Average
                                                                     Balance          Assets             Paid           Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                                  $ 55,089            14.79%          $ 1,976             4.78%
Tax exempt securities (income tax gross up 34%)                       48,022            12.89%            2,192             6.09%
                                                                    --------                            -------
       Total securities                                              103,111            27.68%            4,168             5.39%
Short-term investments                                                 1,059             0.28%               21             2.64%
Loans, net of unearned income
       Real estate mortgages                                         167,964            45.09%            8,836             7.01%
       Home equity loans                                              21,396             5.74%              964             6.01%
       Time and demand loans                                          27,122             7.28%            1,554             7.64%
       Installment loans                                              17,099             4.59%            1,289            10.05%
       Other loans                                                     2,666             0.72%              231            11.55%
                                                                    --------                            -------
               Total loans (2)                                       236,247            63.42%           12,874             7.27%
                                                                    --------                            -------
               Total interest earning assets                         340,417            91.39%          $17,063             6.68%
                                                                    --------                            =======
Allowance for loan losses                                             (3,661)           -0.98%
Unrealized gains and losses on portfolio, net                            371             0.10%
Cash and due from banks                                               13,286             3.57%
Premise and equipment, net                                             2,944             0.79%
Cash surrender value of bank-owned life insurance                     12,915             3.47%
Other assets                                                           6,225             1.67%
                                                                    --------
               Total assets                                         $372,497           100.00%
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                                          $ 37,330            10.02%          $    80             0.29%
Savings and insured money market deposits                             88,040            23.64%              631             0.96%
Time deposits                                                        104,065            27.94%            2,089             2.68%
                                                                    --------                            -------
               Total interest bearing deposits                       229,435            61.59%            2,800             1.63%

Federal funds purchased and other short-term debt                      3,575             0.96%               88             3.28%
Long-term debt                                                        24,141             6.48%              890             4.92%
                                                                    --------                            -------
               Total interest bearing liabilities                    257,151            69.03%          $ 3,778             1.96%
                                                                    --------                            =======
Demand deposits                                                       67,258            18.06%
Other liabilities                                                      6,931             1.86%
                                                                    --------
               Total liabilities                                     331,340            88.95%
Stockholders' equity                                                  41,157            11.05%
                                                                    --------
               Total liabilities and stockholders' equity           $372,497           100.00%
                                                                    ========

Net interest income                                                                                     $13,285

Net interest spread                                                                                                         4.72%

Net interest margin (3)                                                                                                     5.20%


(1)  Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet for the nine months ended September 30, 2004
(Fully Taxable Equivalent)


                                                                                          % of Total    Interest
                                                                                  Average   Average     Earned /      Average
                                                                                  Balance   Assets       Paid       Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                                               $ 68,253      19.07%    $ 2,631      5.14%
Tax exempt securities (income tax gross up 34%)                                    49,651      13.87%      2,289      6.14%
                                                                                 --------                -------
               Total securities                                                   117,904      32.94%      4,919      5.56%
Short-term investments                                                              2,031       0.57%         14      0.92%
Loans, net of unearned income
       Real estate mortgages                                                      150,703      42.10%      8,049      7.12%
       Home equity loans                                                           19,301       5.39%        896      6.19%
       Time and demand loans                                                       17,998       5.03%        877      6.50%
       Installment loans                                                           17,176       4.80%      1,305     10.13%
       Other loans                                                                  3,169       0.89%        225      9.47%
                                                                                 --------                -------
               Total loans (2)                                                    208,347      58.20%     11,352      7.26%
                                                                                 --------                -------
               Total interest earning assets                                      328,282      91.71%    $16,285      6.61%
                                                                                 --------                =======
Allowance for loan losses                                                          (3,535)     -0.99%
Unrealized gains and losses on portfolio, net                                         195       0.05%
Cash and due from banks                                                            12,932       3.61%
Premise and equipment, net                                                          3,065       0.86%
Cash surrender value of bank-owned life insurance                                  12,434       3.47%
Other assets                                                                        4,598       1.28%
                                                                                 --------
               Total assets                                                      $357,971      100.00%
                                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                                                        $39,438       11.02%   $    79      0.27%
Savings and insured money market deposits                                          84,093       23.49%       381      0.60%
Time deposits                                                                     103,673       28.96%     1,652      2.12%
                                                                                 --------                -------
               Total interest bearing deposits                                    227,204       63.47%     2,112      1.24%
Federal funds purchased and other short-term debt                                   1,050        0.29%         9      1.14%
Long-term debt                                                                     26,197        7.32%       875      4.45%
                                                                                 --------                -------
               Total interest bearing liabilities                                 254,451       71.08%   $ 2,996      1.57%
                                                                                 --------                =======
Demand deposits                                                                    62,508       17.46%
Other liabilities                                                                   4,507        1.26%
                                                                                 --------
               Total liabilities                                                  321,466       89.80%
Stockholders' equity                                                               36,505       10.20%
                                                                                 --------
               Total liabilities and stockholders' equity                        $357,971      100.00%
                                                                                 ========
Net interest income                                                                                       $13,289

Net interest spread                                                                                                   5.04%

Net interest margin (3)                                                                                               5.40%

(1)  Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet for the three months ended
September 30, 2005
(Fully Taxable Equivalent)

                                                                                         % of Total   Interest
                                                                                Average   Average     Earned /     Average
                                                                                Balance   Assets       Paid      Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                                             $ 54,618      14.21%   $  643       4.71%
Tax exempt securities (income tax gross up 34%)                                  49,186      12.80%      745       6.06%
                                                                               --------               ------
               Total securities                                                 103,804      27.01%    1,388       5.35%
Short-term investments                                                              176       0.05%        2       4.56%
Loans, net of unearned income
     Real estate mortgages                                                      174,546      45.42%    3,067       7.03%
     Home equity loans                                                           22,210       5.78%      339       6.11%
     Time and demand loans                                                       30,913       8.04%      608       7.87%
     Installment loans                                                           17,364       4.52%      433       9.97%
     Other loans                                                                  2,658       0.69%       81      12.19%
                                                                               --------               ------
               Total loans (2)                                                  247,691      64.45%    4,528       7.31%
                                                                               --------               ------
               Total interest earning assets                                    351,671      91.51%   $5,918       6.73%
                                                                               --------               ======
Allowance for loan losses                                                        (3,721)     -0.97%
Unrealized gains and losses on portfolio, net                                       500       0.13%
Cash and due from banks                                                          13,746       3.58%
Premise and equipment, net                                                        3,028       0.79%
Cash surrender value of bank-owned life insurance                                14,867       3.87%
Other assets                                                                      4,205       1.09%
                                                                               --------
               Total assets                                                    $384,296     100.00%
                                                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                                                     $ 35,787       9.31%   $   31       0.35%
Savings and insured money market deposits                                        89,978      23.41%      251       1.12%
Time deposits                                                                   103,160      26.84%      758       2.94%
                                                                               --------               ------
               Total interest bearing deposits                                  228,925      59.57%    1,040       1.82%
Federal funds purchased and other short-term debt                                 5,279       1.37%       48       3.64%
Long-term debt                                                                   28,814       7.50%      350       4.86%
                                                                               --------               ------
               Total interest bearing liabilities                               263,018      68.44%   $1,438       2.19%
                                                                               --------               ======
Demand deposits                                                                  71,776      18.68%
Other liabilities                                                                 7,146       1.86%
                                                                               --------
               Total liabilities                                                341,941      88.98%
Stockholders' equity                                                             42,355      11.02%
                                                                               --------
               Total liabilities and stockholders' equity                      $384,296     100.00%
                                                                               ========

Net interest income                                                                                   $4,480

Net interest spread                                                                                                4.54%

Net interest margin (3)                                                                                            5.10%

(1)  Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet for the three months ended
September 30, 2004
(Fully Taxable Equivalent)


                                                                                            % of Total   Interest
                                                                                  Average    Average     Earned /   Average
                                                                                  Balance    Assets      Paid       Yield/Rate

ASSETS
Investment securities (1)
Taxable securities                                                               $ 67,092      18.20%   $  822       4.89%
Tax exempt securities (income tax gross up 34%)                                    49,735      13.49%      755       6.08%
                                                                                 --------               ------
               Total securities                                                   116,827      31.69%    1,577       5.40%
Short-term investments                                                              2,584       0.70%        7       1.08%
Loans, net of unearned income
       Real estate mortgages                                                      157,857      42.82%    2,773       7.03%
       Home equity loans                                                           20,331       5.51%      311       6.12%
       Time and demand loans                                                       20,002       5.43%      346       6.92%
       Installment loans                                                           17,301       4.69%      431       9.96%
       Other loans                                                                  3,186       0.86%       73       9.17%
                                                                                 --------               ------
               Total loans (2)                                                    218,677      59.31%    3,934       7.20%
                                                                                 --------               ------
               Total interest earning assets                                      338,088      91.70%   $5,518       6.53%
                                                                                 --------               ======
Allowance for loan losses                                                          (3,620)     -0.98%
Unrealized gains and losses on portfolio, net                                        (766)     -0.21%
Cash and due from banks                                                            13,649       3.70%
Premise and equipment, net                                                          3,069       0.83%
Cash surrender value of bank-owned life insurance                                  12,680       3.44%
Other assets                                                                        5,599       1.52%
                                                                                 --------
               Total assets                                                      $368,699     100.00%
                                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                                                       $ 38,662      10.49%   $   24       0.25%
Savings and insured money market deposits                                          88,068      23.89%      142       0.64%
Time deposits                                                                     105,500      28.61%      546       2.07%
                                                                                 --------               ------
               Total interest bearing deposits                                    232,230      62.99%      712       1.23%
Federal funds purchased and other short-term debt                                     437       0.12%        1       0.92%
Long-term debt                                                                     24,888       6.75%      318       5.11%
                                                                                 --------               ------
               Total interest bearing liabilities                                 257,555      69.86%   $1,031       1.60%
                                                                                 --------               ======
Demand deposits                                                                    68,637      18.62%
Other liabilities                                                                   4,545       1.23%
                                                                                 --------
               Total liabilities                                                  330,737      89.70%
Stockholders' equity                                                               37,962      10.30%
                                                                                 --------
               Total liabilities and stockholders' equity                        $368,699     100.00%
                                                                                 ========

Net interest income                                                                                     $4,487

Net interest spread                                                                                                  4.93%

Net interest margin (3)                                                                                              5.31%

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

     In 2005, cash generated from operating activities amounted to $5.8 million and cash provided by financing activities amounted to $10.7 million. These amounts were partially offset by amounts used in investing activities of $16.1 million, resulting in a net increase in cash and cash equivalents of $409,000. See the Consolidated Statements of Cash Flows for additional information.

     Maturity Schedule of Time Deposits of $100,000 or More at
     September 30, 2005:

     Deposits
     Due three months or less                                 $ 8,204,000
     Over three months through six months                       3,764,000
     Over six months though twelve months                       4,473,000
     Over twelve months                                        10,283,000
                                                              -----------
                                                              $26,724,000
                                                              ===========


E.   Result of Operations

     Net income for the quarter ended September 30, 2005 decreased by $123,000 to $1,409,000 compared to $1,532,000 for the corresponding period in 2004. The Company's annualized return on average assets was 1.5% and 1.7% for the quarters ended September 30, 2005 and 2004, respectively. The annualized return on average stockholders' equity was 13.3% and 16.1% for the third quarter of 2005 and 2004, respectively.

     Total interest income for the third quarter of 2005 increased $403,000 or 7.7% from the corresponding period in 2004 and total interest expense increased $407,000 or 39.5% from the corresponding period in 2004. Net interest income decreased $4,000 or 0.1% from the prior year period. Non-interest income for the third quarter of 2005 decreased $31,000 or 3.0% from the corresponding period in 2004, while total non-interest expenses increased $166,000 or 5.3% from the third quarter of 2004.

     Total interest income increased as did the overall yield on average interest earning assets on a tax equivalent basis. Total average interest earning assets were $351,671,000 for the three month period ended September 30, 2005 compared to $338,088,000 for the corresponding period in 2004, an increase of $13,583,000 or 4.1%. There was an increase of $29,014,000 or 13.3% in loan average interest earning assets, for the period ended September 30, 2005 as compared to September 30, 2004. Total securities decreased by $13,023,000 or 11.1% from September 30, 2004 to September 30, 2005. The yield on total loans increased 11 basis points from 7.20% September 30, 2004 to 7.31% for the respective period in 2005. The yield on total average interest earning assets increased from 6.53% for the period ended September 30, 2004 to 6.73% for the period ended September 30, 2005 or 20 basis points.

     Total interest expense increased primarily as a result of an increase in the overall rate paid on interest bearing liabilities. The total average balance for interest bearing liabilities was $263,018,000 for the three month period ended September 30, 2005 compared to $257,555,000 for the corresponding period in 2004, an increase of $5,463,000 or 2.1%. The rate paid on interest bearing liabilities increased by 56 basis points from 1.63% for the three month period ended September 30, 2004 to 2.19% for the three month period ended September 30, 2005.

     The provision for loan losses was $60,000 for the three months ended September 30, 2005, a decrease of $30,000 compared to $90,000 for the three months ended September 30, 2004. This decrease was primarily due to reduced net charge offs and low delinquency rates, offset to some degree by an increase in nonperforming loans and overall loan growth.

     Non-interest income was $1,017,000 for the three month period ended September 30, 2005 compared to $1,048,000 for the corresponding period in 2004, a decrease of $31,000 or 3.0%. This decrease was primarily due to a decrease in deposit account service charges.

     Non-interest expenses were $3,278,000 for the three month period ended September 30, 2005 compared to $3,112,000 for the corresponding period in 2004, an increase of $166,000 or 5.3%. Salaries and employee benefits increased $161,000 or 8.8% to $1,995,000 for the quarter due to increases in salaries and benefits. Occupancy and equipment expense increased $34,000 from last year. There was a decrease of $29,000 or 3.4% in other non-interest expenses primarily due to a decrease in consulting fees. The affect of implementing Sarbanes-Oxley regulations was $85,000 for the three months ended September 30, 2005, as compared to $45,000 for the same period in 2004.

     Income tax expense was $497,000 for the three month period ended September 30, 2005 compared to $545,000 for the corresponding period in 2004, a decrease of $48,000 or 8.8%. This decrease was primarily due to a decrease in taxable income. The Company's effective tax rates were 26.1% and 26.2% for the three month periods ended September 30, 2005 and 2004, respectively. This decrease was primarily due to an increase in the percentage of tax exempt income total income during the three month period ended September 30, 2005 compared to the corresponding period in 2004.

     Comparison of the nine month periods September 30, 2004 and 2005

     Net income for the first nine months of 2005 decreased by $421,000 to $4,165,000 compared to $4,586,000 for the same period in 2004. This overall decrease was primarily due to an increase of $696,000 in non-interest expenses which was partially offset by a $28,000 increase in net interest income, a decrease of $90,000 in provision for loan losses and reduction of income tax expense of $194,000. The Company's annualized return on average assets was 1.5% for the nine months ended September 30, 2005 compared to 1.7% in the same period last year. The annualized return on average stockholders' equity was 13.5% and 16.8% for the first nine months of 2005 and 2004, respectively.

     Tax equivalent interest income increased $778,000 or 3.7% in the first nine months of 2005 compared to the same period in 2004, primarily due to an increase in average earning assets. The yield on investment securities decreased 17 basis points from 5.56% in 2004 to 5.39% in 2005 as the result of the sale and call of higher yielding securities. The yield on the total loan portfolio increased by 1 basis point in the period ended September 30, 2005 compared to the first nine months of 2004. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 11 basis points for the nine month period primarily due to the origination of fixed rate loans at lower interest rates. The overall yield on interest earning assets increased 7 basis points from 2004 to 6.68% for the period ended September 30, 2005. The total average balance for earning assets was $340,417,000 for the nine month period ended September 30, 2005 compared to $328,282,000 for the same nine month period in 2004, an increase of $12,135,000 or 3.7%. An increase in average loans of $27,900,000, which was partially offset by a decrease in average securities of $14,793,000 accounted for the increase in average balance for earning assets.

     The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 39 basis point increase in the rate paid on interest bearing deposits for the nine month period ended September 30, 2005 as compared to the same period in 2004. Interest rate expense for interest bearing liabilities increased by $782,000 to $3,778,000 for the nine month period ended September 30, 2005 or 0.26% The overall net interest margin decreased 20 basis points from 5.40% in the first nine months of 2004 to 5.20% in the first nine months of 2005 due to the increase in rates paid on interest bearing liabilities.

     The provision for loan losses was $180,000 for the nine months ended September 30, 2005, a decrease of $90,000 compared to $270,000 for the nine months ended September 30, 2004. During the first nine months of 2005, nonperforming loans increased from $1.6 million to $3.2 million and loans, net increased 21.2 million. The increase in non-performing loans is consistent with management's evaluation of the loan portfolio in prior periods and in establishing the allowance for loan losses at past and present levels. The decrease in the current provision reflects in part a decrease in net charge-offs of $51,000 for the first nine months of 2005 as compared to the same period in 2004.

     Non-interest income was $2,930,000 for the first nine months of 2005 compared to $2,967,000 for the same period in 2004, a decrease of $37,000 or 1.2%. This decrease was primarily due to the following three factors. A reduction in service charge income of $245,000 resulted from a decrease in fees for insufficient funds and returned checks. Gains on the sale of other real estate owned, which increased $119,000 over 2004, were the result of the last remaining condominium units at Grandview Palace being sold. Other non-interest income increased $118,000 due to an increase in ATM fees. It is anticipated that the pending sale of the credit card portfolio will close in the fourth quarter of 2005. Income from the sale will be a one time occurrence. Credit card earnings going forward will be minimal.

     Non-interest expenses were $9,676,000 for the first nine months of 2005 compared to $8,980,000 for the same period in 2004, an increase of $696,000 or 7.8%. This increase reflects a $544,000 increase in salaries and employee benefits costs due to normal salary increases, and increased costs for Supplemental Employee Retirement Program (SERP) and health care benefits. Occupancy and equipment costs increased 9.0%, or $119,000 to $1,445,000 for the nine months primarily as a result of increases in software maintenance expense due to the implementation of new software to better serve our customers. Other non-interest expense increased by $33,000. The affect of implementing Sarbanes-Oxley regulations was $128,000 for the nine months ended September 30, 2005, as compared to $89,000 for the comparable period in 2004.

     Income tax expense was $1,449,000 for the nine month period ended September 30, 2005 compared to $1,643,000 for the corresponding period in 2004, a decrease of $194,000 or 11.8%. The Company's effective tax rates were 25.8% and 26.4% for the nine month periods ended September 30, 2005 and 2004, respectively. This decrease was primarily due to a larger percentage of income before taxes being generated by tax exempt securities.


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

November 8, 2005