Form 10-K
period 2005-12-31
JEFFERSONVILLE BANCORP
filed 2006-03-16
CIK 874495

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005    Commission File Number: 0-19212

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

         Securities registered pursuant to Section 12 (g) of the Act:
                Title of Class: Common Stock, $0.50 Par Value


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $88,276,000 based on the closing price of $23.20 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at March 15, 2006
Common Stock, $0.50 par value per share              4,434,321 shares


                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                         Parts Into Which Incorporated
Annual Report to Stockholders for the Fiscal          Parts I, II, and IV

Year Ended December 31, 2005 (Annual Report)

Proxy Statement for the Annual Meeting of          Part III Items 10, 11, 12,
Stockholders to be held April 25, 2006                     13 and 14
(Proxy Statement)

                  JEFFERSONVILLE BANCORP INDEX TO FORM 10-K


PART I                                                                    Page

ITEM 1.    Business.........................................................1

ITEM 1A.   Risk Factors.....................................................5

ITEM 1B.   Unresolved Staff Comments........................................6

ITEM 2.    Properties.......................................................6

ITEM 3.    Legal Proceedings................................................7

ITEM 4.    Submission of Matters to a Vote of Security Holders..............7


PART II

ITEM 5.    Market for the Registrant's Common Equity,
           Related Stockholder Matters and Issuers
           Purchasing of Equity Securities..................................8

ITEM 6.    Selected Financial Data..........................................9

ITEM 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................10

ITEM 7A.   Quantitative and Qualitative Disclosures
           about Market Risk...............................................24

ITEM 8.    Financial Statements and Supplementary Data.....................25

ITEM 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure..........................25

ITEM 9A.   Controls and Procedures.........................................25

ITEM 9B.   Other Information...............................................25


PART III

ITEM 10.   Directors and Executive Officers of the Registrant..............26

ITEM 11.   Executive Compensation..........................................26

ITEM 12.   Security Ownership of Certain Beneficial Owners
           and Management, and Related Stockholder Matters ................26

ITEM 13.   Certain Relationships and Related Transactions..................26

ITEM 14.   Principal Accountant and Fees and Services......................26


PART IV

ITEM 15.   Exhibits, Financial Statement Schedules.........................27

           Signatures......................................................28

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

    At December 31, 2005 and 2004, the Company had total assets of $387.3 million and $365.5 million, securities available for sale of $89.0 million and $100.7 million, securities held to maturity of $8.2 million and $6.0 million and net loans receivable of $240.6 million and $220.6, respectively. At December 31, 2005 and 2004, total deposits were $312.1 million and $293.1 million, respectively. At December 31, 2005 and 2004, stockholders' equity was $42.5 million and $39.6 million, respectively.

    The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 135 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.


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


DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders' Equity for average balances of deposit products at December 31, 2005, 2004 and 2003.

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

    Please see item 7, Results of Operations 2005 versus 2004 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

    Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (home equity lines of credit, unsecured revolving lines of credit) and closed-end credit secured and unsecured direct and installment loans. Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

    The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2005, the Company's leverage ratio was 11.5%, its ratio of Tier 1 capital to risk-weighted assets was 16.9%, and its ratio of qualifying total capital to risk-weighted assets was 18.2%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

    Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. As an example the company's ability to pay dividends to its stockholders could be restricted. In addition, the Federal Reserve has indicated that it will consider a bank holding company's capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or nonbanking activities.

    The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2005, the Bank was in compliance with all minimum capital requirements.

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

    The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2005, approximately $13.1 million was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

    The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF"). On February 8, 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law, which gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a limited credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed, combines the BIF and the Savings Association Insurance Fund to form a single Deposit Insurance Fund, increases deposit insurance to $250,000 for Individual Retirement Accounts, and authorized inflation-based increases in deposit insurance on all accounts every 5 years, beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.

    The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment basis of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2005, FDIC-insured banks paid an average rate of approximately $0.014 per $100 for purposes of funding FICO bond obligations. The assessment rate is set at approximately $0.013 per $100 for the first quarter of 2006.

    Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act which are implemented in Federal Reserve Regulation W. Generally, Regulation W is intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices. Regulation W also regulates transactions by a bank with its financial subsidiaries, which it may operate under the expanded authority granted to national banks under the Gramm-Leach-Bliley Act ("GLB Act").

    Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. In addition the Fair and Accurate Credit Transactions Act ("FACT Act") includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. In response to periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information, several bills have been introduced in Congress to establish national standards for the safeguarding of such information and the disclosure of security breaches.

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

    The Sarbanes-Oxley Act ("SOA implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. SOA includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

    Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the "rate spread" between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institution to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates are the subject of any investigation.

    The Bankruptcy Abuse Prevention and Consumer Protection Act amended the U.S. Bankruptcy Code, effective October 17, 2005. Under the new law, the ability of consumers to discharge their debts in bankruptcy is limited by a needs-based test, and more debtors than in the past are expected to enter into repayment programs with their creditors. The law also limits certain homestead exemptions, limits the discharge of debt incurred for the purchase of certain luxury items, and extends from 6 year to 8 years the minimum time between successive bankruptcy discharges. The Company expects no material effects from this new law.


TAXATION

Except for the Bank's REIT subsidiary, the Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

                                          2005           2004           2003

Current tax expenses:
  Federal                           $2,094,000     $2,115,000     $2,159,000
  State                                302,000        325,000        327,000
Deferred tax benefit                  (354,000)      (223,000)      (502,000)

      Total income tax expense      $2,042,000     $2,217,000     $1,984,000

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


NUMBER OF PERSONNEL

At December 31, 2005, there were 135 persons employed by the Company and the Bank.

Item 1A. Risk Factors


Although our common stock is traded on the NASDAQ Small Cap Market, the volume of trading in the common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Although our common stock is traded on the NASDAQ Small Cap Market, and a number of brokers offer to make a market in the common stock on a regular basis, trading volume is limited. As a result, you may find it difficult to sell shares at or above the price at which you purchased them and you may lose part of your investment.


Our common stock is not FDIC-insured.

Shares of our common stock are not securities or savings or deposit accounts or other obligations of our subsidiary bank. Our common stock is not insured by the Federal Deposit Insurance Corporation ("FDIC") or any other governmental agency and is subject to investment risk, including the possible loss of your entire investment.


Applicable laws and regulations restrict both the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to you.

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency ("OCC") and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition the Bank also cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2005, approximately $13.1 million was available for the payment of dividends without prior OCC approval.

    Moreover, the law of the State of New York, where the Company is incorporated, requires that dividends be paid only from capital surplus so that the net assets of the Company remaining after such dividend payments are at least equal to the amounts of the Company's stated capital.

    Any payment of dividends in the future will continue be at the sole discretion of our board of directors and will depend on a variety of factors deemed relevant by our board of directors, including, but not limited to, earnings, capital requirements and financial condition.


We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The OCC is the Bank's primary regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. In addition , as to certain matters, the Bank is subject to regulation by the Federal Reserve and the FDIC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of investors in our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.


Changes in local economic conditions could reduce our income and growth, and could lead to higher levels of problem loans and charge-offs.

We make loans, and most of our assets are located, in Sullivan County, New York as well as some adjacent areas in New York and Pennsylvania. Adverse changes in economic conditions in these markets could hurt our ability to collect loans, could reduce the demand for loans, and otherwise could negatively affect our performance and financial condition.


There is no assurance that we will be able to successfully compete with others for business.

We compete for loans, deposits, and investment dollars with other insured depository institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.


Our profitability depends on economic policies and factors beyond our control.

Our operating income and net income depend to a great extent on "rate differentials," i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve.

Rising interest rate negatively affect the fair value of our portfolio of securities available for sale.

At December 31, 2005, securities available for sale constituted 23% of our total assets, or $88,984,000. As interest rates have risen, the fair value of these securities have fallen below their carrying value. If interest rates continue to rise, as is predicted, the fair value of these securities will continue to decline and the amount of unrealized losses will rise. Such unrealized losses would be recognized if the Company sells the affected securities.


Our growth and expansion may be limited by many factors.

We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without corresponding increases in non interest expenses. We cannot assure you that we will be successful in continuing our growth strategies, due, in part, to delays and other impediments inherent in our highly regulated industry, limited availability of qualified personnel or unavailability of suitable branch sites. In addition, the success of our growth strategy will depend, in part, on continued favorable economic conditions in our market area.


The value of residential and commercial properties underlying certain loans held by the Company would be negatively affected if Casino gambling and other projects are not completed satisfactorily.

The value of residential and commercial properties in the vicinity of an arts complex have risen in anticipation of its successful completion. A similar rise in property values has been seen near properties where Casinos are expected to be constructed. Some of these properties provide the chief collateral for loans originated by the Company. If these projects are not successful, the value of these properties would be expected to decline, negatively affecting the financial condition of the Company.

    In addition a dam forming a large recreational lake is severely impaired and if not repaired the collateral values of both residential and commercial properties will decline.



Item 1B. Unresolved Staff Comments

Not Applicable.



Item 2. Properties

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has nine branch locations and an operations center. Set forth below is a description of the offices of the Company and the Bank.

MAIN OFFICE -- OWNED
4864 State Route 52
Jeffersonville, New York 12748
(845)482-4000

OPERATIONS CENTER -- OWNED
4866 State Route 52
Jeffersonville, New York 12748
(845) 482-4000

CALLICOON BRANCH -- LEASED
9 Lower Main Street
Callicoon, New York 12723
(845) 887-4866

ELDRED BRANCH -- OWNED
561 Route 55
Eldred, New York 12732
(845) 557-8513

LIBERTY BRANCH -- OWNED
19 Church Street
Liberty, New York 12754
(845) 292-6300

LIVINGSTON MANOR BRANCH -- OWNED
33 Main Street
Livingston Manor, New York 12758
(845)439-8123

LOCH SHELDRAKE BRANCH -- OWNED
1278 State Route 52
Loch Sheldrake, New York 12759
(845) 434-1180

MONTICELLO BRANCH -- OWNED
19 Forestburgh Road
Monticello, New York 12701
(845) 791-4000

NARROWSBURG BRANCH -- LEASED
122 Kirk Road
Narrowsburg, New York 12764
(845) 252-6570

WAL*MART BRANCH -- LEASED
33 Anawana Lake Road
Monticello, New York 12701
(845) 794-3988

WURTSBORO BRANCH -- LEASED
2930 State Route 209
Wurtsboro, New York 12790
(845) 888-5890

    The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2005:

                                                                    2005

Land                                                         $   387,000
Buildings                                                      2,907,000
Furniture and fixtures                                           132,000
Equipment                                                      3,207,000
Building and leasehold improvements                            1,207,000
Construction in progress                                          28,000

                                                               7,868,000

Less accumulated depreciation and amortization                (4,841,000)

      Total premises and equipment, net                      $ 3,027,000



Item 3. Legal Proceedings

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business to which the Company or any of its subsidiaries is a party or of which and of their property is subject.



Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: UBS Securities, LLC, Knight Equity Markets, L.P., Citadel Derivatives Group LLC, Hill, Thompson, Magid and Co., FTN Midwest Securities Corp., and E-Trade Capital Markets. The following table shows the range of high and low sale prices for the Company's stock and cash dividends paid for the quarters indicated.

                                                                       Cash
                                   Sales             Sales        Dividends
Quarter Ended                        Low              High             Paid

March 31, 2004                    $17.00            $20.50            $0.09
June 30, 2004                     $15.75            $18.20            $0.09
September 30, 2004                $16.17            $18.00            $0.09
December 31, 2004                 $16.41            $20.87            $0.13

March 31, 2005                    $17.94            $20.43            $0.10
June 30, 2005                     $20.15            $25.99            $0.10
September 30, 2005                $21.92            $26.15            $0.10
December 31, 2005                 $21.15            $24.00            $0.14

    Number of Holders of Record. At the close of business on March 6, 2006, the Company had 1,432 stockholders of record of the 4,434,321 shares of common stock then outstanding.

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

Item 6. Selected Financial Data


FIVE-YEAR SUMMARY


                                              2005              2004             2003              2002             2001

RESULTS OF OPERATIONS
Interest income                       $ 22,170,000      $ 20,820,000     $ 20,082,000      $ 20,635,000     $ 20,230,000
Interest expense                         5,402,000         4,051,000        4,037,000         5,331,000        7,627,000
Net interest income                     16,768,000        16,769,000       16,045,000        15,304,000       12,603,000
Provision for loan losses                  180,000           360,000          620,000           900,000          300,000
Net income                               5,725,000         6,171,000        5,732,000         5,242,000        3,625,000

FINANCIAL CONDITION
Total assets                          $387,343,000      $365,523,000     $352,204,000      $325,025,000     $298,110,000
Deposits                               312,096,000       293,094,000      280,227,000       252,792,000      238,029,000
Gross loans                            244,261,000       224,236,000      196,675,000       171,977,000      162,711,000
Stockholders' equity                    42,519,000        39,646,000       35,786,000        32,497,000       27,313,000

AVERAGE BALANCES
Total assets                          $374,413,000      $361,783,000     $340,575,000      $313,022,000     $286,823,000
Deposits                               297,643,000       291,426,000      268,687,000       247,953,000      234,431,000
Gross loans                            238,993,000       211,846,000      183,335,000       165,607,000      157,165,000
Stockholders' equity                    41,350,000        37,149,000       33,561,000        30,271,000       28,139,000

FINANCIAL RATIOS
Net income to average total assets            1.53%             1.71%            1.68%             1.67%            1.26%
Net income to average
  stockholders' equity                       13.85%            16.61%           17.08%            17.32%           12.88%
Average stockholders' equity
  to average total assets                    11.04%            10.27%            9.85%             9.67%            9.81%

SHARE AND PER SHARE DATA(1)
Basic earnings per share              $       1.29      $       1.39     $       1.29      $       1.18     $       0.81
Dividends per share                   $       0.44      $       0.40     $       0.33      $       0.30     $       0.25
Dividend payout ratio                        34.04%            28.78%           25.28%            25.39%           30.40%
Book value at year end                $       9.59      $       8.94     $       8.07      $       7.33     $       6.16
Total dividends paid                  $  1,949,000      $  1,776,000     $  1,449,000      $  1,331,000     $  1,102,000
Average number of
shares outstanding                       4,434,321         4,434,321        4,434,321         4,434,321        4,472,664
Shares outstanding at year end           4,434,321         4,434,321        4,434,321         4,434,321        4,434,321


(1) Share and per share data has been restated for a 3 for 1 stock split effected in the form of a stock dividend in 2003.


SUMMARY OF QUARTERLY RESULTS
OF OPERATIONS FOR 2005 AND 2004


2005                                      March 31           June 30     September 30       December 31            Total

Interest income                        $ 5,262,000       $ 5,391,000      $ 5,665,000       $ 5,852,000     $ 22,170,000
Interest expense                        (1,088,000)       (1,252,000)      (1,438,000)       (1,624,000)      (5,402,000)

Net interest income                      4,174,000         4,139,000        4,227,000         4,228,000       16,768,000

Provision for loan losses                  (60,000)          (60,000)         (60,000)                0         (180,000)
Non-interest income                        949,000           964,000        1,017,000         1,133,000        4,063,000
Non-interest expenses                   (3,249,000)       (3,149,000)      (3,278,000)       (3,208,000)     (12,884,000)

Income before taxes                      1,814,000         1,894,000        1,906,000         2,153,000        7,767,000
Income taxes                              (454,000)         (498,000)        (497,000)         (593,000)      (2,042,000)

Net income                             $ 1,360,000       $ 1,396,000      $ 1,409,000       $ 1,560,000     $  5,725,000

Basic earnings per share               $      0.31       $      0.31      $      0.32       $      0.35     $       1.29





2004                                      March 31           June 30     September 30       December 31            Total

Interest income                        $ 5,137,000       $ 5,109,000      $ 5,261,000       $ 5,313,000     $ 20,820,000
Interest expense                          (990,000)         (975,000)      (1,031,000)       (1,055,000)      (4,051,000)

Net interest income                      4,147,000         4,134,000        4,230,000         4,258,000       16,769,000

Provision for loan losses                  (90,000)          (90,000)         (90,000)          (90,000)        (360,000)
Non-interest income                        860,000         1,030,000        1,046,000           936,000        3,872,000
Non-interest expenses                   (2,784,000)       (3,064,000)      (3,110,000)       (2,935,000)     (11,893,000)

Income before taxes                      2,133,000         2,010,000        2,076,000         2,169,000        8,388,000
Income taxes                              (573,000)         (525,000)        (544,000)         (575,000)      (2,217,000)

Net income                             $ 1,560,000       $ 1,485,000      $ 1,532,000       $ 1,594,000     $  6,171,000

Basic earnings per share               $      0.35       $      0.33      $      0.35       $      0.36     $       1.39



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

    National economic policies have caused interest rates to rise 14 times since June 2004. The Company's yields on interest earning assets have fallen and the costs of interest bearing liabilities have risen, creating net interest margin compression. Locally, the economy continued to exhibit strength in 2005. While the local economic forecast has been bright, it should be acknowledged that the economy in most other areas of New York State continues to be less robust. Significant improvement in the local economy continues to be demonstrated in the Sullivan County real estate market. Several new housing projects continued to progress along with a vibrant real estate market, which increase optimism in the county's future. A permanent concert facility will open on the original site of the Woodstock Festival in Bethel this year. Several Native American run casinos are still on the horizon. The success of these projects, tourism, real estate values and the availability of qualified labor is critical to the local economy and the Company.


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


RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. It is not expected to have a significant effect on the consolidated financial statements.

FINANCIAL CONDITION

Total assets increased by $21.8 million or 6.0% to $387.3 million at December 31, 2005 from $365.5 million at December 31, 2004. The increase was primarily due to a $20.1 million or 9.1% increase in net loans from $220.6 million at December 31, 2004 to $240.6 million at December 31, 2005. A net decrease of $11.7 million in the portfolio of securities available for sale for 2005, primarily due to maturities and calls, was a funding source for new loan growth. The overall assets increase was funded by a $19.0 million increase in total deposits from $293.1 million at December 31, 2004 to $312.1 million at December 31, 2005. The deposit increase included $15.0 million of brokered deposits. Two new borrowings from the Federal Home Loan Bank (FHLB) totaling $10.0 million were added to help fund the loan growth and repay one FHLB borrowing which matured for $3.5 million.

    In 2005, total gross loans increased $20.0 million or 8.9% from $224.2 million to $244.3 million. Within the loan portfolio, commercial loans increased by $7.3 million to $28.6 million at December 31, 2005, residential real estate increased by $7.1 million to $89.6 million, commercial real estate loans increased $6.3 million to $81.6 million, home equity loans increased $1.6 million to $22.7 million, while consumer installment loans decreased $2.4 million to $11.7 million. The growth in commercial real estate loans reflects the Company's strategy to provide loans for local real estate projects where there is strong loan to value ratio (taking into consideration possible speculation regarding casino gambling proposals). The growth in residential mortgages reflects new products to meet the highly competitive nature of this market. As a result of casino gambling proposals and related local economic improvement, the Company anticipates continued residential and commercial real estate loan opportunities. Accordingly, additional growth is anticipated in real estate loans during 2006. The growth in the non-real estate commercial loan portfolio reflects continued business growth in the county. The overall loan portfolio is structured in accordance with management's belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate projects could lose value.

    There was no other real estate owned at December 31, 2005 or at December 31, 2004. Total non-performing loans increased from $2.1 million at December 31, 2004 to $2.9 million at December 31, 2005. Net loan charge-offs decreased from $284,000 in 2004 to $209,000 in 2005. At December 31, 2005, the
allowance for loan losses equaled $3.6 million representing 1.48% of total gross loans outstanding and 123.7% of total non-performing loans.

    Total deposits increased $19.0 million to $312.1 million at December 31, 2005 from $293.1 million at December 31, 2004. Time deposits increased from $104.2 million at December 31, 2004 to $123.2 million at December 31, 2005, an increase of $19.1 million or 18.3%. The majority of this increase was due to brokered time deposits in the amount of $15.0 million or 4.8% of total deposits. These deposits were obtained to fund future anticipated growth of the loan portfolio. Increases in demand and Now and super Now accounts totaling $1.0 million were offset by reductions in saving and insured money market deposits of $1.0 million.

    Total stockholders' equity was $42.5 million at December 31, 2005, an increase of $2.9 million from December 31, 2004. The increase was due primarily to net income of $5.7 million partially offset by cash dividends of $1.9 million and a reduction in accumulated other comprehensive income of $903,000.


RESULTS OF OPERATIONS 2005 VERSUS 2004


Net Income

Net income for 2005 of $5.7 million decreased 7.2% or $446,000 from the 2004 net income of $6.2 million. The lower earnings level in 2005 reflects the interaction of a number of factors. The most significant factor which reduced 2005 net income was an increase in deposit interest expense which outpaced loan and security rate increases, squeezing the net interest spread. Net interest income remained flat from 2004 to 2005 at $16.8 million. An increase in loan interest and fees of $2.2 million to $17.6 million from $15.4 million or 13.9% were partially offset by a decrease in income on securities of $864,000 or 16.2% to $4.5 million. Interest expense on deposits increased $1.2 million or 40.5% to $4.1 million primarily due to continued rate increases by the Federal Reserve Bank. The provision for loan losses decreased 50.0% or $180,000 from $360,000 in 2004 to $180,000 in 2005. Salary and employee benefit expense increased $732,000 or 10.6% primarily due to the addition of new employees, normal salary increases and the increased costs of providing pension and health care benefits. Occupancy and equipment expense increased $178,000 or 9.9%, primarily due to an increase in software and equipment maintenance agreements and the on-line banking program.


Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

    The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.8 million for 2005 represented an increase of 0.4% over 2004. Net interest margin decreased 22 basis points to 5.18% in 2005 compared to 5.40% in 2004, due to overall increases in interest bearing liability yields.

    Total interest income for 2005 was $23.2 million, compared to $21.9 million in 2004. The increase in 2005 is the result of a 13 basis point increase in the earning asset yield combined with an increase in the average balance of interest earning assets from $329.7 million in 2004 to $342.8 million in 2005, an increase of 4.0%. Total average securities (securities available for sale and securities held to maturity) decreased $13.1 million or 11.3% in 2005 to $102.6 million. The yield on total securities decreased 11 basis points to 5.4% in 2005 from 5.5% in 2004. The decrease in total average securities during 2005 reflected the need to fund new loans. In 2005, average loans increased $27.1 million to $239.0 million from $211.8 million in 2004. Concurrently the average loan yield increased from 7.28% in 2004 to 7.35% in 2005 due to a consistent increase in time and demand loans tied to prime rate which increased in volume by 48.3% or $9.1 million. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.0% of total loans in 2005. In 2006, any increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

    Total interest expense in 2005 increased $1.4 million to $5.4 million from $4.1 in 2004. The average balance of interest bearing liabilities increased from $253.9 million in 2004 to $258.8 million in 2005, an increase of 1.9% as a result of $10 million increase in Federal Home Loan Bank borrowings. During 2005, the average cost of total interest bearing liabilities increased by 49 basis points from 1.60% to 2.09%. Average interest bearing deposits increased $2.8 million to reach $230.4 million in 2005, an increase of 1.2%. Interest rates on interest bearing deposits increased by 49 basis points from an average rate paid of 1.27% in 2004 to 1.76% in 2005. In 2005, average demand deposit balances increased 5.4% over 2004.

Provision for Loan Losses

The provision for loan losses was $180,000 in 2005 as compared to $360,000 in 2004 as a result of the reduction in net loan charge offs from $284,000 in 2004 to $210,000 in 2005, offset slightly by the increase in nonaccruing loans. However, while nonaccruing loans have increased at year end 2005, as compared to 2004, the vast majority of the nonaccruing loans in 2005 were well secured with interest recognized on a cash basis. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

    The allowance for loan losses was $3.6 million at December 31, 2005, 2004 and 2003. The allowance as a percentage of total loans was 1.48% at December 31, 2005, compared to 1.62% and 1.81% at December 31, 2004 and 2003, respectively. The allowance's coverage of non-performing loans was 123.7% at December 31, 2005 compared to 170.6% and 114.3% at December 31, 2004 and 2003 respectively.


Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.


ANALYSIS OF THE CHANGES IN ALLOWANCE FOR
LOAN LOSSES FOR YEARS 2001 THROUGH 2005


                                              2005              2004             2003              2002             2001

Balance at beginning of year            $3,645,000        $3,569,000       $3,068,000        $2,614,000       $2,435,000
Charge-offs:
   Commercial, financial
     and agriculture                        (2,000)               --         (141,000)         (404,000)         (29,000)
   Real estate -- mortgage                      --            (3,000)          (5,000)          (84,000)         (35,000)
   Installment loans                      (308,000)         (284,000)        (240,000)         (108,000)        (179,000)
   Other loans                            (129,000)         (146,000)        (102,000)          (66,000)         (76,000)

      Total charge-offs                   (439,000)         (433,000)        (488,000)         (662,000)        (319,000)

Recoveries:
   Commercial, financial
     and agriculture                        59,000             1,000          235,000            17,000           43,000
   Real estate -- mortgage                   8,000            22,000            7,000            97,000           38,000
   Installment loans                        83,000            59,000          104,000            84,000           95,000
   Other loans                              79,000            67,000           23,000            18,000           22,000

      Total recoveries                     229,000           149,000          369,000           216,000          198,000

Net charge-offs                           (210,000)         (284,000)        (119,000)         (446,000)        (121,000)
Provision charged to operations            180,000           360,000          620,000           900,000          300,000

Balance at end of year                  $3,615,000        $3,645,000       $3,569,000        $3,068,000       $2,614,000

Ratio of net charge-offs to
  average outstanding loans                   0.09%             0.13%            0.06%             0.27%            0.08%


    The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential non-performing loans timely; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

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


DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,


                                    2005                 2004                 2003                 2002                 2001

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


Residential mortgages(1)      $1,048      48.5%    $1,039      48.4%    $1,011      52.4%    $  890      52.2%    $  848      55.1%
Commercial mortgages             351      34.9%       351      35.3%       300      30.2        300      27.3        300      21.6
Commercial loans               1,343      11.7%     1,286       9.4%     1,255       8.7      1,010       8.1        630       7.0
Installment loans                648       4.8%       753       6.3%       828       7.8        644      11.0        603      13.4
Other loans                      225       0.1%       216       0.6%       175       0.9        224       1.4        233       2.9

      Total                   $3,615     100.0%    $3,645     100.0%    $3,569     100.0%    $3,068     100.0%    $2,614     100.0%


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


DECEMBER 31, 2005


                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                $  438,000               $--       $  438,000                 0.4%            15.0%
Commercial mortgages                       199,000                --          199,000                  --              6.8
Commercial loans                         2,285,000                --        2,285,000                 8.0             78.2
Installment loans                               --                --               --                  --               --

      Total                             $2,922,000               $--       $2,922,000                 1.2%           100.0%




DECEMBER 31, 2004


                                                          90 Days or
                                                         More, Still
Loan Category                           Nonaccrual          Accruing            Total       Percentage(1)    Percentage(2)

Residential mortgages(3)                  $491,000        $  166,000       $  657,000                 0.6%            22.5%
Commercial mortgages                            --                --               --                  --               --
Commercial loans                           233,000         1,230,000        1,463,000                 6.9             50.1
Installment loans                               --            16,000           16,000                 0.1              0.5

      Total                               $724,000        $1,412,000       $2,136,000                 0.9%            73.1%



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

(3)  Includes home equity loans.

    Total nonperforming residential mortgage, commercial mortgage and commercial loans represent 0.4%, 0.2%, and 8.0% of their respective portfolio totals at December 31, 2005, compared to 0.6%, 0.0%, and 6.9% at December 31, 2004, respectively. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

    Nonaccrual loans increased $2.2 million from $724,000 at December 31, 2004 to $2.9 million at December 31, 2005. The majority of the increase arose from the transfer of $1.2 million of commercial past due loans to nonaccrual status in 2005. All nonperforming loans are well collateralized with interest being recognized as received.

    From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2005, 2004, and 2003.

Loan Portfolio

Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.


LOAN PORTFOLIO COMPOSITION


At December 31,                      2005                2004                2003                2002                2001

(Dollars in Thousands)         Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent

REAL ESTATE LOANS
Residential                  $ 89,599     36.7%  $ 82,482     36.8%  $ 77,284     39.3%  $ 70,645     41.1%  $ 63,363     38.9%
Commercial                     81,587     33.4     75,266     33.6     59,682     30.3%    44,594     25.9     39,509     24.3
Home equity                    22,697      9.3     21,127      9.4     18,337      9.3%    14,825      8.6     12,756      7.8
Farm land                       3,443      1.4      3,721      1.7      2,872      1.5%     1,828      1.1      2,009      1.2
Construction                    5,956      2.4      4,524      2.0      4,102      2.1%     3,414      2.0      5,570      3.4

                             $203,282     83.2   $187,120     83.4   $162,277     82.5%  $135,306     78.7   $123,207     75.7

OTHER LOANS
Commercial loans             $ 28,643     11.7%  $ 21,317      9.5%  $ 17,157      8.7%  $ 17,445     10.1%  $ 18,111     11.1%
Consumer installment loans     11,673      4.8     14,116      6.3     15,350      7.8%    17,314     10.1     19,222     11.8
Other consumer loans              128      0.1      1,345      0.6      1,488      0.8%     1,537      0.9      1,504      0.9
Agricultural loans                535      0.2        338      0.2        403      0.2%       375      0.2        667      0.4

                               40,979     16.8     37,116     16.6     34,398     17.5%    36,671     21.3     39,504     24.3

    Total loans               244,261    100.0%   224,236    100.0%   196,675    100.0%   171,977    100.0%   162,711    100.0%

Allowance for loan loss        (3,615)             (3,645)             (3,569)             (3,068)             (2,614)

    Total loans, net         $240,646            $220,591            $193,106            $168,909            $160,097


    The following table indicates the amount of loans in portfolio categories according to their period to maturity. The table also indicates the dollar amount of these loans that have predetermined or fixed rates versus variable or adjustable rates.


MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES AT DECEMBER 31, 2005


                                                                             One Year
                                                            One Year          Through             After
                                                             or Less       Five Years        Five Years            Total

Commercial and agricultural                                  $16,271          $ 9,451            $3,456          $29,178
Real estate construction                                       1,216            4,678                62            5,956

      Total                                                  $17,487          $14,129            $3,518          $35,134

Interest sensitivity of loans:
  Predetermined rate                                         $ 2,229          $12,339            $3,518          $18,086
  Variable rate                                               15,258             1790                 0           17,048

      Total                                                  $17,487          $14,129            $3,518          $35,134



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

    The following are the changes in other real estate owned during the last two years:

Years Ended December 31,             2005             2004

Beginning balance                     $--          $43,000
Additions (includes
  costs capitalized)                   --               --
Sales                                  --          (43,000)
Write downs                            --               --

Ending balance                        $--           $   --

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income of $4.1 million in 2005 was an increase of 4.8% or $186,000 over 2004. The increase is primarily attributable to the sale of the final three Grandview Palace units, eliminating all company owned real estate, and a $234,000 gain on the sale of the credit card portfolio. The elimination of the one time gain on the sale of the credit card portfolio would have resulted in a decrease of $48,000 from 2004 to 2005.

    Non-interest expense increased by $986,000 or 8.3% to $12.9 million in 2005. Salaries and employee benefit expense increased 10.6% to $7.6 million in 2005. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefits. Occupancy and equipment expense increased by $178,000 or 9.9% to $2.0 million in 2005, primarily due to an increase in equipment maintenance agreements and the addition of the on-line banking system. Other non-interest expense increased by $76,000 or 2.4% in 2005 to $3.3 million from $3.2 million in 2004. The increase was primarily due to professional fees incurred due to the implementation of the Sarbanes-Oxley Act. These costs amounted to $248,000 in 2005, an increase of $118,000 over 2004.


Income Tax Expense

Income tax expense totaled $2.0 million in 2005 versus $2.2 million in 2004. The effective tax rate approximated 26.3% in 2005 and 26.4% in 2004. These relatively low effective tax rates reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

    The proposed 2006 New York State budget bill contains a provision that world disallow the exclusion of dividends paid by a real estate investment trust subsidiary ("REIT"). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2006, and the Company would lose the tax benefit associated with the REIT. Further, Article 32 of the New York State Tax law, which sets forth the taxation of financial institutions, expired at year end 2005. The reenactment of Article 32 is also included in the proposed 2006 New York State budget bill. Until there is resolution to the proposal, the Company may have to increase the 2006 tax provision by approximately $37,000 per quarter as compared to 2005 and may have to begin recording the increased provision in the first quarter of 2006. Additionally, the proposed legislation would reduce the statutory tax rate on the taxable income base from 7.5% to 6.75%.


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


Provision for Loan Losses

The provision for loan losses was $360,000 in 2004 as compared to $620,000 in 2003 as a result of improved asset quality. The provision for loan losses was reduced in 2004 due to the reduction in non-performing loans as well as a continuation of the relatively low level of net loan charge-offs.

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


LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company's primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company's ongoing funding requirements. The Bank's membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $36.7 million, which may be used to meet unforeseen liquidity demands. There were no overnight borrowings at December 31, 2005. Five separate FHLB term advances totaling $25.0 million at December 31, 2005 were being used to fund loan growth and to leverage our excess capital position.

    In 2005, cash generated from operating activities amounted to $7.6 million and cash generated from financing activities amounted to $15.6 million. These amounts were offset by a use of cash in investing activities of $13.0 million, resulting in a net increase in cash and cash equivalents of $10.2 million. See the Consolidated Statements of Cash Flows for additional information.

    The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2005

Deposits

Due three months or less                       $ 9,665,000
Over three months through six months             3,386,000
Over six months through twelve months           14,344,000
Over twelve months                              16,441,000

      Total                                    $43,836,000

    Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.


CAPITAL ADEQUACY

One of management's primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders' equity increased $2.9 million or 7.2% in 2005 following an increase of 10.8% in 2004.

    The Company retained $3.8 million from 2005 earnings, while accumulated other comprehensive loss decreased stockholders' equity by $903,000. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

    Under the Federal Reserve Bank's risk-based capital rules at December 31, 2005, the Company's Tier I risk-based capital was 16.9% and total risk-based capital was 18.2% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 11.5% is well above the 4.0% minimum regulatory requirement.

    The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements.



As of December 31,                                                               2005              2004

TIER I CAPITAL
Stockholders' equity, excluding the after-tax net
  unrealized gain on securities available for sale                       $ 42,984,000      $ 39,370,000

TIER II CAPITAL
Allowance for loan losses(1)                                                3,156,000         2,891,000

Total risk-based capital                                                 $ 46,140,000      $ 42,261,000

Risk-weighted assets(2)                                                  $253,911,000      $232,679,000

Average assets                                                           $374,413,000      $361,783,000

RATIOS
Tier I risk-based capital (minimum 4.0%)                                         16.9%             16.9%
Total risk-based capital (minimum 8.0%)                                          18.2%             18.2%
Leverage (minimum 4.0%)                                                          11.5%             10.9%


(1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

(2) Risk-weighted assets have been reduced for the portion allowance for loan losses excluded from total risk-based capital.


CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2005:



                                         Less Than            1 to 3           3 to 5         More Than
                                            1 Year             Years            Years           5 Years            Total

Federal Home Loan
  Bank borrowings                          $    --       $20,000,000       $5,000,000               $--      $25,000,000
Operating leases                            85,000           131,000           48,000                --          264,000

      Total                                $85,000       $20,131,000       $5,048,000               $--      $25,264,000


    In regard to short-term borrowings, see note 8 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2005, 2004 and 2003. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.


CONSOLIDATED AVERAGE BALANCE SHEET 2005


                                                                              Percentage
                                                                                of Total
                                                             Average             Average       Interest             Average
                                                             Balance              Assets    Earned/Paid          Yield/Rate

ASSETS
Securities available for sale
  and held to maturity:(1)
Taxable securities                                      $ 54,542,000               14.57%   $ 2,618,000                4.80%
Tax exempt securities                                     48,082,000               12.84      2,944,000                6.12%

      Total securities                                   102,624,000               27.41      5,562,000                5.42%

Short-term investments                                     1,224,000                0.33         39,000                3.19%
Loans
  Real estate mortgages                                  169,585,000               45.29     12,005,000                7.08%
  Home equity loans                                       21,708,000                5.80      1,326,000                6.11%
  Time and demand loans                                   27,965,000                7.47      2,179,000                7.79%
  Installment and other loans                             19,735,000                5.27      2,059,000               10.45%

      Total loans(2)                                     238,993,000               63.83     17,569,000                7.35%

      Total interest earning assets                      342,841,000               91.57     23,170,000                6.76%

Allowance for loan losses                                 (3,663,000)              (0.98)
Unrealized gains and losses on portfolio                      52,000                0.01
Cash and due from banks (demand)                          13,027,000                3.48
Fixed assets (net)                                         2,967,000                0.79
Bank owned life insurance                                 12,972,000                3.46
Other assets                                               6,217,000                1.66

      Total assets                                      $374,413,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 36,743,000                9.81%       118,000                0.32%
Savings and insured money market deposits                 88,083,000               23.53        947,000                1.08
Time deposits                                            105,585,000               28.20      2,994,000                2.84

      Total interest bearing deposits                    230,411,000               61.54      4,059,000                1.76

Federal funds purchased and other short-term debt          3,436,000                0.92        120,000                3.49
Long-term debt                                            24,914,000                6.65      1,223,000                4.91

      Total interest bearing liabilities                 258,761,000               69.11      5,402,000                2.09

Demand deposits                                           67,232,000               17.96
Other liabilities                                          7,070,000                1.89

      Total liabilities                                  333,063,000               88.96
Stockholders' equity                                      41,350,000               11.04

      Total liabilities and stockholders' equity        $374,413,000              100.00%

Net interest income                                                                         $17,768,000

Net interest spread                                                                                                    4.67%

Net interest margin(3)                                                                                                 5.18%


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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2004


                                                                              Percentage
                                                                                of Total
                                                             Average             Average       Interest             Average
                                                             Balance              Assets    Earned/Paid          Yield/Rate

ASSETS
Securities available for sale
  and held to maturity:(1)
Taxable securities                                      $ 66,265,000               18.32%   $ 3,366,000                5.08%
Tax exempt securities                                     49,467,000               13.67      3,043,000                6.15%

      Total securities                                   115,732,000               31.99      6,409,000                5.54%

Short-term investments                                     2,079,000                0.57         25,000                1.20%
Loans
  Real estate mortgages                                  153,147,000               42.33     10,920,000                7.13%
  Home equity loans                                       19,689,000                5.44      1,207,000                6.13%
  Time and demand loans                                   18,855,000                5.21      1,255,000                6.66%
  Installment and other loans                             20,155,000                5.57      2,039,000               10.12%

      Total loans(2)                                     211,846,000               58.56     15,421,000                7.28%

      Total interest earning assets                      329,657,000               91.12     21,855,000                6.63%

Allowance for loan losses                                 (3,554,000)              (0.98)
Unrealized gains and losses on portfolio                     390,000                0.11
Cash and due from banks (demand)                          12,816,000                3.54
Fixed assets (net)                                         3,037,000                0.84
Bank owned life insurance                                 12,488,000                3.45
Other assets                                               6,949,000                1.92

      Total assets                                      $361,783,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 38,887,000               10.75%       102,000                0.26%
Savings and insured money market deposits                 85,134,000               23.53        550,000                0.65%
Time deposits                                            103,625,000               28.64      2,237,000                2.16%

      Total interest bearing deposits                    227,646,000               62.92      2,889,000                1.27%

Federal funds purchased and other short-term debt          1,411,000                0.39         23,000                1.63%
Long-term debt                                            24,836,000                6.86      1,139,000                4.59%

      Total interest bearing liabilities                 253,893,000               70.18      4,051,000                1.60%

Demand deposits                                           63,780,000               17.63
Other liabilities                                          6,961,000                1.92

      Total liabilities                                  324,634,000               89.73
Stockholders' equity                                      37,149,000               10.27

      Total liabilities and stockholders' equity        $361,783,000              100.00%

Net interest income                                                                         $17,804,000

Net interest spread                                                                                                    5.03%

Net interest margin(3)                                                                                                 5.40%


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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS' EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL


CONSOLIDATED AVERAGE BALANCE SHEET 2003


                                                                              Percentage
                                                                                of Total
                                                             Average             Average       Interest             Average
                                                             Balance              Assets    Earned/Paid          Yield/Rate

ASSETS
Securities available for sale
  and held to maturity:(1)
Taxable securities                                      $ 75,504,000               22.17%   $ 3,893,000                5.16%
Tax exempt securities                                     45,579,000               13.38      2,913,000                6.39%

      Total securities                                   121,083,000               35.55      6,806,000                5.62%

Short-term investments                                     1,871,000                0.55         23,000                1.23%
Loans
  Real estate mortgages                                  131,978,000               38.75     10,108,000                7.66%
  Home equity loans                                       16,826,000                4.94      1,073,000                6.38%
  Time and demand loans                                   14,387,000                4.22        947,000                6.58%
  Installment and other loans                             20,144,000                5.92      2,098,000               10.42%

      Total loans(2)                                     183,335,000               53.83     14,226,000                7.76%

      Total interest earning assets                      306,289,000               89.93     21,055,000                6.87%

Allowance for loan losses                                 (3,149,000)              (0.92)
Unrealized gains and losses on portfolio                   1,924,000                0.57
Cash and due from banks (demand)                          12,436,000                3.65
Fixed assets (net)                                         3,206,000                0.94
Bank owned life insurance                                 12,005,000                3.52
Other assets                                               7,864,000                2.31

      Total assets                                      $340,575,000              100.00%

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and Super NOW deposits                              $ 37,363,000               10.97%       169,000                0.45%
Savings and insured money market deposits                 86,323,000               25.34        542,000                0.63
Time deposits                                             90,067,000               26.45      2,067,000                2.29

      Total interest bearing deposits                    213,753,000               62.76      2,778,000                1.30

Federal funds purchased and other short-term debt          4,808,000                1.41         56,000                1.16
Long-term debt                                            29,753,000                8.74      1,203,000                4.04

      Total interest bearing liabilities                 248,314,000               72.91      4,037,000                1.63

Demand deposits                                           54,934,000               16.13
Other liabilities                                          3,766,000                1.11

      Total liabilities                                  307,014,000               90.15
Stockholders' equity                                      33,561,000                9.85

      Total liabilities and stockholders' equity        $340,575,000              100.00%

Net interest income                                                                         $17,018,000

Net interest spread                                                                                                    5.24%

Net interest margin(3)                                                                                                 5.56%


(1)  Yields on securities available for sale are based on amortized cost.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by total interest earning assets.

    The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2005 as compared to 2004, and 2004 as compared to 2003.

    The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other.


VOLUME AND RATE ANALYSIS


                                               2005 Compared to 2004                        2004 Compared to 2003
                                                Increase (Decrease)                          Increase (Decrease)
                                                 Due to Change In                             Due to Change In

                                         Volume           Rate          Total         Volume            Rate          Total

INTEREST INCOME
Investment securities and
  securities available for sale      $ (726,000)   $  (121,000)    $ (847,000)    $ (301,000)    $   (96,000)    $ (397,000)
Short-term investments                  (10,000)        24,000         14,000          3,000          (1,000)         2,000
Loans                                 1,976,000        172,000      2,148,000      2,212,000      (1,017,000)     1,195,000

      Total interest income           1,240,000         75,000      1,315,000      1,914,000      (1,114,000)       800,000

INTEREST EXPENSE
NOW and
  Super NOW deposits                     (6,000)        22,000         16,000          7,000         (74,000)       (67,000)
Savings and insured
  money market deposits                  19,000        378,000        397,000        (75,000)         83,000          8,000
Time deposits                            42,000        715,000        757,000        311,000        (141,000)       170,000
Federal funds purchased
  and other short-term debt              33,000         63,000         96,000        (39,000)          6,000        (33,000)
Long-term debt                            4,000         81,000         85,000       (199,000)        135,000        (64,000)

      Total interest expense             92,000      1,259,000      1,351,000          5,000           9,000         14,000

      Net interest income            $1,148,000    $(1,184,000)    $  (36,000)    $1,909,000     $ 1,123,000     $  786,000



INFLATION

The Company's operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.


SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS*


SUMMARY OF INVESTMENT SECURITIES


At December 31,                         2005                             2004                             2003

                          Carrying Value      Fair Value   Carrying Value      Fair Value   Carrying Value      Fair Value

Government Sponsored
  Enterprises                $45,323,000     $44,011,000     $ 51,351,000    $ 50,461,000     $ 59,837,000    $ 59,415,000
Municipal securities          48,394,000      48,861,000       48,596,000      49,875,000       50,248,000      51,748,000
Mortgage backed
  securities and
  collateralized
  mortgage obligations         3,416,000       3,323,000        5,585,000       5,590,000        9,434,000       9,596,000
Other securities                      --              --               --              --               --              --

                             $97,133,000     $96,195,000     $105,532,000    $105,926,000     $119,519,000    $120,759,000



ANALYSIS BY TYPE AND BY PERIOD TO MATURITY


                                   Under 1 Year           1-5 Years              5-10 Years         After 10 Years

December 31, 2005               Balance    Rate       Balance     Rate       Balance     Rate       Balance    Rate          Total

Government Sponsored
  Enterprises               $ 5,971,000    5.55%  $ 4,000,000     3.93%  $13,352,000     4.74%  $22,000,000    5.22%   $45,323,000
Municipal securities
  -- tax exempt(1)            1,584,000    4.75     8,988,000    4.253    27,573,000    4.009     2,054,000   4.146     40,199,000
Municipal securities
  -- taxable                  4,346,000    3.24     3,146,000    4.834       703,000    4.456             0       0      8,195,000
Mortgage backed
  securities
  and collateralized
  mortgage obligations        1,620,000    5.29     1,796,000    5.098             0        0             0       0      3,416,000

                            $13,521,000    4.68%  $17,930,000     4.37%  $41,628,000     4.25%  $24,054,000    5.13%   $97,133,000


* The analysis shown above combines the Company's Securities Available for Sale portfolio and the Investment Securities portfolio, excluding equity securities. All securities are included above at their amortized cost.

(1) Yields on tax exempt securities have not been stated on a tax equivalent basis.



Item 7A. Quantitative and Qualitative Disclosures about Market Risk


INTEREST RATE RISK

Measuring and managing interest rate risk is a dynamic process that the Bank's management must continually perform to meet the objectives of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank's interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of "shocking" the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earning ands the economic value of the Bank's equity. The estimates underlying the sensitivity analysis are based upon numerous assumptions including, but not limited to; the nature and timing of interest rate changes, prepayments on loan and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and general market conditions, management cannot make any assurance as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

    The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2006 and ending December 31, 2006 under instantaneous shock scenarios.


INTEREST RATE SENSITIVITY TABLE


                                                                                                               Projected
                                                                                                               Change in
                                                                        Projected         Projected         Net Interest
                                                     Projected             Dollar        Percentage          Income as a
                                                    Annualized          Change in         Change in     Percent of Total
                                                  Net Interest       Net Interest      Net Interest        Stockholders'
Interest Rate Shock(1)            Prime Rate            Income             Income            Income               Equity

3.00%                                  10.25%      $15,207,000        $   (82,000)             (0.5)%               (0.2)%
2.00%                                   9.25%      $15,275,000        $   (14,000)             (0.1)%                 --
1.00%                                   8.25%      $15,321,000        $    32,000               0.2%                (0.1)%
No change                               7.25%      $15,289,000
(1.00)%                                 6.25%      $14,980,000        $  (309,000)             (2.0)%               (0.7)%
(2.00)%                                 5.25%      $13,901,000        $(1,388,000)             (9.1)%               (3.3)%
(3.00)%                                 4.25%      $12,488,000        $(2,801,000)            (18.3)%               (6.6)%


(1) Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

    Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management's experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $14,000 or -0.1% of total stockholders' equity in a +2.00% instantaneous interest rate shock and decline by $1,388 million or -9.01% of stockholders' equity in a -2.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% instantaneous interest rate shock to +/-12% of the Company's total equity capital.

    Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust it and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrowings from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Banks also offers adjustable rate loan and deposit products that change as interest rates change. Approximately 12% of the Bank's assets at December 31, 2005 were invested in adjustable rate loans.



Item 8. Financial Statements and Supplementary Data

Consolidated financial statements and supplementary data are found on pages 3 to 27 of this report.



Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.



Item 9A. Controls and Procedures


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2005. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company's most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.


MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control -- Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, and independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.



Item 9B. Other Information

Nothing to disclose.

PART III



Item 10. Directors and Executive Officers of the Registrant

See "Nomination of Directors and Election of Directors" on page 3 contained in the proxy statement ("Proxy Statement") for the Company's 2006 annual meeting which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2005 fiscal year end, which is incorporated herein by reference.



Item 11. Executive Compensation

See "Executive Compensation" on page 13 of the Proxy Statement, which is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See "Executive Compensation" on page 13 of the Proxy Statement, which is incorporated herein by reference.

    See "Security Ownership of Certain Beneficial Owners and of Management" on page 11 of the Proxy Statement, which is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

See "Director and Executive Officer Information" on pages 5-7,
"Transactions with Management" on page 18 and "Remuneration of Management and Others" on pages 8, 13-16 and 18 of the Proxy Statement, which are incorporated herein by reference.



Item 14. Principal Accountant Fees and Services

See "Audit Fees" on page 17 of the Proxy Statement, which is incorporated herein by reference.

PART IV



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) 1. Consolidated financial statements and schedules of the Company and Bank.

                Independent Registered Public Accounting Firm's Report

                Consolidated Balance Sheets -- December 31, 2005 and 2004

                Consolidated Statements of Income
                  Years Ended December 31, 2005, 2004 and 2003

                Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2005, 2004 and 2003

                Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003

                Notes to Consolidated Financial Statements


(a) 2. All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.


(a) 3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

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


Dated: March 15, 2006    By: /s/ Raymond Walter     By: /s/ Charles E. Burnett
                         Chief Executive Officer    Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




SIGNATURE                                   TITLE                                       DATE

/s/ Arthur E. Keesler                       Chairman-Director                           March 15, 2006
Arthur E. Keesler

/s/ Wayne V. Zanetti                        Vice President                              March 15, 2006
Wayne V. Zanetti

/s/ John K. Gempler                         Secretary-Director                          March 15, 2006
John K. Gempler

/s/ Edward T. Sykes                         Director                                    March 15, 2006
Edward T. Sykes

/s/ Raymond Walter                          Chief Executive Officer                     March 15, 2006
Raymond Walter                              President-Director

/s/ Earle A. Wilde                          Director                                    March 15, 2006
Earle A. Wilde

/s/ James F. Roche                          Director                                    March 15, 2006
James F. Roche

/s/ John W. Galligan                        Director                                    March 15, 2006
John W. Galligan

/s/ Kenneth C. Klein                        Director                                    March 15, 2006
Kenneth C. Klein

/s/ Gibson E. McKean                        Director                                    March 15, 2006
Gibson E. McKean

/s/ Douglas A. Heinle                       Director                                    March 15, 2006
Douglas A. Heinle


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[LOGO]
KPMG

The Board of Directors and Shareholders
Jeffersonville Bancorp:

    We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[LOGO]
KPMG

The Board of Directors and Shareholders
Jeffersonville Bancorp:

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that Jeffersonville Bancorp (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that Jeffersonville Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jeffersonville Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 15, 2006

CONSOLIDATED BALANCE SHEETS

December 31,                                                2005           2004

ASSETS

Cash and due from banks (note 2)                    $ 24,192,000   $ 14,040,000
Securities available for sale, at
   fair value (notes 3 and 7)                         88,984,000    100,705,000
Securities held to maturity (estimated
   fair value of $8,233 at December 31, 2005
   and $5,998 at December 31, 2004) (note 3)           8,195,000      5,957,000
Loans, net of allowance for loan losses
   of $3,615 at December 31, 2005 and
   $3,645 at December 31, 2004
    (notes 4, 7, and 8)                              240,646,000    220,591,000
Accrued interest receivable                            2,040,000      2,085,000
Premises and equipment, net (note 5)                   3,027,000      2,869,000
Federal Home Loan Bank stock (notes 7 and 8)           2,496,000      2,175,000
Cash surrender value of bank-owned life insurance     13,217,000     12,747,000
Other assets                                           4,546,000      4,354,000

         Total assets                               $387,343,000   $365,523,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits:
     Demand deposits                                $ 65,266,000   $ 65,208,000
     NOW and Super NOW accounts                       37,501,000     36,594,000
     Savings and money market deposits                86,094,000     87,115,000
     Time deposits (note 6)                          123,235,000    104,177,000

         Total deposits                              312,096,000    293,094,000

   Federal Home Loan Bank borrowings (note 7)         25,000,000     18,500,000
   Short-term borrowings (note 8)                        427,000      8,424,000
   Accrued expenses and other liabilities              7,301,000      5,859,000

         Total liabilities                           344,824,000    325,877,000

Commitments and contingent liabilities (note 16)

Stockholders' equity (notes 11, 12, and 13):
   Series A preferred stock, no par value
     2,000,000 shares authorized
     none issued                                              --             --
   Common stock, $0.50 par value
     11,250,000 shares authorized
     4,767,786 shares issued at December 31, 2005
     and at December 31, 2004                          2,384,000      2,384,000
   Paid-in capital                                     6,483,000      6,483,000
   Treasury stock, at cost 333,465 shares at
     December 31, 2005 and at December 31, 2004       (1,108,000)    (1,108,000)
   Retained earnings                                  36,118,000     32,342,000
   Accumulated other comprehensive loss,
     net of taxes of $905 at December 31, 2005
     and $297 at December 31, 2004                    (1,358,000)      (455,000)

         Total stockholders' equity                   42,519,000     39,646,000

         Total liabilities and
           stockholders' equity                     $387,343,000   $365,523,000


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME


Years Ended December 31,                            2005              2004             2003

INTEREST AND DIVIDEND INCOME
Loan interest and fees                       $17,570,000       $15,421,000      $14,226,000
Securities:
   Taxable                                     2,627,000         3,365,000        3,893,000
   Non-taxable                                 1,943,000         2,009,000        1,940,000
Federal funds sold                                30,000            25,000           23,000

         Total interest and
           dividend income                    22,170,000        20,820,000       20,082,000

INTEREST EXPENSE
Deposits                                       4,060,000         2,889,000        2,778,000
Federal Home Loan Bank borrowings              1,223,000         1,139,000        1,203,000
Other interest expense                           119,000            23,000           56,000

         Total interest expense                5,402,000         4,051,000        4,037,000

         Net interest income                  16,768,000        16,769,000       16,045,000
Provision for loan losses (note 4)               180,000           360,000          620,000

         Net interest income after
          provision for loan losses           16,588,000        16,409,000       15,425,000

NON-INTEREST INCOME
Service charges                                1,894,000         2,198,000        2,054,000
Earnings from cash surrender value
   of bank-owned life insurance                  470,000           479,000          534,000
Net security gains (note 3)                        6,000            14,000          307,000
Gain on sale of credit card portfolio            234,000                --               --
Other real estate owned income
  (expense), net                                 141,000             5,000          (83,000)
Other non-interest income                      1,318,000         1,181,000        1,060,000

         Total non-interest income             4,063,000         3,877,000        3,872,000

NON-INTEREST EXPENSES

Salaries and employee benefits                 7,636,000         6,904,000        6,548,000
Occupancy and equipment expenses               1,981,000         1,803,000        2,197,000
Other non-interest expenses (note 10)          3,267,000         3,191,000        2,836,000

         Total non-interest expenses          12,884,000        11,898,000       11,581,000

Income before income tax expense               7,767,000         8,388,000        7,716,000
Income tax expense (note 9)                    2,042,000         2,217,000        1,984,000

Net income                                   $ 5,725,000       $ 6,171,000      $ 5,732,000

Basic earnings per common share              $      1.29       $      1.39      $      1.29


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                                                        Other          Total
Years Ended December 31,               Common        Paid-in       Treasury       Retained      Comprehensive  Stockholders'
2005, 2004, and 2003                    Stock        Capital          Stock       Earnings      (Loss) Income         Equity

BALANCE AT DECEMBER 31, 2002       $  795,000    $ 8,072,000    $(1,108,000)   $23,664,000        $ 1,074,000    $32,497,000
Net income                                 --             --             --      5,732,000                 --      5,732,000
Other comprehensive loss                   --             --             --             --           (994,000)      (994,000)

Comprehensive income                                                                                               4,738,000
Cash dividends ($0.33 per share)           --             --             --     (1,449,000)                --     (1,449,000)
3 for 1 stock split
   (3,178,524 shares)               1,589,000     (1,589,000)            --             --                 --             --

BALANCE AT DECEMBER 31, 2003        2,384,000      6,483,000     (1,108,000)    27,947,000             80,000     35,786,000
Net income                                 --             --             --      6,171,000                 --      6,171,000
Other comprehensive loss                   --             --             --             --           (535,000)      (535,000)

Comprehensive income                                                                                               5,636,000
Cash dividends ($0.40 per share)           --             --             --     (1,776,000)                --     (1,776,000)

BALANCE AT DECEMBER 31, 2004        2,384,000      6,483,000     (1,108,000)    32,342,000           (455,000)    39,646,000
Net income                                 --             --            --       5,725,000                 --      5,725,000
Other comprehensive loss                   --             --             --             --           (903,000)      (903,000)

Comprehensive income                                                                                               4,822,000
Cash dividends ($0.44 per share)           --             --             --     (1,949,000)                --     (1,949,000)

BALANCE AT DECEMBER 31, 2005       $2,384,000    $ 6,483,000    $(1,108,000)   $36,118,000        $(1,358,000)   $42,519,000


See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                2005              2004             2003

OPERATING ACTIVITIES
Net income                                                      $  5,725,000      $  6,171,000     $  5,732,000
Adjustments to reconcile net income to net
cash provided by operating activities:
   Provision for loan losses                                         180,000           360,000          620,000
   Write down of other real estate owned                                  --                --           29,000
   Net gain on sales of other real estate owned                     (125,000)           (6,000)        (108,000)
   Depreciation and amortization                                     632,000           640,000          730,000
   Net loss (gain) on disposal of premises
     and equipment                                                     3,000            (9,000)          29,000
   Increase in cash surrender value of bank-owned
     life insurance                                                 (470,000)         (479,000)        (534,000)
   Deferred income tax benefit                                      (354,000)         (223,000)        (502,000)
   Net security gains                                                 (6,000)          (14,000)        (307,000)
   Increase (decrease) in accrued interest receivable                 45,000           216,000         (172,000)
   (Increase) decrease in other assets                               511,000           209,000          471,000
   Increase in accrued expenses and other liabilities              1,442,000           490,000          554,000

         Net cash provided by operating activities                 7,583,000         7,355,000        6,542,000

INVESTING ACTIVITIES
Proceeds from maturities and calls:
   Securities available for sale                                  10,626,000        20,527,000       56,207,000
   Securities held to maturity                                     4,431,000         3,182,000        1,741,000
Proceeds from sales of securities available for sale               4,782,000                --       20,343,000
Purchases:
   Securities available for sale                                  (4,933,000)       (6,479,000)     (75,858,000)
   Securities held to maturity                                    (6,669,000)       (3,223,000)      (2,984,000)
Proceeds from sale of credit card portfolio                        1,468,000                --               --
Disbursements for loan originations, net of
principal collections                                            (21,703,000)      (27,845,000)     (24,993,000)
Proceeds from call of Federal Home Loan Bank stock                 4,826,000         1,375,000        1,525,000
Purchase of Federal Home Loan Bank stock                          (5,147,000)       (1,950,000)      (1,225,000)
Net purchases of premises and equipment                             (793,000)         (437,000)        (592,000)
Proceeds from sales of other real estate owned                       125,000            49,000          338,000

         Net cash used in investing activities                   (12,987,000)      (14,801,000)     (25,498,000)

FINANCING ACTIVITIES
Net increase in deposits                                          19,002,000        12,867,000       27,435,000
Proceeds from Federal Home Loan Bank borrowings                   10,000,000                --        5,000,000
Repayments of Federal Home Loan Bank borrowings                   (3,500,000)       (8,500,000)      (8,000,000)
Net (decrease) increase in short-term borrowings                  (7,997,000)        2,903,000         (912,000)
Cash dividends paid                                               (1,949,000)       (1,776,000)      (1,449,000)

         Net cash provided by financing activities                15,556,000         5,494,000       22,074,000

Net increase (decrease) in cash and cash equivalents              10,152,000        (1,952,000)       3,118,000
Cash and cash equivalents at beginning of year                    14,040,000        15,992,000       12,874,000

Cash and cash equivalents at end of year                        $ 24,192,000      $ 14,040,000     $ 15,992,000

SUPPLEMENTAL INFORMATION:
Cash paid for:
   Interest                                                     $  5,173,000      $  4,043,000     $  4,183,000
   Income taxes                                                    1,668,000         2,070,000        2,128,000
Transfer of loans to other real estate owned                              --                --          176,000


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

     The consolidated financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses which is described below. Actual results could differ from these estimates.

     For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold, if any, to be cash equivalents.

     Reclassifications are made to prior years' consolidated financial statements whenever necessary to conform to the current year's presentation.


INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders' equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2005 and 2004, the Company had no trading securities.

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


LOANS

Loans are stated at unpaid principal balances, less unearned discounts and the allowance for loan losses. Unearned discounts on certain installment loans are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest or principal is in doubt, the loan is classified as nonaccrual. Generally, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Basic earnings per common share was computed based on average outstanding common shares of 4,434,321 in 2005, 2004, and 2003. Income available to common stockholders equaled net income for each of these years.


RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. It is not expected to have a significant effect on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $6,288,000 at December 31, 2005 and $6,418,000 at December 31, 2004.



3. Investment Securities

The amortized cost and estimated fair value of securities available for sale are as follows:



                                                                      Gross              Gross
                                                  Amortized      Unrealized         Unrealized        Estimated
                                                       Cost           Gains             Losses       Fair Value

DECEMBER 31, 2005
Government sponsored enterprises               $ 45,323,000     $     2,000        $(1,314,000)    $ 44,011,000
Obligations of states and
  political subdivisions                         40,199,000         736,000           (307,000)      40,628,000
Mortgage-backed securities and
  collateralized mortgage obligations             3,416,000          37,000           (130,000)       3,323,000

      Total debt securities                      88,938,000         775,000         (1,751,000)      87,962,000
Equity securities                                   820,000         202,000                 --        1,022,000

      Total securities available
       for sale                                $ 89,758,000     $   977,000        $(1,751,000)    $ 88,984,000




                                                                      Gross              Gross
                                                  Amortized      Unrealized         Unrealized        Estimated
                                                       Cost           Gains             Losses       Fair Value

DECEMBER 31, 2004
Government sponsored enterprises               $ 51,351,000      $  103,000        $  (993,000)    $ 50,461,000
Obligations of states and
  political subdivisions                         42,639,000       1,371,000           (133,000)      43,877,000
Mortgage-backed securities and
  collateralized mortgage obligations             5,585,000         100,000            (95,000)       5,590,000

      Total debt securities                      99,575,000       1,574,000         (1,221,000)      99,928,000
Equity securities                                   653,000         124,000                 --          777,000

      Total securities available
       for sale                                $100,228,000      $1,698,000        $(1,221,000)    $100,705,000


     Proceeds from sales of securities available for sale during 2005 were $4,782,000. No securities available for sale were sold in 2004, while proceeds from sales during 2003 were $20,343,000. Gross gains and gross losses realized on sales and calls of securities were as follows:


                                            2005          2004           2003

Gross realized gains                    $ 42,000       $14,000       $344,000
Gross realized losses                    (36,000)           --        (37,000)

      Net security gains (losses)       $  6,000       $14,000       $307,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The amortized cost and estimated fair value of debt securities available for sale at December 31, 2005, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.


                                          Amortized                Estimated
                                               Cost               Fair Value

Within one year                         $ 9,174,000              $ 9,034,000
One to five years                        14,784,000               14,779,000
Five to ten years                        40,926,000               40,865,000
Over ten years                           24,054,000               23,284,000

      Total                             $88,938,000              $87,962,000

     Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, FNMA and FHLMC. These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $43,130,000, and $45,507,000 at December 31, 2005 and 2004 respectively, were pledged to secure public funds on deposit and for other purposes.

     The amortized cost and estimated fair value of securities held to maturity are as follows:



                                                                      Gross             Gross
                                                  Amortized      Unrealized         Unrealized        Estimated
                                                       Cost           Gains             Losses       Fair Value

DECEMBER 31, 2005
Obligations of states and
  political subdivisions                         $8,195,000        $121,000           $(83,000)      $8,233,000

DECEMBER 31, 2004
Obligations of states and
  political subdivisions                         $5,957,000        $ 95,000           $(54,000)      $5,998,000


     There were no sales of securities held to maturity in 2005, 2004, or 2003.

     The amortized cost and estimated fair value of these securities at December 31, 2005, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

                                           Amortized                Estimated
                                                Cost               Fair Value

Within one year                           $4,346,000               $4,330,000
One to five years                          3,146,000                3,218,000
Five to ten years                            703,000                  685,000

      Total                               $8,195,000               $8,233,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 were as follows:



                                               Less Than 12 Months            12 Months or More                 Total

                                            Estimated     Unrealized      Estimated     Unrealized      Estimated     Unrealized
                                           Fair Value         Losses     Fair Value         Losses     Fair Value         Losses


AVAILABLE FOR SALE
Government sponsored enterprises          $25,438,000     $1,054,000    $17,570,000     $  261,000    $43,008,000     $1,315,000
Obligations of states and
political subdivisions                      4,689,000        188,000      7,272,000        118,000     11,961,000        306,000
Mortgage-backed securities and
collateralized mortgage obligations         2,008,000        130,000             --             --      2,008,000        130,000

                                          $32,135,000     $1,372,000    $24,842,000     $  379,000    $56,977,000     $1,751,000

HELD TO MATURITY
Obligations of states and
  political subdivisions                  $        --     $       --    $ 4,205,000     $   83,000    $ 4,205,000     $   83,000


     At December 31, 2004 there was $385,000 in unrealized losses on available for sale securities with an estimated fair value of $23,675,000 that had been in a continuous unrealized loss position for less than 12 months. There was $836,000 in unrealized losses on available for sale securities with an estimated fair value of $23,725,000 for those securities that have been in a continuous unrealized loss position 12 months or more.

     At December 31, 2004 there were $1,000 in unrealized losses on held to maturity securities with an estimated fair value of $612,000 that had been in a continuous unrealized loss position for less than 12 months and $53,000 in unrealized losses on held to maturity securities with an estimated fair value of $912,000 that have been in a continuous unrealized loss position for 12 months or more.

     The unrealized losses on securities at December 31, 2005 and 2004 were caused by increases in market interest rates. The contractual terms of the government sponsored enterprise securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired at December 31, 2005 and 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. Loans

The major classifications of loans are as follows at December 31:

                                                2005                     2004

REAL ESTATE LOANS
Residential                             $ 89,598,000             $ 82,482,000
Commercial                                81,587,000               75,266,000
Home equity                               22,697,000               21,127,000
Farm land                                  3,443,000                3,721,000
Construction                               5,956,000                4,524,000

                                         203,281,000              187,120,000

OTHER LOANS
Commercial loans                          28,644,000               21,317,000
Consumer installment loans                11,673,000               14,116,000
Other consumer loans                         128,000                1,345,000
Agricultural loans                           535,000                  338,000

                                          40,980,000               37,116,000

      Total loans                        244,261,000              224,236,000
Allowance for loan losses                 (3,615,000)              (3,645,000)

      Total loans, net                  $240,646,000             $220,591,000

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

     Included in other consumer loans is a credit card portfolio whose balance was $1,225,000 at December 31, 2004. This portfolio was sold in November 2005 for $1,468,000 when its carrying value was $1,234,000.

     Nonperforming loans are summarized as follows at December 31:

                                          2005            2004            2003

Nonaccrual loans                    $2,922,000      $  724,000      $1,359,000
Loans past due 90 days or more
  and still accruing interest               --       1,412,000       1,764,000

      Total nonperforming loans     $2,922,000      $2,136,000      $3,123,000

     Nonaccrual loans had the following effect on interest income for the years ended December 31:

                                          2005            2004            2003

Interest contractually due
  at original rates                  $ 169,000        $ 90,000        $166,000
Interest income recognized            (134,000)        (29,000)        (37,000)

      Interest income
       not recognized                $  35,000        $ 61,000        $129,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

                                           2005           2004           2003

Balance at beginning of the year     $3,645,000     $3,569,000     $3,068,000
Provision for loan losses               180,000        360,000        620,000
Loans charged-off                      (440,000)      (433,000)      (488,000)
Recoveries                              230,000        149,000        369,000

      Balance at end of year         $3,615,000     $3,645,000     $3,569,000

     As of December 31, 2005 and 2004, there were no loans which were considered to be impaired under SFAS No. 114. There are no commitments to lend additional funds on the above noted non-performing loans.



5. Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

                                                   2005                  2004

Land                                        $   387,000           $   387,000
Buildings                                     2,907,000             2,790,000
Furniture and fixtures                          132,000               116,000
Equipment                                     3,207,000             2,739,000
Building and leasehold improvements           1,207,000             1,099,000
Construction in progress                         28,000                    --

                                              7,868,000             7,131,000
Less accumulated depreciation
  and amortization                           (4,841,000)           (4,262,000)

      Total premises and equipment, net     $ 3,027,000           $ 2,869,000

     Depreciation and amortization expense was $632,000, $640,000, and $730,000 in 2005, 2004, and 2003, respectively.



6. Time Deposits

     The following is a summary of time deposits at December 31, 2005 by remaining period to contractual maturity:

Within one year                            $ 77,834,000
One to two years                             26,608,000
Two to three years                            9,978,000
Three to four years                           3,032,000
Four to five years                            5,780,000
Over five years                                   3,000

      Total time deposits                  $123,235,000

     Time deposits of $100,000 or more totaled $43,836,000, $24,532,000 and
$22,863,000 at December 31, 2005, 2004 and 2003 respectively. Interest expense related to time deposits over $100,000 was $812,000, $514,000, and $441,000 for 2005, 2004, and 2003, respectively.

    Total time deposits include brokered time deposits obtained from the national market, which during 2005 averaged $1,110,000 and amounted to $15,034,000, or 4.82% of total deposits at December 31, 2005. There were no brokered deposits in 2004 or 2003. The rates of interest paid on time deposits obtained from the national market averaged 4.56% during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. Federal Home Loan Bank Borrowings

The following is a summary of FHLB advances outstanding at December 31:



                                                            2005                        2004

                                                     Amount      Rate            Amount        Rate

Fixed rate advances maturing in 2005            $        --                 $ 3,500,000        4.86%
Fixed rate advances maturing in 2007              5,000,000      4.12%               --
Fixed rate advances maturing in 2008             15,000,000      4.80%       10,000,000        5.02%
Fixed rate advances maturing in 2009              5,000,000      5.45%        5,000,000        5.45%

      Total FHLB advances                       $25,000,000      4.79%      $18,500,000        5.11%


     Borrowings are secured by the Bank's investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2005 and 2004 were $26.5 million and $10.6 million respectively, which satisfied the collateral requirements of the FHLB.



8. Short-Term Borrowings

Short-term borrowings at December 31, 2005 and 2004 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $36.7 million and $35.5 million as of December 31, 2005 and 2004, respectively. There were no borrowings under the overnight program at December 31, 2005; at December 31, 2004 borrowings totaled $8.0 million at a rate of 2.38%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2005, the maximum month-end balance was $10.0 million, the average balance was $4.7 million, and the average interest rate was 3.39%. During 2004, the maximum month-end balance was $8.0 million, the average balance was $1.1 million, and the average interest rate was 1.72%. Short-term borrowings at December 31, 2005 and 2004 also included $427,000 and $424,000, respectively of treasury, tax and loan notes.



9. Income Taxes

The components of income tax expense are as follows for the years ended December 31:

                                         2005            2004           2003


CURRENT TAX EXPENSES
Federal                            $2,094,000      $2,115,000     $2,159,000
State                                 302,000         325,000        327,000
Deferred tax benefit                 (354,000)       (223,000)      (502,000)

      Total income tax expense     $2,042,000      $2,217,000     $1,984,000

    Not included in the above table is net deferred income tax benefit of $607,000, $354,000, and $685,000, in 2005, 2004, and 2003, respectively, associated with the unrealized gain or loss on securities available for sale and a minimum pension liability, which are recorded directly in stockholders' equity as components of other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:



                                                                                 2005              2004             2003

Tax at statutory rate                                                      $2,641,000        $2,852,000       $2,623,000
State taxes, net of Federal tax benefit                                       158,000           186,000          152,000
Tax-exempt interest                                                          (661,000)         (683,000)        (660,000)
Interest expense allocated to tax-exempt securities                            47,000            38,000           37,000
Net earnings from cash surrender value
  of bank-owned life insurance                                               (160,000)         (168,000)        (182,000)
Other adjustments                                                              17,000            (8,000)          14,000

      Income tax expense                                                   $2,042,000        $2,217,000       $1,984,000


     The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31 are presented below:



                                                                                 2005              2004

DEFERRED TAX ASSETS
Allowance for loan losses in excess of tax bad debt reserve                $1,259,000        $1,271,000
Interest on nonaccrual loans                                                    1,000             2,000
Retirement benefits                                                         1,456,000         1,166,000
Deferred compensation                                                         106,000            84,000
Depreciation                                                                  420,000           328,000
Other real estate owned                                                            --            90,000

      Total deferred tax assets                                             3,242,000         2,941,000

DEFERRED TAX LIABILITIES
Prepaid expenses                                                             (281,000)         (329,000)
Other taxable temporary differences                                                --            (5,000)

      Total deferred tax liabilities                                         (281,000)         (334,000)

      Net deferred tax asset                                               $2,961,000        $2,607,000


     In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax asset of $310,000 at December 31, 2005 related to the net unrealized loss on securities available for sale as of December 31, 2005 and a deferred tax asset of $595,000 related to a minimum pension liability as of December 31, 2005. In addition to the deferred tax assets described above, the Company also has a deferred tax liability of $195,000 at December 31, 2004 related to the net unrealized gain on securities available for sale as of December 31, 2004 and a deferred tax asset of $492,000 related to a minimum pension liability as of December 31, 2004.

     In assessing the realizability of the Company's total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management's consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2005 and 2004.

    The proposed 2006 New York State budget bill contains a provision that world disallow the exclusion of dividends paid by a real estate investment trust subsidiary ("REIT"). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2006, and the Company would lose the tax benefit associated with the REIT. Further, Article 32 of the New York State Tax law, which sets forth the taxation of financial institutions, expired at year end 2005. The reenactment of Article 32 is also included in the proposed 2006 New York State budget bill. Until there is resolution to the proposal, the Company may have to increase the 2006 tax provision by approximately $37,000 per quarter as compared to 2005 and may have to begin recording the increased provision in the first quarter of 2006. Additionally, the proposed legislation would reduce the statutory tax rate on the taxable income base from 7.5% to 6.75%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Other Non-interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:



                                                                                 2005              2004             2003

Stationary and supplies                                                    $  237,000        $  287,000       $  348,000
Director expenses                                                             286,000           277,000          227,000
ATM and credit card processing fees                                           582,000           582,000          469,000
Professional services                                                         639,000           581,000          406,000
Other expenses                                                              1,523,000         1,464,000        1,386,000

      Other non-interest expenses                                          $3,267,000        $3,191,000       $2,836,000




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

     Management believes that, as of December 31, 2005 and 2004, the Bank and the Parent Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of the actual capital amounts and ratios as of December 31, 2005 and 2004 for the Bank and the Parent Company
(consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:



                                                                       Actual                          Required Ratios

                                                                                                  Minimum   Classification
                                                                                                  Capital          as Well
                                                              Amount              Ratio          Adequacy      Capitalized

DECEMBER 31, 2005
BANK
Leverage (Tier 1) capital                                $41,113,000               10.8%              4.0%             5.0%
Risk-based capital:
   Tier 1                                                 41,113,000               16.3               4.0              6.0
   Total                                                  44,269,000               17.5               8.0             10.0

CONSOLIDATED
Leverage (Tier 1) capital                                $42,984,000               11.5%              4.0%
Risk-based capital:
   Tier 1                                                 42,984,000               16.9               4.0
   Total                                                  46,140,000               18.2               8.0

DECEMBER 31, 2004
BANK
Leverage (Tier 1) capital                                $36,981,000               10.2%              4.0%             5.0%
Risk-based capital:
   Tier 1                                                 36,981,000               16.0               4.0              6.0
   Total                                                  39,872,000               17.3               8.0             10.0

CONSOLIDATED
Leverage (Tier 1) capital                                $39,370,000               10.9%              4.0%
Risk-based capital:
   Tier 1                                                 39,370,000               16.9               4.0
   Total                                                  42,261,000               18.2               8.0




12. Stockholders' Equity


DIVIDEND RESTRICTIONS

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank's net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank's retained net profits (after dividend payments to the Parent Company) for 2005 and 2004 totaled $13,057,000 and $13,282,000, respectively.


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



13. Comprehensive (Loss) Income

Comprehensive (loss) income represents the sum of net income and items of "other comprehensive (loss) income" which are reported directly in stockholders' equity, such as the net unrealized gain or loss on securities available for sale and minimum pension liability adjustments. The Company has reported its comprehensive (loss) income for 2005, 2004, and 2003 in the consolidated statements of changes in stockholders' equity.

     The Company's other comprehensive loss consisted of the following components for the years ended December 31:



                                                                                 2005              2004             2003

Net unrealized holding losses arising during the year,
  net of taxes of $502,000 in 2005, $327,000 in 2004, and
  $688,000 in 2003                                                          $(744,000)        $(490,000)       $(998,000)
Reclassification adjustment for net realized gains
  included in income, net of taxes of $2,000 in 2005,
  $6,000 in 2004, and $125,000 in 2003                                         (4,000)           (8,000)        (182,000)
Minimum pension liability adjustment, net of taxes of
  $103,000 in 2005, $21,000 in 2004, and ($128,000) in 2003                  (155,000)          (37,000)         186,000

      Other comprehensive loss                                              $(903,000)        $(535,000)       $(994,000)


    The Company has accumulated other comprehensive losses related to the net unrealized loss on securities available for sale and minimum pension liability of $465,000 and $893,000, respectively, as of December 31, 2005. As of December 31, 2004, the Company recorded an accumulated other comprehensive income on the net unrealized gain on securities available for sale of $282,000 and a $737,000 loss related to the minimum pension liability.



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

                                     2005             2004

Directors                      $2,301,000       $1,102,000
Executive offices
  (nondirectors)                  373,000          216,000

                               $2,674,000       $1,318,000

     During 2005, total advances to these directors and officers were $3,493,000 and total payments made on these loans were $2,137,000. These directors and officers had unused lines of credit with the Company of $892,000 and $730,000 at December 31, 2005 and 2004, respectively.

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

    The Company also sponsors a postretirement medical, dental and life insurance benefit plan for retirees in the pension plan. Effective in 2005, employees attaining age 55 or later, and whose age plus service is greater than or equal to 85 are eligible for medical benefits. The retirees pay a percentage of the medical benefit costs. Both of the plans are unfunded. The Company accounts for the cost of these postretirement benefits in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS No. 106 as of January 1, 1993 and elected to amortize the accumulated benefit obligation at that date (transition obligation) into expense over the allowed period of 20 years.

    In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2005 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

    The Company expects to contribute $328,000 to its pension plan and $69,000 to its other postretirement benefit plan in 2006. The pension benefits expected to be paid in each year from 2006-2010 are $246,000, $254,000, $255,000, $339,000, and $342,000, respectively. The aggregate pension benefits expected to be paid in the five years from 2011-2015 are $2,478,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at September 30, 2005 and include estimated future employee service. The other postretirement benefits expected to be paid in each year from 2006-2010 are $101,000, $109,000, $114,000,
$129,000 and $146,000, respectively. The aggregate other postretirement benefits expected to be paid in the five years from 2011-2015 are $1,127,000. The expected benefits are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2005 and include estimated future employee service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30th measurement date and the other postretirement benefit plan as of a December 31st measurement date, together with a reconciliation of each plan's funded status to the amounts recognized in the consolidated balance sheets:



                                                                Pension Benefits                  Postretirement Benefits

                                                                2005             2004              2005             2004

CHANGES IN BENEFIT OBLIGATION
Beginning of year                                        $ 6,988,000      $ 6,049,000       $ 3,104,000      $ 3,604,000
Service cost                                                 298,000          266,000           166,000          242,000
Interest cost                                                408,000          375,000           176,000          209,000
Actuarial (gain) loss                                        846,000          547,000          (216,000)          (7,000)
Benefits paid                                               (250,000)        (249,000)          (56,000)         (49,000)
Plan Amendments                                                   --               --                --         (906,000)
Contributions by plan participants                                --               --            16,000           11,000

End of year                                                8,290,000        6,988,000         3,190,000        3,104,000

CHANGES IN FAIR VALUE OF PLAN ASSETS
Beginning of year                                          4,877,000        4,222,000                --               --
Actual return on plan assets                                 414,000          416,000                --               --
Employer contributions                                       341,000          488,000            16,000           38,000
Contributions by plan participants                                --               --            39,000           10,000
Benefits paid                                               (250,000)        (249,000)          (55,000)         (48,000)

End of year                                                5,382,000        4,877,000                --               --

Unfunded status at end of year                            (2,908,000)      (2,111,000)       (3,190,000)      (3,104,000)
Unrecognized net transition asset                             (2,000)          (6,000)               --               --
Unrecognized net actuarial loss                            3,183,000        2,520,000         1,101,000        1,370,000
Unrecognized prior service cost (benefit)                    212,000          236,000          (714,000)        (758,000)

      Net amount recognized                              $   485,000      $   639,000       $(2,803,000)     $(2,492,000)

AMOUNTS RECOGNIZED IN THE
CONSOLIDATED BALANCE SHEET
CONSIST OF
Prepaid (accrued) benefit cost                           $   485,000      $   639,000       $(2,803,000)     $(2,492,000)
Additional minimum liability                              (1,699,000)      (1,465,000)               --               --
Intangible asset                                             212,000          236,000                --               --
Accumulated other comprehensive loss
  (pre-tax basis)                                          1,487,000        1,229,000                --               --

      Net amount recognized                              $   485,000      $   639,000       $(2,803,000)     $(2,492,000)


     The accumulated benefit obligation for the pension plan was $6,597,000 and $5,705,000 at September 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the net periodic benefit cost for these plans were as follows:



                                                                                   Pension Benefits

                                                                        2005              2004             2003

Service cost                                                       $ 298,000         $ 266,000        $ 253,000
Interest cost                                                        408,000           375,000          339,000
Expected return on plan assets                                      (366,000)         (321,000)        (278,000)
Amortization of prior service cost                                    25,000            25,000           25,000
Amortization of transition asset                                      (4,000)           (4,000)          (4,000)
Recognized net actuarial loss                                        134,000           135,000          110,000

      Net periodic benefit cost                                    $ 495,000         $ 476,000        $ 445,000




                                                                                Postretirement Benefits

                                                                        2005              2004             2003

Service cost                                                        $166,000          $242,000         $151,000
Interest cost                                                        176,000           209,000          146,000
Amortization of transition obligation                                     --            18,000           18,000
Amortization of prior services cost                                  (45,000)               --               --
Recognized net actuarial loss                                         53,000            60,000            8,000

      Net periodic benefit cost                                     $350,000          $529,000         $323,000


     Assumptions used to determine benefit obligations for the pension plan as of a September 30th measurement date and for the other postretirement benefits plan as of a December 31st measurement date were as follows:



                                                                     Pension Benefits                Postretirement Benefits

                                                                   2005             2004              2005             2004

Discount rate                                                      5.35%            5.75%             5.35%            5.75%
Rate of compensation increase                                      4.00             3.75                --               --


     Assumptions used to determine net periodic benefit cost were as follows:



                                                                     Pension Benefits                Postretirement Benefits

                                                                   2005             2004              2005             2004

Discount rate                                                      5.75%            5.85%             5.75%            5.85%
Expected long-term rate of return on plan assets                   7.50             7.50                --               --
Rate of compensation increase                                      3.75             3.85                --               --


     The Company's expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan's targeted allocation of assets.

     In 2004, the postretirement plan was amended from retiree eligibility at age 60 with a minimum of 10 years of service to age 60 with a minimum of 10 years of service and whose age plus service is greater than or equal to 85. This changed from the requirement that employees must retire after age 60 with at least 10 years of service to be eligible for medical benefits. In addition, retiree contributions for ages 65 and over changed to retiree pays 25% of the special Medicare Supplement premium if single coverage is selected and 40% of the special Medicare Supplement premium otherwise, from the previous provision of retiree pays 25% of the active premium or the special Medicare Supplement premium for any coverage selected.

     The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2005 was 9.0%, declining gradually to 5.0% in 2010 and remaining at that level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2005 was 8.0%, declining gradually to 4.0% in 2010 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2005 by approximately $645,000 and the net periodic benefit cost for the year by approximately $84,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $495,000 and $63,000, respectively.

     The Company's pension plan asset allocation at October 3, 2005 and September 30, 2004, by asset category is as follows:

                                     2005             2004

ASSET CATEGORY
Equity securities                      63%              50%
Debt securities                        32               37
Other                                   5               13

      Total                           100%             100%


     Plan assets were in transit as of the end of the plan year as a new discretionary trustee, Citizens Bank, was employed on October 1, 2005.

     Plan assets are invested in eleven diversified investment funds of Citizens Bank. The investment funds include six equity funds, four bond funds and one money market fund. Citizens Bank has been given discretion by the Company to determine the appropriate strategic asset allocation as governed by the Company's Discretionary Asset Management Investment Policy Statement which provides specific targeted asset allocations for each investment fund as follows:

                                          Allocation Range

CITIZENS BANK INVESTMENT FUNDS
Large Cap Domestic Equity                        30% - 40%
Mid Cap Domestic Equity                           5% - 15%
Small Cap Domestic Equity                         0% - 10%
International Equity                              5% - 20%
Real Estate                                       0% - 10%
Core Investment Grade Bonds                      15% - 30%
Mortgages                                         0% - 15%
Money Market                                      0% - 10%

    The actual asset allocations at December 31, 2005 are consistent with the table above.


DIRECTORS SURVIVAL INSURANCE

The Company maintains a separate insurance program for Directors not insurable under the post-retirement plan. The benefits accrued under this plan totaled $273,000 at December 31, 2005 and $215,000 at December 31, 2004 and are unfunded. The Company recorded an expense of $58,000, $18,000 and $17,000 relating to this plan during the years ended December 31, 2005, 2004 and 2003 respectively.


TAX-DEFERRED SAVINGS PLAN

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to 75% of salary and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee's salary and 25% of the next 2% of the employee's salary. The Company incurred annual expenses of $161,000, $133,000 and $144,000 in 2005, 2004 and 2003 respectively


SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

In 2003, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $596,000 at December 31, 2005 and $186,000 at December 31, 2004, and are unfunded. The Company recorded an expense of $410,000, $83,000 and $103,000 relating to this plan during the years ended December 31, 2005, 2004 and 2003 respectively.


DIRECTOR RETIREMENT PLAN

In 2003, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $339,000 and $187,000 at December 31, 2005 and 2004 respectively, and are unfunded. The Company recorded an expense of $152,000, $107,000 and $80,000 relating to this plan during the years ended December 31, 2005, 2004 and 2003 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:



                                                                                 2005              2004

Loan origination commitments and unused lines of credit:
   Mortgage loans                                                         $13,655,000       $ 9,211,000
   Commercial loans                                                        12,540,000        15,430,000
   Credit card lines                                                               --         4,998,000
   Home equity lines                                                       11,661,000         9,727,000
   Other revolving credit                                                   3,875,000         4,587,000

                                                                           41,731,000        43,953,000
Standby letters of credit                                                   1,691,000           808,000

                                                                          $43,422,000       $44,761,000


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

     FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,691,000 and $808,000 at December 31, 2005 and 2004, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at December 31, 2005 and 2004 was not significant.

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

     The following is a summary of the net carrying values and estimated fair values of the Company's financial assets and liabilities (none of which were held for trading purposes) at December 31:



                                                                      2005                               2004

                                                                 Net                                Net
                                                            Carrying        Estimated          Carrying        Estimated
                                                               Value       Fair Value             Value       Fair Value

FINANCIAL ASSETS
Cash and due from banks                                 $ 24,192,000     $ 24,192,000      $ 14,040,000     $ 14,040,000
Securities available for sale                             88,984,000       88,984,000       100,705,000      100,705,000
Securities held to maturity                                8,195,000        8,233,000         5,957,000        5,998,000
Loans, net                                               240,646,000      239,105,000       220,591,000      222,140,000
Accrued interest receivable                                2,040,000        2,040,000         2,085,000        2,085,000
FHLB stock                                                 2,496,000        2,496,000         2,175,000        2,175,000

FINANCIAL LIABILITIES
Demand deposits (non-interest bearing)                    65,266,000       65,266,000        65,208,000       65,208,000
Interest-bearing deposits                                246,830,000      246,830,000       227,886,000      227,886,000
FHLB advances                                             25,000,000       24,908,000        18,500,000       19,159,000
Short-term borrowings                                        427,000          427,000         8,424,000        8,424,000
Accrued interest payable                                     450,000          450,000           232,000          232,000


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


OTHER FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying values at December 31, 2005 and 2004.

     The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2005 and 2004, the fair values of these financial instruments approximated the related carrying values which were not significant.



18. Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:


BALANCE SHEETS


December 31,                                                                     2005              2004

ASSETS
Cash                                                                      $    88,000       $   292,000
Securities available for sale                                                 982,000           736,000
Investment in subsidiary                                                   40,094,000        37,137,000
Premises and equipment, net                                                   901,000           963,000
Other assets                                                                  457,000           570,000

      Total assets                                                        $42,522,000       $39,698,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                               $     3,000       $    52,000
Stockholders' equity                                                       42,519,000        39,646,000

      Total liabilities and stockholders' equity                          $42,522,000       $39,698,000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STATEMENTS OF INCOME


Years Ended December 31,                                                         2005              2004             2003

Dividend income from subsidiary                                            $1,800,000        $1,800,000       $  700,000
Dividend income on securities available for sale                               29,000            23,000           48,000
Rental income from subsidiary                                                 235,000           313,000          313,000
Other non-interest income                                                      11,000             7,000               --

                                                                            2,075,000         2,143,000        1,061,000

Occupancy and equipment expenses                                              116,000           110,000          108,000
Other non-interest expenses                                                   108,000           134,000          154,000

                                                                              224,000           244,000          262,000

Income before income taxes and undistributed
  income of subsidiary                                                      1,851,000         1,899,000          799,000
Income tax expense                                                             33,000            38,000           38,000

      Income before undistributed income of subsidiary                      1,818,000         1,861,000          761,000
Equity in undistributed income of subsidiary                                3,907,000         4,310,000        4,971,000

      Net income                                                           $5,725,000        $6,171,000       $5,732,000



STATEMENTS OF CASH FLOWS


Years Ended December 31,                                                         2005              2004             2003

OPERATING ACTIVITIES
Net income                                                                $ 5,725,000       $ 6,171,000      $ 5,732,000
Equity in undistributed income of subsidiary                               (3,907,000)       (4,310,000)      (4,971,000)
Depreciation and amortization                                                  62,000            61,000           62,000
Other adjustments, net                                                         32,000            34,000           (2,000)

      Net cash provided by operating activities                             1,912,000         1,956,000          821,000

INVESTING ACTIVITIES
Proceeds from calls of securities available for sale                            3,000           150,000          598,000
Purchase of securities available for sale                                    (170,000)         (150,000)        (376,000)

      Cash provided by investing activities                                  (167,000)               --          222,000

FINANCING ACTIVITIES
Cash dividends paid                                                        (1,949,000)       (1,776,000)      (1,449,000)

      Net cash used in financing activities                                (1,949,000)       (1,776,000)      (1,449,000)

Net (decrease) increase in cash                                              (204,000)          180,000         (406,000)
      Cash at beginning of year                                               292,000           112,000          518,000

      Cash at end of year                                                 $    88,000       $   292,000      $   112,000
