Form 10-K/A
period 2005-12-31
JEFFERSONVILLE BANCORP
filed 2006-03-16
CIK 874495

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


MANAGEMENT'S STATEMENT OF RESPONSIBILITY

    The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management's best estimates and judgments. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

    Management maintains a system of internal controls to provide reasonable assurance that the Company's assets are safeguarded against loss and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principals in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2005, management believes the internal controls were in place and operating effectively.

    The Board of Directors discharges its responsibility for the consolidated financial statements through its Audit committee, which is comprised entirely of non-employee directors. The Audit Committee meets periodically with management, internal auditors and the independent public accountants. The internal auditor and the independent public accountants have direct full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

    The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report with appears on pages 3 and 4.


/s/ Raymond Walter
Raymond Walter
President and Chief Executive Officer


/s/ Charles E. Burnett
Charles E. Burnett
Treasurer and Chief Financial Officer