Form 10-Q
period 2006-03-31
JEFFERSONVILLE BANCORP
filed 2006-05-10
CIK 874495

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended March 31, 2006

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                       Commission file number: 0-19212

                            JEFFERSONVILLE BANCORP
            (Exact name of registrant as specified in its charter)

                       New York                           22-2385448
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the  Exchange Act).
                                          Yes [ ]                  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at May 10, 2006
---------------------------------------       --------------------------------
Common Stock, $0.50 par value per share                4,434,321 shares

                              INDEX TO FORM 10-Q

                                                                          Page

Part 1        FINANCIAL INFORMATION

    Item 1    Consolidated Interim Financial Statements (Unaudited)

              Consolidated Balance Sheets at
              March 31, 2006 and December 31, 2005                         1

              Consolidated Statements of Income for the Three
              Months Ended March 31, 2006 and 2005                         2

              Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2006 and 2005                         3

              Notes to Unaudited Consolidated Interim
              Financial Statements                                         4-6

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7-14

    Item 3    Quantitative and Qualitative Disclosures
              about Market Risk                                            14

    Item 4    Controls and Procedures                                      15


Part 2        OTHER INFORMATION

    Item 1    Legal Proceedings                                            16

    Item 1A   Risk Factors                                                 16

    Item 2    Unregistered Sales of Equity Securities and Use of Proceeds  16

    Item 3    Defaults Upon Senior Securities                              16

    Item 4    Submission of Matters to a Vote of Security Holders          16

    Item 5    Other Information                                            16

    Item 6    Exhibits                                                     16

    Signatures                                                             17


                    Jeffersonville Bancorp and Subsidiary
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                          March 31,        December 31,
                                                                            2006              2005
                                                                        ------------      ------------

ASSETS
Cash and due from banks                                                 $ 12,319,000      $ 15,392,000
Federal funds sold                                                        28,300,000         8,800,000
                                                                        ------------      ------------
Total cash and cash equivalents                                           40,619,000        24,192,000
Securities available for sale, at fair value                              90,338,000        88,984,000
Securities held to maturity, estimated fair value of $8,020,000
       at March 31, 2005 and $8,233,000 at December 31, 2005               7,970,000         8,195,000
Loans, net of allowance for loan losses of $3,504,000 at
     March 31, 2005 and $3,615,000 at December 31, 2005                  240,255,000       240,646,000
Accrued interest receivable                                                2,240,000         2,040,000
Premises and equipment, net                                                3,192,000         3,027,000
Federal Home Loan Bank stock                                               2,496,000         2,496,000
Other real estate owned                                                       40,000                 0
Cash surrender value of bank-owned life insurance                         13,331,000        13,217,000
Other assets                                                               5,632,000         4,546,000
                                                                        ------------      ------------
          Total Assets                                                  $406,113,000      $387,343,000
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Deposits:
        Demand deposits                                                 $ 67,916,000      $ 65,266,000
        NOW and super NOW accounts                                        36,276,000        37,501,000
        Savings and insured money market deposits                         99,128,000        86,094,000
        Time deposits                                                    127,634,000       123,235,000
                                                                        ------------      ------------
           Total deposits                                                330,954,000       312,096,000
                                                                        ------------      ------------

     Federal Home Loan Bank borrowings                                    25,000,000        25,000,000
     Short-term debt                                                          18,000           427,000
     Accrued expenses and other liabilities                                7,777,000         7,301,000
                                                                        ------------      ------------
           TOTAL NON-DEPOSIT LIABILITIES                                  32,795,000        32,728,000
                                                                        ------------      ------------
           Total liabilities                                             363,749,000       344,824,000
                                                                        ------------      ------------
Commitments and contingent liabilities
Stockholders' equity
        Series A preferred stock, no par value;
             2,000,000 shares authorized, none issued                              0                 0
        Common stock, $0.50 par value; 11,250,000 shares
           authorized, 4,767,786 shares issued at March 31, 2006
           and at December 31, 2005                                        2,384,000         2,384,000
        Paid-in capital                                                    6,483,000         6,483,000
        Treasury stock, at cost; 333,465 shares at March 31, 2006
            and at December 31, 2005                                      (1,108,000)       (1,108,000)
        Retained earnings                                                 36,603,000        36,118,000
        Accumulated other comprehensive loss                              (1,998,000)       (1,358,000)
                                                                        ------------      ------------
           Total stockholders' equity                                     42,364,000        42,519,000
                                                                        ------------      ------------

           Total liabilites and stockholders' equity                    $406,113,000      $387,343,000
                                                                        ============      ============


See accompanying notes to unaudited consolidated interim financial statements.

                    Jeffersonville Bancorp and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                        For the 3 months
                                                         Ended March 31,

                                                      2006             2005
                                                   ----------      ----------

INTEREST AND DIVIDEND INCOME

Loan interest and fees                             $4,401,000      $4,096,000
Securities:
     Taxable                                          652,000         676,000
     Non-taxable                                      484,000         479,000
Federal funds sold                                    230,000          11,000
                                                   ----------      ----------
TOTAL INTEREST AND DIVIDEND INCOME                  5,767,000       5,262,000
                                                   ----------      ----------
INTEREST EXPENSE
Deposits                                            1,558,000         841,000
Federal Home Loan Bank borrowings                     298,000         233,000
Other interest expense                                  3,000          14,000
                                                   ----------      ----------
TOTAL INTEREST EXPENSE                              1,859,000       1,088,000
                                                   ----------      ----------
NET INTEREST INCOME                                 3,908,000       4,174,000
Provision for loan losses                              90,000          60,000
                                                   ----------      ----------
NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                3,818,000       4,114,000

NON-INTEREST INCOME
Service charges                                       431,000         468,000
Increase in cash surrender value
    of bank-owned life insurance                      114,000         123,000
Net security gains                                          0           5,000
Other non-interest income                             263,000         246,000
                                                   ----------      ----------
TOTAL NON-INTEREST INCOME                             808,000         842,000
                                                   ----------      ----------
NON-INTEREST EXPENSES
Salaries and employee benefits                      2,019,000       2,044,000
Occupancy and equipment expenses                      505,000         481,000
Other real estate owned expense (income), net          13,000        (107,000)
Other non-interest expenses                           846,000         724,000
                                                   ----------      ----------
TOTAL NON-INTEREST EXPENSES                         3,383,000       3,142,000
                                                   ----------      ----------
Income before income tax expense                    1,243,000       1,814,000
Income tax expense                                    270,000         454,000
                                                   ----------      ----------
NET INCOME                                         $  973,000      $1,360,000
                                                   ==========      ==========
Basic earnings per common share                    $     0.22      $     0.31
                                                   ==========      ==========
Average common shares outstanding                   4,434,000       4,434,000
                                                   ==========      ==========


See accompanying notes to unaudited consolidated interim financial statements.


                    Jeffersonville Bancorp and Subsidiary
                    Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                      For the Three Months
                                                                         Ended March 31,

                                                                     2006            2005
                                                                  ----------     -----------

Operating activities:
     Net income                                                  $  973,000      $ 1,360,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                 90,000           60,000
           Write down of other real estate owned                      7,000               --
           Depreciation and amortization                            143,000          136,000
           Gain on sale of other real estate owned                       --         (124,000)
           Net earnings from cash surrender value
              of bank-owned life insurance                         (114,000)        (123,000)
           Net security (gains) losses                                   --           (5,000)
           Increase in accrued interest receivable                 (200,000)        (141,000)
           Decrease (increase) in other assets                     (659,000)         237,000
           Increase in accrued expenses and other liabilities       476,000        1,127,000
                                                                -----------      -----------
                 Net cash provided by operating activities          716,000        2,527,000
                                                                -----------      -----------
Investing activities:
     Proceeds from maturities and calls:
        Securities available for sale                             1,573,000        4,037,000
        Securities held to maturity                                 305,000          244,000
     Proceeds from sales of securities available for sale                --        4,731,000
     Purchases:
        Securities available for sale                            (3,994,000)      (2,684,000)
        Securities held to maturity                                 (80,000)              --
     Net decrease (increase) in loans                               254,000       (6,730,000)
     Net purchase of Federal Home Loan Bank stock                        --         (416,000)
     Net sale of Federal Home Loan Bank stock                            --          582,000
     Net purchases of premises and equipment                       (308,000)        (163,000)
     Proceeds from sales of other real estate owned                      --          124,000
                                                                -----------      -----------
                 Net cash used in investing activities           (2,250,000)        (275,000)
                                                                -----------      -----------
Financing activities:
     Net increase in deposits                                    18,858,000       10,476,000
     Net decrease in short-term borrowings                         (409,000)      (8,024,000)
     Cash dividends paid                                           (488,000)        (443,000)
                                                                -----------      -----------
                 Net cash provided by financing activities       17,961,000        2,009,000
                                                                -----------      -----------
                 Net increase in cash and cash equivalents       16,427,000        4,261,000
Cash and cash equivalents at beginning of year                   24,192,000       14,040,000
                                                                -----------      -----------
Cash and cash equivalents at end of period                      $40,619,000      $18,301,000
                                                                ===========      ===========
Supplemental information:
     Cash paid for:
        Interest                                                $ 1,760,000      $ 1,068,000
        Income taxes                                                754,000          119,000
Transfer of loans to other real estate owned                         47,000               --



See accompanying notes to unaudited consolidated interim financial statements.

                            JEFFERSONVILLE BANCORP
                                AND SUBSIDIARY

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2006
                                 (Unaudited)


A.     Financial Statement Presentation

       The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the "Company"). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2006 and December 31, 2005, the results of operations for the three month periods ended March 31, 2006 and 2005, and the cash flows for the three month periods ended March 31, 2006 and 2005. Certain reclassifications have been made in order to conform with the current year's presentation. All adjustments are normal and recurring. First quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2005 Annual Report on Form 10-K.


B.     Earnings per Share

       Basic earnings per share amounts were calculated for the three month periods ended March 31, 2006 and 2005 based on weighted average common shares outstanding of 4,434,321. There were no dilutive securities during any of the periods. Earnings per share were $0.22 for the quarter ended March 31, 2006, as compared to $0.31 per share for the same period in 2005.


C.     Comprehensive Income


Three Months Ended March 31, 2006

Net Income                                                              $  973,000
Other comprehensive loss:
Net unrealized holding losses arising during the period,
   net of tax (pre-tax amount of $1,067,000)                              (640,000)
                                                                        ----------
Total comprehensive income                                              $  333,000
                                                                        ==========
Three Months Ended March 31, 2005

Net Income                                                              $1,360,000
Other comprehensive loss:
Net unrealized holding losses arising during the period,
  net of tax (pre-tax amount of $1,446,000)                               (842,000)
Reclassification adjustment for net losses realized in net income
  income during the period, net of tax (pre-tax amount of $5,000)           (3,000)
                                                                        ----------
Other comprehensive loss                                                  (845,000)
                                                                        ----------
Total comprehensive income                                              $  515,000
                                                                        ==========


D.     Pension and Other Postretirement Benefits

       The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical and life insurance benefit plan for retirees in the pension plan. The components of the net periodic benefit cost for these plans were as follows for the three month periods ended March 31:


                                                       Pension benefits       Postretirement benefits

                                                      2006         2005          2006         2005
                                                    ---------    --------      --------     --------

Service cost                                        $ 109,000    $ 74,000      $ 44,000     $ 41,000
Interest cost                                         119,000     102,000        42,000       44,000
Expected return on plan assets                       (101,000)    (92,000)           --          --
Amortization of prior service cost                         --       7,000       (11,000)     (11,000)
Amortization of transition (asset) obligation           6,000      (1,000)           --           --
Recognized net actuarial loss                          49,000      34,000        10,000       14,000
                                                    ---------    --------      --------     --------
           Net periodic benefit cost                $ 182,000    $124,000      $ 85,000     $ 88,000
                                                    =========    ========      ========     ========



The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2005, that it expected to contribute $328,000 to its pension plan and $69,000 to its other postretirement benefits plan in 2006. As of March 31, 2006, a contribution of $82,000 was made to the pension plan and $17,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2006 will be made.

E.     Guarantees

       FASB Interpretation No. 45 (FIN No. 45), "Guarantor's
       Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,229,000 at March 31, 2006 and $1,691,000 at December 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2006 was insignificant.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-Looking Statements

       In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company based on current management's expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Some of these and other factors are discussed in the Company's annual and quarterly reports filed with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company's financial position and results of operation.


A.     Overview - Financial Condition

       During the period from December 31, 2005 to March 31, 2006, total assets increased $18,770,000 or 4.85%. Decreases in securities held to maturity and net loans were offset by increases in Federal funds sold, accrued interest receivable, net premises and equipment, cash surrender value of bank-owned life insurance and other assets. Federal funds sold increased from $8,800,000 at year end to $28,300,000 at March 31, 2006, an increase of 19,500,000 or 221.6%. Securities available for sale increased from $88,984,000 at year end 2005 to $90,338,000 at March 31, 2006, an increase of $1,354,000 or 1.5%. The increase in Federal funds sold can be attributed to the purchase of brokered deposits at year end 2005, and deposit growth in the first quarter of 2006.

       Deposits increased from $312,096,000 at December 31, 2005
       to $330,954,000 at March 31, 2006, an increase of $18,858,000 or 6.0%. Demand deposits increased from $65,266,000 at December 31, 2005 to $67,916,000 at March 31, 2006, an increase of
       $2,650,000 or 4.1%. These lower cost deposits are an important offset to the cost of higher priced funds. Time deposits increased $4,399,000 or 3.6% to $127,634,000 at March 31, 2006
       from December 31, 2005. NOW and super NOW accounts decreased from $37,501,000 at December 31, 2005 by $1,225,000 or 3.3%, to
       $36,276,000 at March 31, 2006. Savings deposits increased from $86,094,000 at December 31, 2005 to $99,128,000 at March 31,
       2006, an increase of $13,034,000 or 15.1%.

       As previously disclosed in the 2005 10K, the proposed 2006
       New York State budget bill contained a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary ("REIT"). The bill was never enacted into law, therefore the Company will continue to receive a tax benefit for the REIT in 2006.

       Total stockholders' equity decreased $155,000 or 0.4% from $42,519,000 at December 31, 2005 to $42,364,000 at March 31,
       2006. This decrease was the result of net income of $973,000 less cash dividends of $488,000 and a $640,000 increase in accumulated other comprehensive loss. See Note C to Notes to Consolidated Interim Financial Statements for an explanation of this comprehensive loss.


Loan Portfolio Composition:

                                         March 31, 2006              December 31, 2005

                                      Amount         Percent        Amount        Percent


REAL ESTATE LOANS
Residential                        $ 87,506,000       35.9%     $ 89,598,000       36.7%
Commercial                           83,980,000       34.5%       81,587,000       33.4%
Home Equity                          23,180,000        9.5%       22,697,000        9.3%
Farm Land                             3,839,000        1.6%        3,443,000        1.4%
Construction                          6,410,000        2.6%        5,956,000        2.4%
                                   ------------                 ------------
                                    204,915,000       84.1%      203,281,000       83.2%
                                   ------------                 ------------

OTHER LOANS
Commercial Loans                     26,924,000       11.0%       28,644,000       11.7%
Consumer Installment Loans           11,220,000        4.6%       11,673,000        4.8%
Other Consumer Loans                    251,000        0.1%          128,000        0.1%
Agriculture Loans                       449,000        0.2%          535,000        0.2%
                                   ------------                 ------------
                                     38,844,000       15.9%       40,980,000       16.8%
                                   ------------                 ------------
Total Loans                         243,759,000      100.0%      244,261,000      100.0%
                                   ------------                 ------------
Allowance for Loan Losses            (3,504,000)                  (3,615,000)
                                   ------------                 ------------
TOTAL LOANS, NET                   $240,255,000                 $240,646,000
                                   ============                 ============




B.     Allowance for Loan Losses

       The allowance for loan losses reflects management's assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $90,000 for the three months ended March 31, 2006 compared to 60,000 for the three months ended March 31, 2005. Total charge-offs for the three month period ended March 31, 2006 were $241,000 compared to $115,000 for the same period in the prior year, while recoveries decreased from $50,000 for the 2005 period to $38,000 for the 2006 period. The amounts represent net charge-offs of $203,000 in the first quarter of 2006 versus net charge-offs of $65,000 for the same period in the prior year. Based on management's analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended:

                                     March 31,     December 31,     March 31,
                                       2006            2005           2005
                                    ----------      ----------     ----------
Balance at beginning of period      $3,615,000      $3,645,000     $3,645,000
Provision for loan losses               90,000         180,000         60,000
Loans charged-off                     (241,000)       (440,000)      (115,000)
Recoveries                              38,000         230,000         50,000
                                    ----------      ----------     ----------
Balance at end of period            $3,504,000      $3,615,000     $3,640,000
                                    ==========      ==========     ==========

Annualized net charge-offs
 as a percentage of average
 outstanding loans                        0.33%           0.09%          0.11%

Allowance for loan losses to:
   Total loans                            1.44%           1.48%          1.49%
   Total nonperforming loans             141.4%         123.73%         174.1%


C.     Nonaccrual and Past Due Loans

       The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due, or if the loan is in the process of collection. The majority of the Company's total nonaccrual and past due loans are secured loans and, as such, managements anticipates there will be limited risk of loss in their ultimate resolution. Interest income on nonaccrual loans which are well secured, are recorded on a cash basis.

       Nonperforming loans are summarized as follows at:

                                                                March 31,      December 31,
                                                                  2006            2005
                                                               ----------      ----------
Nonaccrual loans                                               $2,347,000      $2,922,000
Loans past due 90 days or more and still accruing interest        131,000               0
                                                               ----------      ----------
Total nonperforming loans                                       2,478,000       2,922,000
                                                               ----------      ----------
Nonperforming loans as a percentage of total loans                   1.02%           1.19%
                                                               ----------      ----------


As of March 31, 2006 and December 31, 2005, there were no loans which were considered to be impaired under Statement of Financial
Accounting Standards ("SFAS") No.114.

D.     Capital

       Under the Federal Reserve Bank's risk-based capital rules, the Company's Tier I risk-based capital was 16.7% and total risk-based capital was 18.0% of risk-weighted assets at March 31, 2006. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company's leverage ratio (Tier I capital to average assets) of 10.9% at March 31, 2006 is well above the 4.0% minimum regulatory requirement.

       The following table shows the Company's actual capital measurements compared to the minimum regulatory requirements at March 31, 2006.

       TIER I CAPITAL
       Stockholders' equity, excluding accumulated other
       Comprehensive income                                 $ 43,469,000
       TIER II CAPITAL
       Allowance for loan losses (1)                           3,256,000
                                                            ------------
       Total risk-based capital                             $ 46,725,000
                                                            ------------
       Risk-weighted assets (2)                             $260,229,000
                                                            ------------
       Average assets                                       $397,008,000
                                                            ------------

       RATIOS
       Tier I risk-based capital (minimum 4.0%)                     16.7%
       Total risk-based capital (minimum 8.0%)                      18.0%
       Leverage (minimum 4.0%)                                      10.9%

 (1) The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.

 (2) Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital


Consolidated Average Balance Sheet as of March 31, 2006 Year to Date
(Fully Taxable Equivalent)

                                                                                  %
                                                             AVERAGE              OF            INTEREST          AVERAGE
                                                             BALANCE            ASSETS         EARNED/PAID       YIELD/RATE
                                                           -----------         --------        -----------      ------------

ASSETS
Investment securities (1)
     Taxable securities                                    $ 52,406,000         13.20%        $  649,000           4.95%
     Tax exempt securities                                   48,168,000         12.13%           734,000           6.10%
                                                           ------------        ------         ----------          -----
          TOTAL SECURITIES                                  100,574,000         25.33%         1,383,000           5.50%
                                                           ------------        ------         ----------          -----
Federal funds sold                                           21,409,000          5.39%           233,000           4.35%
Loans
     Real estate mortgages                                  174,583,000         43.97%         3,012,000           6.90%
     Home equity loans                                       22,778,000          5.74%           358,000           6.29%
     Time and demand loans                                   27,819,000          7.01%           568,000           8.17%
     Installment loans                                       16,497,000          4.16%           397,000           9.63%
     Other loans                                              1,321,000          0.33%            66,000          19.98%
                                                           ------------        ------         ----------          -----
          TOTAL LOANS (2)                                   242,998,000         61.21%         4,401,000           7.24%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST EARNING ASSETS                     364,981,000         91.93%         6,017,000           6.59%
                                                           ------------        ------         ----------          -----
Reserve for loan losses                                     (3,480,000)         (0.88%)
Unrealized gains and losses on portfolio, net                 (901,000)         (0.23%)
Cash and due from banks                                      13,200,000          3.32%
Premises and equipment, net                                   3,063,000          0.77%
Cash surrender value of bank-owned life insurance            13,260,000          3.34%
Other assets                                                  6,885,000          1.73%
                                                           ------------        ------
          TOTAL ASSETS                                     $397,008,000        100.00%
                                                           ============        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts                                 $ 40,469,000         10.19%            50,000           0.49%
Savings and insured money market deposits                    89,830,000         22.63%           384,000           1.71%
Time deposits                                               125,314,000         31.56%         1,124,000           3.59%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST BEARING DEPOSITS                   255,613,000         64.38%         1,558,000           2.44%

Short-term debt                                                 287,000          0.07%             3,000           4.18
Long-term debt                                               25,000,000          6.30%           298,000           4.77%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST BEARING LIABILITIES                280,900,000         70.75%         1,859,000           2.65%
                                                           ------------        ------         ----------          -----
Demand deposits                                              65,206,000         16.42%
Other liabilities                                             8,247,000          2.09%
                                                           ------------        ------
          TOTAL LIABILITIES                                 354,353,000         89.26%
STOCKHOLDERS' EQUITY                                         42,655,000         10.74%
                                                           ------------        ------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $397,008,000        100.00%
                                                           ============        ======
NET INTEREST INCOME - NON GAAP                                                                $4,158,000
LESS: TAX GROSS UP ON EXEMPT SECURITIES                                                          250,000
                                                                                              ----------
NET INTEREST INCOME                                                                           $3,908,000
                                                                                              ==========
NET INTEREST SPREAD                                                                                                3.95%
                                                                                                                   ====
NET INTEREST MARGIN (3)                                                                                            4.56%
                                                                                                                   ====

(1)   Includes both held to maturity and available for sale securities.
      Yields on securities available for sale are based on amortized costs.

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

(3) Computed by dividing net interest income by average interest earning assets



Consolidated Average Balance Sheet as of March 31, 2005 Year to Date
(Fully Taxable Equivalent)

                                                                                  %
                                                               AVERAGE            OF           INTEREST           AVERAGE
                                                               BALANCE          ASSETS        EARNED/PAID       YIELD/RATE
                                                           -----------         --------       -----------      ------------


ASSETS
Investment securities (1)
     Taxable securities                                    $ 56,941,000         15.52%        $  676,000           4.75%
     Tax exempt securities                                   48,023,000         13.09%           726,000           6.05%
                                                           ------------        ------         ----------          -----
          TOTAL SECURITIES                                  104,964,000         28.61%         1,402,000           5.34%
                                                           ------------        ------         ----------          -----
Federal funds sold                                            1,760,000          0.48%            11,000           2.50%
Loans
     Real estate mortgages                                  163,584,000         44.59%         2,846,000           6.96%
     Home equity loans                                       20,830,000          5.68%           310,000           5.95%
     Time and demand loans                                   23,804,000          6.49%           428,000           7.19%
     Installment loans                                       17,101,000          4.66%           436,000          10.20%
     Other loans                                              2,541,000          0.69%            76,000          11.96%
                                                           ------------        ------         ----------          -----
          TOTAL LOANS (2)                                   227,860,000         62.11%         4,096,000           7.19%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST EARNING ASSETS                     334,584,000         91.19%         5,509,000           6.59%
                                                           ------------        ------         ----------          -----
Reserve for loan losses                                     (3,631,000)         (0.99%)
Unrealized gains and losses on portfolio, net                   522,000          0.14%
Cash and due from banks                                      13,200,000          3.60%
Premises and equipment, net                                   2,876,000          0.78%
Cash surrender value of bank-owned life insurance            12,792,000          3.49%
Other assets                                                  6,548,000          1.78%
                                                           ------------        ------
          TOTAL ASSETS                                     $366,891,000        100.00%
                                                           ============        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts                                 $ 40,510,000         11.04%            25,000           0.25%
Savings and insured money market deposits                    85,430,000         23.28%           171,000           0.80%
Time deposits                                               107,852,000         29.40%           645,000           2.40%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST BEARING DEPOSITS                   233,792,000         63.72%           841,000           1.44%
Short-term debt                                               2,081,000          0.57%            14,000           2.69%
Long-term debt                                               18,500,000          5.04%           233,000           5.04%
                                                           ------------        ------         ----------          -----
          TOTAL INTEREST BEARING LIABILITIES                254,373,000         69.33%         1,088,000           1.71%
                                                           ------------        ------         ----------          -----
Demand deposits                                              65,371,000         17.82%
Other liabilities                                             6,951,000          1.89%
                                                           ------------        ------
          TOTAL LIABILITIES                                 326,695,000         89.04%
STOCKHOLDERS' EQUITY                                         40,196,000         10.96%
                                                           ------------        ------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $366,891,000        100.00%
                                                           ============        ======
NET INTEREST INCOME - NON GAAP                                                                $4,421,000
LESS: TAX GROSS UP ON EXEMPT SECURITIES                                                          247,000
                                                                                              ----------
NET INTEREST INCOME                                                                           $4,174,000
                                                                                              ==========
NET INTEREST SPREAD                                                                                                4.88%
                                                                                                                   ====
NET INTEREST MARGIN (3)                                                                                            5.29%
                                                                                                                   ====

(1)   Includes both held to maturity and available for sale securities.
      Yields on securities available for sale are based on amortized costs.

(2) For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

(3) Computed by dividing net interest income by average interest earning assets


VOLUME AND RATE ANALYSIS


                           Three months ended March 31,
                              2006 Compared to 2005
                               Increase (Decrease)
                                 Due to Change In
                                    Volume          Rate         Total
                                   --------       --------      --------
INTEREST INCOME
Investment securities and
securities available for sale     ($ 59,000)      $ 40,000     ($ 19,000)
Federal funds sold                  123,000         99,000       222,000
Loans                               272,000         33,000       305,000
                                   --------       --------      --------
   Total interest income            336,000        172,000       508,000

INTEREST EXPENSE
NOW and
  Super NOW deposits                      0         25,000        25,000
Savings and insured
  money market deposits               9,000        204,000       213,000
Time deposits                       104,000        375,000       479,000
Short-term debt                     (12,000)         1,000       (11,000)
Long-term debt                       82,000        (17,000)       65,000
                                   --------       --------      --------
  Total interest expense            183,000        588,000       771,000
                                   --------       --------      --------
  Net interest income              $153,000      ($416,000)    ($263,000)
                                   ========       ========      ========



E.     Result of Operations

       Net income for the first three months of 2006 decreased by $387,000 to $973,000 compared to $1,360,000 for the same period in 2005. This overall decrease was primarily due to an increase of $771,000 in interest expense which was partially offset by an $505,000 increase in interest and dividend income, a $241,000 increase in non-interest expense and a decrease of $34,000 in non-interest income. The Company's annualized return on average assets was 1.0% in the current quarter compared to 1.5% in the same period last year. The annualized return on average stockholders' equity was 9.1% and 13.5% for the first three months of 2006 and 2005, respectively.

       Tax equivalent interest income increased $511,000 or 9.1% in the first three months of 2006 compared to the same period in 2005, primarily due to an increase in average earning assets. The yield on investment securities increased 16 basis points from 5.34% in 2005 to 5.50% in 2006 as the result of purchases of additional securities held for sale at higher interest rates. The yield on Federal funds sold increased by 185 basis points from 2.50% to 4.35% for the period ended March
       31, 2006 as compared to the prior year. The yield on the total loan portfolio increased by 5 basis points in the quarter ended
       March 31, 2006 compared to the first quarter of 2005. The average yield on real estate mortgage loans, however, the major portion of the loan portfolio, decreased 6 basis points for the three month period primarily due to the origination of fixed rate loans at lower interest rates. The overall yield on interest earning assets remained flat at 6.59% for 2005 and 2006.
       The total average balance for earning assets was $364,981,000 for the three month period ended March 31, 2006 compared to $334,584,000 for the same three month period in 2005, an increase of $30,397,000 or 9.1%. An increase in average loans of $15,138,000 and an increase in Federal funds sold of $19,649,000, offset partially by a decrease in average securities of $4,390,000 accounted for the change.

       The ever increasing interest rate environment, caused the Company to re-price its deposits which resulted in a 100 basis point increase in the yield on interest bearing deposits for the three month period ended March 31, 2006 as compared to the same period in 2005. The overall net interest margin decreased 73 basis points from 5.29% in the first quarter of 2005 to 4.56% in the first quarter of 2006.

       The provision for loan losses was $90,000 for the three months ended March 31, 2006, an increase of $30,000 compared to $60,000 for the three months ended March 31, 2005. The provision for loan losses was increased from $60,000 in the first quarter of 2005 to $90,000 in the first quarter of 2006 due to the increase in net charge-offs and non-performing loans partially offset by the fact that the loan portfolio has not grown during the quarter and non-accruing loans continue to be well secured.

       Non-interest income was $808,000 for the first three months of 2006 compared to $842,000 for the same period in 2005, a decrease of $34,000 or 4.0%. This decrease was primarily due to a decrease in service charges of $37,000. All other non-interest income increased $3,000.

       Non-interest expenses were $3,383,000 for the first three months of 2006 compared to $3,142,000 for the same period in 2005, an increase of $241,000 or 7.7%. This increase reflects a $120,000 increase in other real estate costs. All other expense categories combined increased by $121,000.

       Income tax expense was $270,000 was for the three month period ended March 31, 2006 compared to $454,000 for the corresponding period in 2005, a decrease of $184,000 or 40.5%. The Company's effective tax rates were 21.7% and 25.0% for the three month periods ended March 31, 2006 and 2005, respectively. This decrease was primarily due to a larger portion of income before taxes being generated by tax exempt securities.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

       The Company's most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company's interest rate risk position since December 31, 2005. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Item 4. Controls & Procedures

       Disclosure controls and procedures

       The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       Item 1A.   Risk Factors

       There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended
       December 31, 2005.

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

       None

       Item 6.    Exhibits

       31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley of 2002

       31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

       32.1 Written Statement of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

       32.2 Written Statement of Chief Financial
            Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  JEFFERSONVILLE BANCORP
                  ----------------------
                  (Registrant)

                  /s/ Raymond Walter
                  ----------------------
                  Raymond Walter
                  President and Chief Executive Officer

                  /s/ Charles E. Burnett
                 -----------------------
                  Charles E. Burnett
                  Chief Financial Officer and Treasurer


May 10, 2006