Form 10-Q
period 2006-06-30
JEFFERSONVILLE BANCORP
filed 2006-08-10
CIK 874495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(845) 482-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $0.50 par value per share	4,329,423 shares

INDEX TO FORM 10-Q

		Page
Part 1	FINANCIAL INFORMATION

Item 1	Consolidated Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets at
	June 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income for the Three
	Months Ended June 30, 2006 and 2005	2

	Consolidated Statements of Income for the Six	3
	Months Ended June 30, 2006 and 2005

	Consolidated Statements of Cash Flows for the Six
	Months Ended June 30, 2006 and 2005	4

	Notes to Unaudited Consolidated Interim Financial Statements	5-8

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-23

Item 3	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4	Controls and Procedures	24

Part 2	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

Signatures		26

2

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except per share data)
	June 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$14,847	$15,392
Federal funds sold	3,700	8,800
Total cash and cash equivalents	18,547	24,192
Securities available for sale, at fair value	100,883	88,984
Securities held to maturity, estimated fair value of $10,851
at June 30, 2006 and $8,233 at December 31, 2005	10,857	8,195
Loans, net of allowance for loan losses of $3,623 at
June 30, 2006 and $3,615 at December 31, 2005	246,112	240,646
Accrued interest receivable	2,208	2,040
Premises and equipment, net	3,187	3,027
Federal Home Loan Bank stock	2,296	2,496
Foreclosed real estate	173	0
Cash surrender value of bank-owned life insurance	13,421	13,217
Other assets	6,186	4,546
Total Assets	$403,870	$387,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand deposits	$66,444	$65,266
NOW and super NOW accounts	34,254	37,501
Savings and insured money market deposits	103,472	86,094
Time deposits	129,651	123,235
Total deposits	333,821	312,096

Federal Home Loan Bank borrowings	20,000	25,000
Short-term debt	207	427
Accrued expenses and other liabilities	8,114	7,301
Total liabilities	362,142	344,824
Commitments and contingent liabilities
Stockholders' equity
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	0	0
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 363,645 shares at June 30, 2006
and 333,465 shares at December 31, 2005	(1,726)	(1,108)
Retained earnings	37,315	36,118
Accumulated other comprehensive loss	(2,728)	(1,358)
Total stockholders' equity	41,728	42,519

Total liabilites and stockholders' equity	$403,870	$387,343

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
Unaudited
(In thousands, except for per share data)

	For the 3 months
	Ended June 30,
	2006	2005

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,521	$4,245
Securities:
Taxable	834	657
Non-taxable	508	476
Federal funds sold	129	8
Other	4	5
TOTAL INTEREST AND DIVIDEND INCOME	5,996	5,391

INTEREST EXPENSE
Deposits	1,781	919
Federal Home Loan Bank borrowings	260	307
Other	3	26
TOTAL INTEREST EXPENSE	2,044	1,252

NET INTEREST INCOME	3,952	4,139
Provision for loan losses	0	60

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,952	4,079

NON-INTEREST INCOME
Service charges	461	480
Earnings from cash surrender value
of bank-owned life insurance	90	123
Net security gains	0	1
Other non-interest income	322	342
TOTAL NON-INTEREST INCOME	873	946

NON-INTEREST EXPENSES
Salaries and employee benefits	1,913	1,809
Occupancy and equipment expenses	492	497
Foreclosed real estate expense (income), net	29	(18)
Other non-interest expenses	852	843
TOTAL NON-INTEREST EXPENSES	3,286	3,131
Income before income tax expense	1,539	1,894
Income tax expense	339	498
NET INCOME	$1,200	$1,396

Basic earnings per common share	$0.27	$0.31

Average common shares outstanding	4,431	4,434

Cash dividend declared per share	$0.11	$0.10

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
Unaudited
(In thousands, except for per share data)

	For the 6 months
	Ended June 30,
	2006	2005

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$8,922	$8,341
Securities:
Taxable	1,483	1,333
Non-taxable	992	955
Federal funds sold	359	19
Other	7	5
TOTAL INTEREST AND DIVIDEND INCOME	11,763	10,653

INTEREST EXPENSE
Deposits	3,339	1,760
Federal Home Loan Bank borrowings	558	540
Other	6	40
TOTAL INTEREST EXPENSE	3,903	2,340

NET INTEREST INCOME	7,860	8,313
Provision for loan losses	90	120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,770	8,193

NON-INTEREST INCOME
Service charges	892	948
Earnings from cash surrender value
of bank-owned life insurance	204	246
Net security gains	0	6
Other non-interest income	585	588
TOTAL NON-INTEREST INCOME	1,681	1,788

NON-INTEREST EXPENSES
Salaries and employee benefits	3,932	3,853
Occupancy and equipment expenses	997	978
Foreclosed real estate expense (income), net	42	(125)
Other non-interest expenses	1,698	1,567
TOTAL NON-INTEREST EXPENSES	6,669	6,273
Income before income tax expense	2,782	3,708
Income tax expense	609	952
NET INCOME	$2,173	$2,756

Basic earnings per common share	$0.49	$0.62

Average common shares outstanding	4,433	4,434

Cash dividend declared per share	$0.22	$0.20

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Unaudited
(Dollars in thousands)
	For the Six Months
	Ended June 30,
	2006	2005

Operating activities:
Net income	$2,173	$2,756
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	90	120
Write down of foreclosed real estate	7	—
Depreciation and amortization	294	286
Gain on sale of foreclosed real estate	—	(124)
Net earnings from cash surrender value
of bank-owned life insurance	(204)	(246)
Net security gains	—	(6)
(Increase) decrease in accrued interest receivable	(168)	109
Increase in other assets	(727)	(554)
Increase in accrued expenses and other liabilities	813	1,716
Net cash provided by operating activities	2,278	4,057
Investing activities:
Proceeds from maturities and calls:
Securities available for sale	2,745	4,786
Securities held to maturity	753	420
Proceeds from sales of securities available for sale	—	4,782
Purchases:
Securities available for sale	(16,927)	(2,049)
Securities held to maturity	(3,415)	(1,755)
Net increase in loans	(5,736)	(16,983)
Purchase of Federal Home Loan Bank stock	—	(2,231)
Sale of Federal Home Loan Bank stock	200	1,581
Net purchases of premises and equipment	(454)	(422)
Proceeds from sales of foreclosed real estate	—	124
Net cash used in investing activities	(22,834)	(11,747)
Financing activities:
Net increase (decrease) in deposits	21,725	(1,574)
Proceeds from Federal Home Loan Bank borrowings	—	10,000
Repayments of Federal Home Loan Bank borrowings	(5,000)	—
Net decrease in short-term borrowings	(220)	(2)
Purchases of treasury stock	(618)	—
Cash dividends paid	(976)	(887)
Net cash provided by financing activities	14,911	7,537

Net decrease in cash and cash equivalents	(5,645)	(153)
Cash and cash equivalents at beginning of year	24,192	14,040
Cash and cash equivalents at end of period	$18,547	$13,887

Supplemental information:
Cash paid for:
Interest	$3,749	$2,257
Income taxes	889	1,198
Transfer of loans to foreclosed real estate	180	—

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

A.	Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2006 and December 31, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and the cash flows for the six month periods ended June 30, 2006 and 2005. Certain reclassifications have been made in order to conform with the current year’s presentation. All adjustments are normal and recurring. Second quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2005 Annual Report on Form 10-K.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three and six month periods ended June 30, 2006 weighted average common shares outstanding were 4,430,585 and 4,432,453 and for the same periods in 2005 both were 4,434,321 respectively. There were no dilutive securities during any of the periods. Earnings per share were $0.27 for the quarter ended June 30, 2006, as compared to $0.31 per share for the same period in 2005. Earnings per share were $0.49 for the six months ended June 30, 2006, as compared to $0.62 per share for the same period in 2005.

C.	Comprehensive Income

The following tables show comprehensive income for the three-month and six month periods ended June 30, 2006 and 2005, dollars shown in thousands.

Three Months Ended June 30, 2006:

Net Income	$1,200

Other Comprehensive Loss:
Net unrealized holding losses arising during the period, net of tax (pre-tax amount of $1,217)	(730)

Total comprehensive income	$470

Three Months Ended June 30, 2005:

Net Income	$1,396

Other Comprehensive Income:
Net unrealized holding gains arising during the period,
net of tax (pre-tax amount of $1,986)	1,139

Total comprehensive income	$2,535

Six Months Ended June 30, 2006:

Net Income	$2,173

Other Comprehensive Loss:
Net unrealized holding losses arising during the period,
net of tax (pre-tax amount of $2,284)	(1,370)

Total comprehensive income	$803

Six Months Ended June 30, 2005:

Net Income	$2,756

Other Comprehensive Income:
Net unrealized holding gains arising during the period,
net of tax (pre-tax amount of $498)	299
Reclassification adjustment for net gains realized in net
income during the period, net of tax (pre-tax amount of $6)	(4)
Other comprehensive income	295
Total comprehensive income	$3,051

D.	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

E.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in  the 2005 Annual Report on  Form 10-K. The components of the net periodic benefit cost for these plans were as follows for the six and three month periods ended June 30:

For the six months ended June 30, 2006 and 2005, dollars shown in thousands:

	Pension benefits		Postretirement benefits
	2006	2005	2006	2005

Service cost	$218	$149	$88	$83
Interest cost	238	204	84	88
Expected return on plan assets	(202)	(183)	-	-
Amortization of prior service cost	-	12	(22)	(22)
Amortization of transition (asset) obligation	12	(2)	-	-
Recognized net actuarial loss	98	67	20	26
Net periodic benefit cost	$364	$247	$170	$175

For the three months ended June 30, 2006 and 2005, dollars shown in thousands:

Pension benefits		Postretirement benefits
2006	2005	2006	2005

Service cost	$109	$75	$44	$42
Interest cost	119	102	42	44
Expected return on plan assets	(101)	(91)	-	-
Amortization of prior service cost	-	5	(11)	(11)
Amortization of transition (asset) obligation	6	(1)	-	-
Recognized net actuarial loss	49	33	10	12
Net periodic benefit cost	$182	$123	$85	$87

The Company expects to contribute $470,000 to its pension plan and $60,000 to its other postretirement benefits plan in 2006. As of June 30, 2006, a contribution of $218,000 was made to the pension plan and $27,000 of contributions had been made to the other postretirement benefits plan.

F.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,235,000 at June 30, 2006 and $1,691,000 at December 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2006 was insignificant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company based on current management’s expectations. The Company's ability to predict results or the effect of future plans and strategies is inherently uncertain and actual results, performance or achievements could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Some of these and other factors are discussed in the Company’s annual and quarterly reports filed with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company’s financial position and results of operation.

A. Overview - Financial Condition

During the period from December 31, 2005 to June 30, 2006, total assets increased $16,527,000 or 4.3%. The decrease in cash and cash was offset by increases in available for sale and held to maturity securities and net loans. Cash and cash equivalents decreased from $24,192,000 at year end 2005 to $18,547,000 at June 30, 2006, a decrease of $5,645,000 or 23.3%. Securities available for sale increased from $88,984,000 at year end 2005 to $100,883,000 at June 30, 2006, an increase of $11,899,000 or 13.4%. Securities held to maturity increased from $8,195,000 at year end 2005 to $10,857,000 at June 30, 2006, an increase of $2,662,000 or 32.5%. The Company’s unrealized losses associated with the available for sale investment portfolio, increased by $1,897,000 from December 31, 2005 to June 30, 2006. The total unrealized losses as of June 30, 2006 were $3,648,000. Management considers this temporary impairment an acceptable risk in light of increased interest rates offset by the excellent credit quality of these agency securities. Net loans increased from $240,646,000 at year end 2005 to $246,112,000 at June 30, 2006, an increase of $5,466,000 or 2.3%.

Deposits increased from $312,096,000 at December 31, 2005 to $333,821,000 at June 30, 2006, an increase of $21,725,000 or 7.0%. Demand deposits increased from $65,266,000 at December 31, 2005 to $66,444,000 at June 30, 2006, an increase of $1,178,000 or 1.8%. These lower cost deposits are an important offset to the cost of higher priced funds. Savings deposits increased from $86,094,000 at December 31, 2005 to $103,472,000 at June 30, 2006, an increase of $17,378,000 or 20.2%. Time deposits increased $6,416,000 or 5.2% to $129,651,000 at June 30, 2006 from $123,235,000 at December 31, 2005. NOW and super NOW accounts decreased from $37,501,000 at December 31, 2005 by $3,247,000 or 8.7%, to $34,254,000 at June 30, 2006. Non deposit liabilities decreased from $32,728,000 at December 31, 2005 to $28,321,000 at June 30, 2006, a decrease of $4,407,000 or 13.5%, largely due to a $5,000,000 or 20% repayment of Federal Home Loan Bank borrowings at June 30, 2006.

Total stockholders’ equity decreased $791,000 or 1.9% from $42,519,000 at December 31, 2005 to $41,728,000 at June 30, 2006. This decrease was the result of net income of $2,173,000 less cash dividends of $976,000, a $1,370,000 increase in accumulated other comprehensive loss, and stock repurchases of $618,000.

	June 30, 2006		December 31, 2005
Loan Portfolio Composition, dollars shown in thousands:	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$91,417	36.6%	$89,598	36.7%
Commercial	85,372	34.2%	81,587	33.4%
Home Equity	23,641	9.5%	22,697	9.3%
Farm Land	3,806	1.5%	3,443	1.4%
Construction	6,044	2.4%	5,956	2.4%
	210,280	84.2%	203,281	83.2%

OTHER LOANS
Commercial Loans	28,160	11.3%	28,644	11.7%
Consumer Installment Loans	10,674	4.3%	11,673	4.8%
Other Consumer Loans	274	0.1%	128	0.1%
Agriculture Loans	347	0.1%	535	0.2%
	39,455	15.8%	40,980	16.8%
Total Loans	249,735	100.0%	244,261	100.0%
Allowance for Loan Losses	(3,623)		(3,615)
TOTAL LOANS, NET	$246,112		$240,646

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $90,000 for the six months ended June 30, 2006 compared to $120,000 for the six months ended June 30, 2005. Total charge-offs for the six month period ended June 30, 2006 were $330,000 compared to $181,000 for the same period in the prior year, recoveries also increased, from $124,000 for the 2005 period to $248,000 for the 2006 period. The amounts represent net charge-offs of $82,000 for the six months ended 2006 versus net charge-offs of $57,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
Changes in the allowance for loan losses are summarized as follows for the periods ended, dollars shown in thousands:	2006	2005	2005
Balance at beginning of period	$3,615	$3,645	$3,645
Provision for loan losses	90	120	180
Loans charged-off	(330)	(181)	(440)
Recoveries	248	124	230
Balance at end of period	$3,623	$3,708	$3,615

Annualized net charge-offs as a percentage of
average outstanding loans	0.07%	0.05%	0.09%
Allowance for loan losses to:
Total loans	1.45%	1.54%	1.48%
Total nonperforming loans	158.50%	116.60%	123.70%

C. Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due, or if the loan is not in the process of collection. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution. Interest income on nonaccrual loans which are well secured, is recorded on a cash basis.

Nonperforming loans are summarized as follows at, dollars shown in thousands:	June 30, 2006	December 31, 2005
Nonaccrual loans	$2,282	$2,922
Loans past due 90 days or more and still accruing interest	5	0
Total nonperforming loans	2,287	2,922
Nonperforming loans as a percentage of total loans	0.92%	1.19%

As of June 30, 2006 and December 31, 2005, there were $2,287,000 and $2,922,000 in loans which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. None of the impaired loans at June 30, 2006 or December 31, 2005 required a specific valuation allowance.

D. Capital

Under the Federal Reserve Bank’s risk-based capital rules, the Company’s Tier I risk-based capital was 16.7% and total risk-based capital was 18.0% of risk-weighted assets at June 30, 2006. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.1% at June 30, 2006 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements at June 30, 2006, dollars shown in thousands.

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive income	$44,455

TIER II CAPITAL
Allowance for loan losses[1]	3,325
Total risk-based capital	$47.780
Risk-weighted assets[2]	$265,723
Average assets	$399,307

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.7%
Total risk-based capital (minimum 8.0%)	18.0%
Leverage (minimum 4.0%)	11.1%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

Consolidated Average Balance Sheet for the six months ended June 30, 2006
(Fully Taxable Equivalent)
(Dollars in thousands)

	AVERAGE	INTEREST	AVERAGE
	BALANCE	INCOME/EXPENSE	YIELD/RATE
ASSETS
Investment securities (1)
Taxable securities	$58,490	$1,483	5.07%

Tax exempt securities	49,057	1,501	6.12%
TOTAL SECURITIES	107,547	2,984	5.55%

Short term investments	16,097	366	4.55%
Loans
Real estate mortgages	174,987	6,039	6.90%
Home equity loans	23,168	747	6.45%
Time and demand loans	28,036	1,176	8.39%
Installment loans	16,723	841	10.06%
Other loans	1,554	119	15.32%
TOTAL LOANS (2)	244,468	8,922	7.30%
TOTAL INTEREST EARNING ASSETS	368,112	12,272	6.67%
Other assets	31,195
TOTAL ASSETS	$399,307

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$36,822	91	0.49%
Savings and insured money market deposits	95,179	917	1.93%
Time deposits	127,243	2,331	3.66%
TOTAL INTEREST BEARING DEPOSITS	259,244	3,339	2.58%
Short-term debt	284	6	4.23%
Long-term debt	23,122	558	4.83%
TOTAL INTEREST BEARING LIABILITIES	282,650	3,903	2.76%
Demand deposits	66,202
Other liabilities	7,985
TOTAL LIABILITIES	356,837
STOCKHOLDERS' EQUITY	42,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$399,307
NET INTEREST INCOME - TAX EFFECTED		8,369
LESS: TAX GROSS UP ON EXEMPT SECURITIES		509
NET INTEREST INCOME PER STATEMENT OF INCOME		$7,860
NET INTEREST SPREAD			3.91%
NET INTEREST MARGIN (3)			4.55%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets.

Consolidated Average Balance Sheet for the six months ended June 30, 2005
(Fully Taxable Equivalent)
(Dollars in thousands)
	AVERAGE	INTEREST	AVERAGE
	BALANCE	INCOME/EXPENSE	YIELD/RATE
ASSETS
Investment securities (1)
Taxable securities	$55,630	$1,333	4.79%
Tax exempt securities	47,702	1,447	6.07%
TOTAL SECURITIES	103,332	2,780	5.38%

Short term investments	1,509	24	3.18%
Loans
Real estate mortgages	165,583	5,764	6.96%
Home equity loans	21,105	625	5.92%
Time and demand loans	25,366	946	7.46%
Installment loans	17,060	856	10.04%
Other loans	2,685	150	11.17%
TOTAL LOANS (2)	231,799	8,341	7.20%
TOTAL INTEREST EARNING ASSETS	336,640	11,145	6.62%
Other assets	32,711
TOTAL ASSETS	$369,351

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$38,312	49	0.26%
Savings and insured money market deposits	87,552	380	0.87%
Time deposits	105,095	1,331	2.53%
TOTAL INTEREST BEARING DEPOSITS	230,959	1,760	1.52%

Short-term debt	2,738	40	2.92%
Long-term debt	21,925	540	4.93%
TOTAL INTEREST BEARING LIABILITIES	255,622	2,340	1.83%
Demand deposits	65,358
Other liabilities	7,589
TOTAL LIABILITIES	328,569
STOCKHOLDERS' EQUITY	40,782
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$369,351

NET INTEREST INCOME - TAX EFFECTED		8,805
LESS: TAX GROSS UP ON EXEMPT SECURITIES		492
NET INTEREST INCOME PER STATEMENT OF INCOME		$8,313
NET INTEREST SPREAD			4.79%
NET INTEREST MARGIN (3)			5.23%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets.

Consolidated Average Balance Sheet for the three months ended June 30, 2006
(Fully Taxable Equivalent)
(Dollars in thousands)
	AVERAGE	INTEREST	AVERAGE
	BALANCE	INCOME/EXPENSE	YIELD/RATE
ASSETS
Investment securities (1)
Taxable securities	$65,224	$834	5.11%
Tax exempt securities	50,491	767	6.08%
TOTAL SECURITIES	115,715	1,601	5.53%

Short term investments	10,964	133	4.85%
Loans
Real estate mortgages	177,335	3,027	6.83%
Home equity loans	23,815	389	6.53%
Time and demand loans	28,565	608	8.51%
Installment loans	17,135	444	10.36%
Other loans	1,804	53	11.75%
TOTAL LOANS (2)	248,654	4,521	7.27%
TOTAL INTEREST EARNING ASSETS	375,333	6,255	6.67%
Other assets	30,710
TOTAL ASSETS	$406,043

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$33,584	41	0.49%
Savings and insured money market deposits	101,586	536	2.11%
Time deposits	130,586	1,204	3.69%
TOTAL INTEREST BEARING DEPOSITS	265,756	1,781	2.68%

Short-term debt	284	3	4.22%
Long-term debt	21,501	260	4.84%
TOTAL INTEREST BEARING LIABILITIES	287,541	2,044	2.84%
Demand deposits	67,934
Other liabilities	7,811
TOTAL LIABILITIES	363,286
STOCKHOLDERS' EQUITY	42,757
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$406,043

NET INTEREST INCOME - TAX EFFECTED		4,211
LESS: TAX GROSS UP ON EXEMPT SECURITIES		259
NET INTEREST INCOME PER STATEMENT OF INCOME		$3,952
NET INTEREST SPREAD			3.82%
NET INTEREST MARGIN (3)			4.49%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets.

Consolidated Average Balance Sheet for the three months ended June 30, 2005
(Fully Taxable Equivalent)
(Dollars in thousands)

	AVERAGE	INTEREST	AVERAGE
	BALANCE	INCOME/EXPENSE	YIELD/RATE
ASSETS
Investment securities (1)
Taxable securities	$54,937	$657	4.78%
Tax exempt securities	47,911	721	6.02%
TOTAL SECURITIES	102,848	1,378	5.36%

Short term investments	1,275	13	4.08%
Loans
Real estate mortgages	166,422	2,918	6.89%
Home equity loans	21,615	315	5.83%
Time and demand loans	27,210	518	7.61%
Installment loans	17,209	420	9.76%
Other loans	2,859	74	10.35%
TOTAL LOANS (2)	238,315	4,245	7.13%
TOTAL INTEREST EARNING ASSETS	342,438	5,636	6.58%
Other assets	33,477
TOTAL ASSETS	$375,915

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$36,540	24	0.26%
Savings and insured money market deposits	90,647	209	0.92%
Time deposits	103,506	686	2.65%
TOTAL INTEREST BEARING DEPOSITS	230,693	919	1.59%

Short-term debt	3,425	26	3.04%
Long-term debt	25,594	307	4.80%
TOTAL INTEREST BEARING LIABILITIES	259,712	1,252	1.93%
Demand deposits	66,071
Other liabilities	8,311
TOTAL LIABILITIES	334,094
STOCKHOLDERS' EQUITY	41,821
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$375,915

NET INTEREST INCOME - TAX EFFECTED		4,384
LESS: TAX GROSS UP ON EXEMPT SECURITIES		245
NET INTEREST INCOME PER STATEMENT OF INCOME		$4,139
NET INTEREST SPREAD			4.66%
NET INTEREST MARGIN (3)			5.12%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets.

VOLUME AND RATE ANALYSIS
Six months ended June 30, 2006 (Dollars in thousands)

	Increase (Decrease)
	Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Investment securities	$113	$91	$204
Federal funds sold	232	110	342
Loans	456	125	581
Total interest income	801	326	1,127

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	44	42
Savings and insured money market deposits	33	504	537
Time deposits	280	720	1,000
Short-term debt	(36)	2	(34)
Long-term debt	29	(11)	18
Total interest expense	304	1,259	1,563
Net interest income	$497	($933)	($436)

Three months ended June 30, 2006 (Dollars in thousands)

	Increase (Decrease)
	Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Investment securities	$172	$51	$223
Federal funds sold	109	11	120
Loans	184	92	276
Total interest income	465	154	619

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	19	17
Savings and insured money market deposits	24	303	327
Time deposits	176	342	518
Short-term debt	(24)	1	(23)
Long-term debt	(53)	6	(47)
Total interest expense	121	671	792
Net interest income	$344	$(517)	$(173)

Liquidity

The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the payment of interest on deposits, borrowings, withdrawal of deposits on demand or at their contractual maturity, and the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. The Company and its subsidiary achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, the availability of lines of credit and access to capital markets.

Liquidity at the subsidiary bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits and wholesale funds. The strength of the subsidiary bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, and the Federal Home Loan Bank.

The primary source of liquidity for the parent company are dividends from the bank.

In 2006, cash generated from operating activities amounted to $2.3 million and cash provided by financing activities amounted to $14.9 million. These amounts were offset by amounts used in investing activities of $22.8 million, resulting in a net decrease in cash and cash equivalents of $5,645,000. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More at June 30, 2006, dollars in thousands:

Deposits
Due three months or less	$11,878
Over three months through six months	12,906
Over six months though twelve months	6,325
Over twelve months	15,553
$46,662

E.     Result of Operations

Comparison of the three month periods June 30, 2006 and 2005

Net income for the quarter ended June 30, 2006 decreased by $196,000 to $1,200,000 compared to $1,396,000 for the corresponding period in 2005. The primary reason for this decrease is a $187,000 decrease in net interest income. An increase of $792,000 in deposit interest expense for the quarter ended June 30, 2006 compared to the same period in 2005, negated the $605,000 increase in taxable interest and dividend income for the corresponding periods. The Company’s annualized return on average assets was 1.2% and 1.5% for the quarters ended June 30, 2006 and 2005, respectively. The annualized return on average stockholders’ equity was 11.2% and 13.4% for the second quarter of 2006 and 2005, respectively.

Total interest income for the second quarter of 2006 increased $605,000 or 11.2% from the corresponding period in 2005 and total interest expense increased $792,000 or 63.3% from the corresponding period in 2005. Net interest income decreased $187,000 or 4.5% from the prior year period. Non-interest income for the second quarter of 2006 decreased $73,000 or 7.7% from the corresponding period in 2005. Total non-interest expenses increased $155,000 or 5.0% from the second quarter of 2005 as compared to the second quarter of 2006.

Total interest income increased as did the overall yield on average interest earning assets. Total average interest earning assets were $375,333,000 for the three month period ended June 30, 2006 compared to $342,438,000 for the corresponding period in 2005, an increase of $32,895,000 or 9.6%. The yield on total average interest earning assets increased from 6.58% for the quarter ended June 30, 2005 to 6.67% for the quarter ended June 30, 2006 or 9 basis points. There was an increase of $10,340,000 or 4.3% on average loans, for the quarter ended June 30, 2006 as compared to June 30, 2005. The yield on total average loans increased 14 basis points from 7.13% for the quarter ended June 30, 2005 to 7.27% for the respective period in 2006. Total average securities increased by $12,867,000 or 12.5% from June 30, 2005 to June 30, 2006.

Average loans increased a total of $10,340,000 and 14 basis points up to $248,654,000 for the three month period ended June 30, 2006 from the same period in the prior year. Real estate mortgages comprised $7,913,000 of the increase; up from $169,422,000 from June 30, 2005 to $177,335,000 for June 30, 2006 or 4.7% increase. The average yield decreased 6 basis points. Higher non-accrual interest paid in the period ended 2005 verses 2006 combined with the effects of timing differences arising from mortgage deferred income (FAS 91), negated all gains resulting from the addition of higher average rate new loans. The remaining loan categories had increased yields for the quarter ended June 30, 2006 versus the same period in 2005 primarily due to their variable rate features which increased as the prime rate rose. Home equity loans grew 10.2% for the quarter ended June 30, 2006 over 2005 with an increase in the average yield of 70 basis points rising from 5.83% in 2005 to 6.53% in 2006. Time and demand loan yields increased $1,355,000 or 5.0% to $28,565,000 with an improvement of 90 basis points from 7.61% for the quarter ended June 30, 2005 to 8.51% in 2006.

Average short term investments increased $9,689,000 for the quarter ended June 2006 from the same period in 2005 with a 77 basis point increase due to rising interest rates. Average investment securities increased $12,867,000 and 17 basis points from 5.36% for the quarter ended June 30, 2005 to 5.53% for the quarter ended June 30, 2006.

Total interest expense increased as a result of an increase in the overall rate paid on interest bearing liabilities. The total average balance for interest bearing liabilities was $287,541,000 for the quarter ended June 30, 2006 compared to $259,712,000 for the corresponding period in 2005, an increase of $27,829,000 or 10.7%. The rate paid on interest bearing liabilities increased by 91 basis points from 1.93% for the quarter ended June 30, 2005 to 2.84% for the quarter period ended June 30, 2006.

The provision for loan losses was $60,000 for the three months ended June 30, 2005, versus no provision for the three months ended June 30, 2006. This decrease was primarily due to improved overall asset quality and lower delinquency rates, offset to some degree by overall loan growth.

Non-interest income was $873,000 for the three month period ended June 30, 2006 compared to $946,000 for the corresponding period in 2005, a decrease of $73,000 or 7.7%. This decrease was primarily due to a decrease in checking account service charges and a lower increase in the cash surrender value of bank owned life insurance due to the contractual rates paid by the insurers.

Non-interest expenses were $3,286,000 for the three month period ended June 30, 2006 compared to $3,131,000 for the corresponding period in 2005, an increase of $155,000 or 5.0%. Salaries and employee benefits increased $104,000 or 5.7% from 2005 to $1,913,000, and foreclosed real estate expense increased $47,000 to $29,000 for the three months ended June 30, 2006 from an income position for the same period in 2005.

Income tax expense was $339,000 for the three month period ended June 30, 2006 compared to $498,000 for the corresponding period in 2005, a decrease of $159,000 or 31.9%. This decrease was primarily due to a decrease in taxable income. The Company’s effective tax rates were 22.0% and 26.3% for the three month periods ended June 30, 2006 and 2005, respectively. This decrease was primarily due to an increase in the percentage of tax exempt security income during the three month period ended June 30, 2006 compared to the corresponding period in 2005.

Comparison of the six month periods June 30, 2006 and 2005

Net income for the first six months of 2006 decreased by $583,000 to $2,173,000 compared to $2,756,000 for the same period in 2005. This overall decrease was primarily due a decrease in net interest income of $453,000 or 5.5%, a decrease in non-interest income of $107,000 and an increase of $396,000 in non-interest expenses, partially offset a decrease of $30,000 in provision for loan losses and reduction of income tax expense of $343,000. The Company’s annualized return on average assets was 1.1% for the six months ended June 30, 2006 compared to 1.5% in the same period last year. The annualized return on average stockholders’ equity was 10.2% and 13.5% for the first six months of 2006 and 2005, respectively.

The total average balance for earning assets was $368,112,000 for the six month period ended June 30, 2006 compared to $336,640,000 for the same six month period in 2005, an increase of $31,472,000 or 9.3%. The overall yield on average interest earning assets increased 5 basis points from 6.62% in 2005 to 6.67% in 2006. There were increases in each category of average interest earning assets; short term investments increased $14,588,000, loans increased $12,669,000 or 5.5%, and securities increased $4,215,000 or 4.1%. Tax equivalent interest income increased $1,126,000 in the first six months of 2006 compared to the same period in 2005, primarily due to an increase in average earning assets. The yield on average investment securities increased 17 basis points from 5.38% in 2005 to 5.55% in 2006 due to the purchase of higher yielding securities. The yield on the total average loan portfolio decreased by 10 basis points in the six months ended June 30, 2006 compared to the first six months of 2005. Several loan categories average rates increased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 6 basis points for the six month period. There was an increase of $5.4 million in higher average rate residential and commercial mortgage loans for the first six months of 2006 representing a 3.2% increase in the average loan portfolio from December 31, 2005. This increase was mitigated by the effects of increased non-accrual interest paid and timing differences from mortgage deferred income (FAS 91).

The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 106 basis point increase in the rate paid on interest bearing deposits for the six month period ended June 30, 2006 as compared to the same period in 2005. The overall net interest margin decreased 68 basis points from 5.23% in the first six months of 2005 to 4.55% in the first six months of 2006 due to the increase in rates paid on interest bearing liabilities.

The provision for loan losses was $90,000 for the six months ended June 30, 2006, a decrease of $30,000 compared to $120,000 for the six months ended June 30, 2005. This decrease was principally due to a decrease in anticipated losses for 2006 as compared to 2005 offset the overall improvement in the quality of the loan portfolio.

Non-interest income was $1,681,000 for the first six months of 2006 compared to $1,788,000 for the same period in 2005, a decrease of $107,000 or 6.0%. This decrease was primarily due to reduced service charge income of $56,000 resulting from a decrease in fees from insufficient funds and returned checks. The cash surrender value of bank owned life insurance decreased $42,000 compared to 2005. This decrease reflects lower rates credited to the underlying policies.

Non-interest expenses were $6,669,000 for the first six months of 2006 compared to $6,273,000 for the same period in 2005, an increase of $396,000 or 6.3%. This increase reflects a $79,000 increase in salaries and employee benefits costs due to normal salary increases, and increases in benefit expenses. Foreclosed real estate produced $42,000 in expenses in 2006 compared to gains from the sale of foreclosed real estate of $125,000 in 2005, resulting in an increase in net expense of $167,000 over 2005 levels.  Other non-interest expense increased by $131,000 or 8.4% primarily due to professional fees in connection with the implementation of the regulations of Sarbanes-Oxley.

Income tax expense was $609,000 for the six month period ended June 30, 2006 compared to $952,000 for the corresponding period in 2005, a decrease of $343,000 or 36.0%. The Company’s effective tax rates were 21.9% and 25.7% for the six month periods ended June 30, 2006 and 2005, respectively. This decrease was primarily due to a larger percentage of income before taxes being generated by tax exempt securities.

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

Investment securities are written down to their net realizable value when there is an impairment in value that is considered to be “other than temporary” in nature. The determination of whether or not “other than temporary” impairment exists is a matter of judgment. Management reviews its investment securities portfolio regularly for possible impairment that is “other than temporary” by analyzing the facts and circumstances of each investment and the expectations for that investment’s performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2005. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered securities.

In March, 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 100,000 shares of outstanding stock. During the second quarter of 2006, the following shares were purchased as a part of the repurchase program.  In July 2006, the Board of Directors approved to increase the number of shares to 150,000 under this program.

			Shares
			Purchased
		Average Price	as part of	Capacity to
	Shares	Paid	Repurchase	Purchase
	Purchased	Per Share	Program	More Shares
4/1/2006 - 4/30/2006	0	0	0
5/1/2006 - 5/31/2006	500	20.000	500
6/1/2006 - 6/30/2006	29,680	20.483	29,680
Total	30,180	20.475	30,180	69,820

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders was held on April 25, 2006.
(b) The Following individuals were elected as directors at the annual meeting for three year terms:

John W. Galligan
Arthur E. Keesler
Raymond Walter
Earle A. Wilde

The other continuing directors are: John K. Gempler, Douglas A. Heinle, Kenneth C. Klein, Gibson E. McKean, James F. Roche, and Edward T. Sykes.

(c) The following matters were voted upon and approved by the Registrant’s shareholders at the 2006 Annual Meeting of Shareholders on April 25, 2006.
(i) the election of four directors to serve for three-year terms (Proposal 1)
(ii) the ratification of the appointment of KPMG LLP as independent auditors of the Company for the Fiscal Year ending December 31, 2006 (Proposal 2).
The votes for the above-listed proposals were as follows:
Proposal 1
John W. Galligan received 3,604,152.525 votes for election and 31,677.37 votes were withheld;
Arthur E. Keesler received 3,610,412.415 votes for election and 25,417.48 votes were withheld;
Raymond Walter received 3,610,187.415 votes for election and 25,542.48 votes were withheld.
Earle A. Wilde received 3,609,487.415 votes for election and 26,242.98 votes were withheld.
Proposal 2
Shareholders cast 3,431,722.790 votes for, 99,319.605 votes against and 104,687.49 abstentions.
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

JEFFERSONVILLE BANCORP
(Registrant)

/s/ Raymond Walter
____________________________________________
Raymond Walter
President and Chief Executive Officer

/s/ Charles E. Burnett
____________________________________________
Charles E. Burnett
Chief Financial Officer and Treasurer

August 9, 2006