Form 10-Q
period 2006-09-30
JEFFERSONVILLE BANCORP
filed 2006-11-09
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2006
Common Stock, $0.50 par value per share	4,310,348 shares

INDEX TO FORM 10-Q

		Page
Part 1	FINANCIAL INFORMATION

Item 1	Consolidated Interim Financial Statements (Unaudited)

	Consolidated Balance Sheets at
	September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income for the Three
	Months Ended September 30, 2006 and 2005	2

	Consolidated Statements of Income for the Nine
	Months Ended September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Nine
	Months Ended September 30, 2006 and 2005	4

	Notes to Unaudited Consolidated Interim Financial Statements	5-9

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-24

Item 3	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4	Controls and Procedures	24

Part 2	OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Security Holders	26

Item 5	Other Information	26

Item 6	Exhibits	26

Signatures		27

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$14,309	$15,392
Federal funds sold	0	8,800
Total cash and cash equivalents	14,309	24,192
Securities available for sale, at fair value	101,728	88,984
Securities held to maturity, estimated fair value of $10,611
at September 30, 2006 and $8,233 at December 31, 2005	10,510	8,195
Loans, net of allowance for loan losses of $3,550 at
September 30, 2006 and $3,615 at December 31, 2005	245,625	240,646
Accrued interest receivable	2,600	2,040
Premises and equipment, net	3,127	3,027
Federal Home Loan Bank stock	2,296	2,496
Foreclosed real estate	251	0
Cash surrender value of bank-owned life insurance	13,526	13,217
Other assets	5,490	4,546
Total Assets	$399,462	$387,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Demand deposits	$65,333	$65,266
NOW and super NOW accounts	32,174	37,501
Savings and insured money market deposits	101,435	86,094
Time deposits	125,862	123,235
Total deposits	324,804	312,096

Federal Home Loan Bank borrowings	20,000	25,000
Short-term debt	3,909	427
Accrued expenses and other liabilities	8,480	7,301
Total liabilities	357,193	344,824
Commitments and contingent liabilities
Stockholders' equity
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	0	0
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 451,338 shares at September 30, 2006
and 333,465 at December 31, 2005	(3,521)	(1,108)
Retained earnings	38,198	36,118
Accumulated other comprehensive loss	(1,275)	(1,358)
Total stockholders' equity	42,269	42,519

Total liabilites and stockholders' equity	$399,462	$387,343

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
Unaudited
(In thousands, except for per share data)

	For the three months ended September 30,
	2006	2005

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,699	$4,528
Securities:
Taxable	826	643
Non-taxable	510	492
Federal funds sold	52	0
Other	2	2
TOTAL INTEREST AND DIVIDEND INCOME	6,089	5,665

INTEREST EXPENSE
Deposits	1,866	1,040
Federal Home Loan Bank borrowings	248	350
Other	4	48
TOTAL INTEREST EXPENSE	2,118	1,438

NET INTEREST INCOME	3,971	4,227
Provision for loan losses	0	60

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,971	4,167

NON-INTEREST INCOME
Service charges	469	470
Earnings from cash surrender value
of bank-owned life insurance	105	107
Net security losses	(4)	0
Forecloesed real estate income, net	95	16
Other non-interest income	362	424
TOTAL NON-INTEREST INCOME	1,027	1,017

NON-INTEREST EXPENSES
Salaries and employee benefits	1,933	1,995
Occupancy and equipment expenses	543	467
Other non-interest expenses	755	816
TOTAL NON-INTEREST EXPENSES	3,231	3,278
Income before income tax expense	1,767	1,906
Income tax expense	409	497
NET INCOME	$1,358	$1,409

Basic earnings per common share	$0.31	$0.32

Average common shares outstanding	4,335	4,434

Cash dividend declared per share	$0.11	$0.10

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
Unaudited
(In thousands, except for per share data)

	For the nine months
	ended September 30,
	2006	2005

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$13,621	$12,874
Securities:
Taxable	2,309	1,976
Non-taxable	1,502	1,447
Federal funds sold	411	14
Other	9	7
TOTAL INTEREST AND DIVIDEND INCOME	17,852	16,318

INTEREST EXPENSE
Deposits	5,205	2,800
Federal Home Loan Bank borrowings	806	890
Other	10	88
TOTAL INTEREST EXPENSE	6,021	3,778

NET INTEREST INCOME	11,831	12,540
Provision for loan losses	90	180

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,741	12,360

NON-INTEREST INCOME
Service charges	1,361	1,418
Earnings from cash surrender value
of bank-owned life insurance	309	353
Net security gain (loss)	(4)	6
Foreclosed real estate income, net	53	141
Other non-interest income	947	1,012
TOTAL NON-INTEREST INCOME	2,666	2,930

NON-INTEREST EXPENSES
Salaries and employee benefits	5,865	5,848
Occupancy and equipment expenses	1,540	1,445
Other non-interest expenses	2,453	2,383
TOTAL NON-INTEREST EXPENSES	9,858	9,676
Income before income tax expense	4,549	5,614
Income tax expense	1,018	1,449
NET INCOME	$3,531	$4,165

Basic earnings per common share	$0.80	$0.94

Average common shares outstanding	4,400	4,434

Cash dividend declared per share	$0.33	$0.30

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
Unaudited
(Dollars in thousands)

	For the nine months
	ended September 30,
	2006	2005

Operating activities:
Net income	$3,531	$4,165
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	90	180
Write down of foreclosed real estate	7	-
Net gain on sales of other real estate owned	(48)	(125)
Depreciation and amortization	463	431
Net earnings from cash surrender value
of bank-owned life insurance	(309)	(353)
Net security loss (gains)	4	(6)
Increase in accrued interest receivable	(560)	(55)
Increase in other assets	(1,112)	(332)
Increase in accrued expenses and other liabilities	1,179	1,857

Net cash provided by operating activities	3,245	5,762

Investing activities:
Proceeds from maturities and calls:
Securities available for sale	4,362	6,717
Securities held to maturity	1,100	2,842
Proceeds from sales of securities available for sale	1,713	4,782
Purchases:
Securities available for sale	(18,686)	(2,954)
Securities held to maturity	(3,415)	(5,126)
Net increase in loans	(5,460)	(21,380)
Purchase of Federal Home Loan Bank stock	-	(4,176)
Sale of Federal Home Loan Bank stock	200	3,566
Net purchases of premises and equipment	(563)	(500)
Proceeds from sales of foreclosed real estate	295	125

Net cash used in investing activities	(20,454)	(16,104)

Financing activities:
Net increase in deposits	12,708	2,870
Proceeds from Federal Home Loan Bank borrowings	10,000	10,000
Repayments of Federal Home Loan Bank borrowings	(15,000)	-
Net increase (decrease) in short-term borrowings	3,482	(791)
Purchases of treasury stock	(2,413)	-
Cash dividends paid	(1,451)	(1,328)

Net cash provided by financing activities	7,326	10,751

Net (decrease) increase in cash and cash equivalents	(9,883)	409
Cash and cash equivalents at beginning of year	24,192	14,040
Cash and cash equivalents at end of period	$14,309	$14,449

Supplemental information:
Cash paid for:
Interest	$5,720	$3,668
Income taxes	1,179	1,198
Transfer of loans to foreclosed real estate	391	-

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

A.  Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and the cash flows for the nine month periods ended September 30, 2006 and 2005. Certain reclassifications have been made in order to conform with the current year’s presentation. All adjustments are normal and recurring. Third quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2005 Annual Report on Form 10-K.

B. Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three and nine month periods ended September 30, 2006 weighted average common shares outstanding were 4,332,490 and 4,399,132 and for the same periods in 2005 both were 4,434,321 respectively. There were no dilutive securities during any of the periods. Earnings per share were $0.31 for the quarter ended September 30, 2006, as compared to $0.32 per share for the same period in 2005. Earnings per share were $0.80 for the nine months ended September 30, 2006, as compared to $0.94 per share for the same period in 2005.

C. Comprehensive Income

The following tables show comprehensive income for the three-month and nine month periods ended September 30, 2006 and 2005, dollars shown in thousands.

Three Months Ended September 30, 2006:

Net Income	$1,358

Other Comprehensive Income:
Net unrealized holding gains arising during the period,
net of tax (pre-tax amount of $2,415)	1,450
Reclassification adjustment for net losses realized in net
income during the period, net of tax (pre-tax amount of $6)	4
Other comprehensive income	1,454
Total comprehensive income	$2,812

Three Months Ended September 30, 2005:

Net Income	$1,409

Other Comprehensive Loss:
Net unrealized holding losses arising during the period,
net of tax (pre-tax amount of $1,148)	(659)
Total comprehensive income	$750

Nine Months Ended September 30, 2006:

Net Income	$3,531

Other Comprehensive Income:
Net unrealized holding gains arising during the period,
net of tax (pre-tax amount of $131)	79
Reclassification adjustment for net losses realized in net
income during the period, net of tax (pre-tax amount of $6)	4
Other comprehensive income	83
Total comprehensive income	$3,614

Nine Months Ended September 30, 2005:

Net Income	$4,165

Other Comprehensive Loss:
Net unrealized holding losses arising during the period,
net of tax (pre-tax amount of $626)	(359)
Reclassification adjustment for net gains realized in net
income during the period, net of tax (pre-tax amount of $6)	(4)
Other comprehensive loss	(363)
Total comprehensive income	$3,802

D. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 on the consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is currently analyzing the effects of SAB 108 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

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

For the nine months ended September 30, 2006 and 2005, dollars shown in thousands:

	Pension benefits		Postretirement benefits
	2006	2005	2006	2005

Service cost	$327	$223	$132	$124
Interest cost	357	306	126	132
Expected return on plan assets	(303)	(275)	-	-
Amortization of prior service cost	—	19	(33)	(33)
Amortization of transition (asset) obligation	18	(3)	—	—
Recognized net actuarial loss	147	101	30	40
Net periodic benefit cost	$546	$371	$255	$263

For the three months ended September 30, 2006 and 2005, dollars shown in thousands:

Pension benefits		Postretirement benefits
2006	2005	2006	2005

Service cost	$109	$74	$44	$41
Interest cost	119	102	42	44
Expected return on plan assets	(101)	(92)	-	-
Amortization of prior service cost	—	7	(11)	(11)
Amortization of transition (asset) obligation	6	(1)	—	—
Recognized net actuarial loss	49	34	10	14
Net periodic benefit cost	$182	$124	$85	$88

The Company expects to contribute an aggregate amount of $490,000 to its pension plan and $60,000 to its other postretirement benefits plan in 2006. As of September 30, 2006, a contribution of $482,000 was made to the pension plan and $45,000 of contributions had been made to the other postretirement benefits plan.

F. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,235,000 at September 30, 2006 and $1,691,000 at December 31, 2005 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2006 was insignificant.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company based on current management’s expectations. Economic circumstances, the Company's operations and the Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Some of these and other factors are discussed in the Company’s annual and quarterly reports filed with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company’s financial position and results of operation.

A. Overview - Financial Condition

During the period from December 31, 2005 to September 30, 2006, total assets increased $12,119,000 or 3.1%. The decrease in cash and cash equivalents was offset by increases in available for sale and held to maturity securities and net loans. Cash and cash equivalents decreased from $24,192,000 at year end 2005 to $14,309,000 at September 30, 2006, a decrease of $9,883,000 or 40.9%. Securities available for sale increased from $88,984,000 at year end 2005 to $101,728,000 at September 30, 2006, an increase of $12,744,000 or 14.3%. Securities held to maturity increased from $8,195,000 at year end 2005 to $10,510,000 at September 30, 2006, an increase of $2,315,000 or 28.2%. Diminished loan demand was the primary reason for the increase in the Company’s investment portfolio. The Company’s unrealized losses associated with the available for sale investment portfolio, decreased by $41,000 from December 31, 2005 to September 30, 2006. The total unrealized losses as of September 30, 2006 were $1,710,000. Management considers this temporary impairment an acceptable risk in light of increased interest rates offset by the excellent credit quality of these agency securities. Net loans increased from $240,646,000 at year end 2005 to $245,625,000 at September 30, 2006, an increase of $4,979,000 or 2.1%.

Deposits increased from $312,096,000 at December 31, 2005 to $324,804,000 at September 30, 2006, an increase of $12,708,000 or 4.1%. Demand deposits increased from $65,266,000 at December 31, 2005 to $65,333,000 at September 30, 2006, an increase of $67,000 or 0.1%. These lower cost deposits are an important offset to the cost of higher priced funds. Savings deposits increased from $86,094,000 at December 31, 2005 to $101,435,000 at September 30, 2006, an increase of $15,341,000 or 17.8%. Time deposits increased $2,627,000 or 2.1% to $125,862,000 at September 30, 2006 from $123,235,000 at December 31, 2005. NOW and super NOW accounts decreased from $37,501,000 at December 31, 2005 by $5,327,000 or 14.2%, to $32,174,000 at September 30, 2006. The major increase in higher cost funds can be attributed to the addition of $15,000,000 of brokered deposits at the end of last year and the Federal Reserve Bank’s actions to increase interest rates. Non deposit liabilities decreased from $32,728,000 at December 31, 2005 to $32,389,000 at September 30, 2006, a decrease of $339,000 or 1.0%, largely due to a $5,000,000 or 20% repayment of Federal Home Loan Bank long-term borrowings, partially offset by short-term borrowings of $3,900,000 at September 30, 2006.

Total stockholders’ equity decreased $250,000 or 0.6% from $42,519,000 at December 31, 2005 to $42,269,000 at September 30, 2006. This decrease was the result of net income of $3,531,000 less cash dividends of $1,451,000, an $83,000 increase in accumulated other comprehensive loss, and company stock repurchases of $2,413,000.

Loan Portfolio Composition, dollars shown in thousands:

	September 30,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$92,761	37.3%	$89,598	36.7%
Commercial	84,240	33.8%	81,587	33.4%
Home Equity	23,988	9.6%	22,697	9.3%
Farm Land	3,770	1.5%	3,443	1.4%
Construction	6,072	2.4%	5,956	2.4%
	210,831	84.6%	203,281	83.2%

OTHER LOANS
Commercial Loans	27,101	10.9%	28,644	11.7%
Consumer Installment Loans	10,617	4.3%	11,673	4.8%
Other Consumer Loans	306	0.1%	128	0.1%
Agriculture Loans	320	0.1%	535	0.2%
	38,344	15.4%	40,980	16.8%
Total Loans	249,175	100.0%	244,261	100.0%
Allowance for Loan Losses	(3,550)		(3,615)
TOTAL LOANS, NET	$245,625		$240,646

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision for loan losses was $90,000 for the nine months ended September 30, 2006 compared to $180,000 for the nine months ended September 30, 2005. Total charge-offs for the nine month period ended September 30, 2006 were $463,000 compared to $301,000 for the same period in the prior year, recoveries also increased, from $185,000 for the 2005 period to $308,000 for the 2006 period. These amounts represent net charge-offs of $155,000 for the nine months ended 2006 versus net charge-offs of $116,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended, dollars shown in thousands:

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2006	2005	2005
Balance at beginning of period	$3,615	$3,645	$3,645
Provision for loan losses	90	180	180
Loans charged-off	(463)	(301)	(440)
Recoveries	308	185	230

Balance at end of period	$3,550	$3,709	$3,615
Annualized net charge-offs as a percentage of average outstanding loans	0.08%	0.07%	0.09%
Allowance for loan losses to:
Total loans	1.42%	1.51%	1.48%
Total nonperforming loans	169.7%	126.0%	123.7%

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

Nonperforming loans are summarized as follows at, dollars shown in thousands:

	September 30,	December 31,
	2006	2005
Nonaccrual loans	$1,989	$2,922
Loans past due 90 days or more and still accruing interest	103	0
Total nonperforming loans	$2,092	$2,922
Nonperforming loans as a percentage of total loans	0.84%	1.19%

As of September 30, 2006 and December 31, 2005, there were $1,628,000 and $2,922,000 in loans which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. None of the impaired loans at September 30, 2006 or December 31, 2005 required a specific valuation allowance.

D. Capital

Under the Federal Reserve Bank’s risk-based capital rules, the Company’s Tier I risk-based capital was 16.5% and total risk-based capital was 17.8% of risk-weighted assets at September 30, 2006. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 10.9% at September 30, 2006 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements at September 30, 2006, dollars shown in thousands.

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$43,544
TIER II CAPITAL
Allowance for loan losses[1]	3,295
Total risk-based capital	$46,839
Risk-weighted assets[2]	$263,408
Average assets	$399,808

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.5%
Total risk-based capital (minimum 8.0%)	17.8%
Leverage (minimum 4.0%)	10.9%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for excess allowance for loan losses excluded from total risk-based capital

Consolidated Average Balance Sheet for the nine months ended September 30, 2006
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate
ASSETS
Investment securities (1)
Taxable securities	$61,149	$2,309	5.03%
Tax exempt securities	49,422	2,276	6.14%
TOTAL SECURITIES	110,571	4,585	5.53%

Short term investments	12,053	420	4.65%
Loans
Real estate mortgages	176,549	9,249	6.99%
Home equity loans	23,431	1,157	6.58%
Time and demand loans	27,578	1,780	8.61%
Installment loans	16,778	1,269	10.08%
Other loans	1,612	166	13.73%
TOTAL LOANS (2)	245,948	13,621	7.38%
TOTAL INTEREST EARNING ASSETS	368,572	18,626	6.74%
Other assets	31,236
TOTAL ASSETS	$399,808

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$35,606	133	0.50%
Savings and insured money market deposits	98,130	1,513	2.06%
Time deposits	127,188	3,559	3.73%
TOTAL INTEREST BEARING DEPOSITS	260,924	5,205	2.66%

Short-term debt	327	10	4.08%
Long-term debt	22,070	806	4.87%
TOTAL INTEREST BEARING LIABILITIES	283,321	6,021	2.83%
Demand deposits	66,063
Other liabilities	8,209
TOTAL LIABILITIES	357,593
STOCKHOLDERS' EQUITY	42,215
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$399,808

NET INTEREST INCOME - TAX EFFECTED		12,605
LESS: TAX GROSS UP ON EXEMPT SECURITIES		774
NET INTEREST INCOME PER STATEMENT OF INCOME		$11,831
NET INTEREST SPREAD			3.90%
NET INTEREST MARGIN (3)			4.56%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets

Consolidated Average Balance Sheet for the nine months ended September 30, 2005
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate
ASSETS
Investment securities (1)
Taxable securities	$55,089	$1,976	4.78%
Tax exempt securities	48,022	2,192	6.09%
TOTAL SECURITIES	103,111	4,168	5.39%

Short term investments	1,059	21	2.64%
Loans
Real estate mortgages	167,964	8,836	7.01%
Home equity loans	21,396	964	6.01%
Time and demand loans	27,122	1,554	7.64%
Installment loans	17,099	1,289	10.05%
Other loans	2,666	231	11.55%
TOTAL LOANS (2)	236,247	12,874	7.27%
TOTAL INTEREST EARNING ASSETS	340,417	17,063	6.68%
Other assets	32,072
TOTAL ASSETS	$372,489

LIABILITIES AND STOCKHOLDERS' EQUITY

NOW and super NOW accounts	$37,330	80	0.29%
Savings and insured money market deposits	88,040	631	0.96%
Time deposits	104,065	2,089	2.68%
TOTAL INTEREST BEARING DEPOSITS	229,435	2,800	1.63%

Short-term debt	3,575	88	3.28%
Long-term debt	24,141	890	4.92%
TOTAL INTEREST BEARING LIABILITIES	257,151	3,778	1.96%
Demand deposits	67,258
Other liabilities	6,923
TOTAL LIABILITIES	331,332
STOCKHOLDERS' EQUITY	41,157
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$372,489

NET INTEREST INCOME - TAX EFFECTED		13,285
LESS: TAX GROSS UP ON EXEMPT SECURITIES		745
NET INTEREST INCOME PER STATEMENT OF INCOME		$12,540
NET INTEREST SPREAD			4.72%
NET INTEREST MARGIN (3)			5.20%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets

Consolidated Average Balance Sheet for the three months ended September 30, 2006
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate
ASSETS
Investment securities (1)
Taxable securities	$67,110	$826	4.92%
Tax exempt securities	50,691	775	6.12%
TOTAL SECURITIES	117,801	1,601	5.44%

Short term investments	4,142	54	5.22%
Loans
Real estate mortgages	181,595	3,210	7.07%
Home equity loans	24,212	410	6.77%
Time and demand loans	26,970	604	8.96%
Installment loans	17,072	428	10.03%
Other loans	1,745	47	10.77%
TOTAL LOANS (2)	251,594	4,699	7.47%
TOTAL INTEREST EARNING ASSETS	373,537	6,354	6.80%
Other assets	31,661
TOTAL ASSETS	$405,198

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$33,579	42	0.50%
Savings and insured money market deposits	105,078	596	2.27%
Time deposits	128,476	1,228	3.82%
TOTAL INTEREST BEARING DEPOSITS	267,133	1,866	2.79%

Short-term debt	416	4	3.85%
Long-term debt	20,220	248	4.91%
TOTAL INTEREST BEARING LIABILITIES	287,769	2,118	2.94%
Demand deposits	66,512
Other liabilities	8,745
TOTAL LIABILITIES	363,026
STOCKHOLDERS' EQUITY	42,172
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$405,198
NET INTEREST INCOME - TAX EFFECTED		4,236
LESS: TAX GROSS UP ON EXEMPT SECURITIES		265
NET INTEREST INCOME PER STATEMENT OF INCOME		$3,971
NET INTEREST SPREAD			3.86%
NET INTEREST MARGIN (3)			4.54%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets

Consolidated Average Balance Sheet for the three months ended September 30, 2005
(Fully Taxable Equivalent) (Dollars in thousands)

	Average	Interest	Average
	Balance	Income/Expense	Yield/Rate
ASSETS
Investment securities (1)
Taxable securities	$54,618	$643	4.71%
Tax exempt securities	49,186	745	6.06%
TOTAL SECURITIES	103,804	1,388	5.35%

Short term investments	176	2	4.56%
Loans
Real estate mortgages	174,545	3,067	7.03%
Home equity loans	22,210	339	6.11%
Time and demand loans	30,913	608	7.87%
Installment loans	17,364	433	9.97%
Other loans	2,658	81	12.19%
TOTAL LOANS (2)	247,690	4,528	7.31%
TOTAL INTEREST EARNING ASSETS	351,670	5,918	6.73%
Other assets	31,154
TOTAL ASSETS	$382,824

LIABILITIES AND STOCKHOLDERS' EQUITY
NOW and super NOW accounts	$35,787	31	0.35%
Savings and insured money market deposits	89,978	251	1.12%
Time deposits	103,160	758	2.94%
TOTAL INTEREST BEARING DEPOSITS	228,925	1,040	1.82%

Short-term debt	5,279	48	3.64%
Long-term debt	28,814	350	4.86%
TOTAL INTEREST BEARING LIABILITIES	263,018	1,438	2.19%
Demand deposits	71,777
Other liabilities	5,674
TOTAL LIABILITIES	340,469
STOCKHOLDERS' EQUITY	42,355
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,824
NET INTEREST INCOME - TAX EFFECTED		4,480
LESS: TAX GROSS UP ON EXEMPT SECURITIES		253
NET INTEREST INCOME PER STATEMENT OF INCOME		$4,227
NET INTEREST SPREAD			4.54%
NET INTEREST MARGIN (3)			5.10%

1.	Includes both held to maturity and available for sale securities. Yields on securities available for sale are based on amortized costs and tax exempt securities are tax effected at a rate of 34%.
2.
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

3.	Computed by dividing net interest income by average interest earning assets

VOLUME AND RATE ANALYSIS
Nine months ended September 30, 2006 compared to 2005

(Dollars in thousands)

	Increase (Decrease) Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Investment securities	$302	$115	$417
Short-term investments	218	181	399
Loans	529	218	747
Total interest income	1,049	514	1,563

INTEREST EXPENSE
NOW and
Super NOW deposits	(4)	57	53
Savings and insured
money market deposits	72	810	882
Time deposits	464	1,006	1,470
Short-term debt	(80)	2	(78)
Long-term debt	(76)	(8)	(84)
Total interest expense	376	1,867	2,243
Net interest income	$673	($1,353)	($680)

Three months ended September 30, 2006 compared to 2005

(Dollars in thousands)

	Increase (Decrease) Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Investment securities	$189	$24	$213
Short-term investments	34	18	52
Loans	73	98	171
Total interest income	296	140	436

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	13	11
Savings and insured money market deposits	39	306	345
Time deposits	184	286	470
Short-term debt	(44)	0	(44)
Long-term debt	(105)	3	(102)
Total interest expense	72	608	680
Net interest income	$224	($468)	($244)

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

In 2006, cash generated from operating activities amounted to $3.2 million and cash provided by financing activities amounted to $7.3 million. These amounts were offset by amounts used in investing activities of $20.5 million, resulting in a net decrease in cash and cash equivalents of $9,883,000. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or more at September 30, 2006, dollars in thousands:

Due three months or less	$17,815
Over three months through nine months	7,208
Over nine months though twelve months	7,546
Over twelve months	12,110
$44,679

E.  Result of Operations

Comparison of the three month periods September 30, 2006 and 2005

Net income for the quarter ended September 30, 2006 decreased by $51,000 to $1,358,000 compared to $1,409,000 for the corresponding period in 2005. The primary reason for this decrease is a $256,000 decrease in net interest income. An increase of $680,000 in deposit interest expense for the quarter ended September 30, 2006 compared to the same period in 2005, negated the $424,000 increase in interest and dividend income for the corresponding periods. The Company’s annualized return on average assets was 1.3% and 1.5% for the quarters ended September 30, 2006 and 2005, respectively. The annualized return on average stockholders’ equity was 12.9% and 13.4% for the third quarter of 2006 and 2005, respectively.

Total interest income for the third quarter of 2006 increased $424,000 or 7.5% from the corresponding period in 2005. Total interest expense increased $680,000 or 47.3% from the corresponding period in 2005. Net interest income decreased $256,000 or 6.1% from the prior year period. Non-interest income for the third quarter of 2006 increased $10,000 or 1.0% from the corresponding period in 2005. Total non-interest expenses decreased $47,000 or 1.4% from the third quarter of 2005 as compared to the third quarter of 2006.

Total interest income increased as did the overall yield on average interest earning assets. Total average interest earning assets were $373,537,000 for the three month period ended September 30, 2006 compared to $351,670,000 for the corresponding period in 2005, an increase of $21,867,000 or 6.2%. The yield on total average interest earning assets increased from 6.73% for the three months ended September 30, 2005 to 6.80% for the three months ended September 30, 2006 or 7 basis points due to rising interest rates. There was an increase of $3,904,000 or 1.6% on average loans, for the three months ended September 30, 2006 as compared to September 30, 2005. The yield on total average loans increased 16 basis points from 7.31% for the quarter ended September 30, 2005 to 7.47% for the respective period in 2006. Total average securities increased by $13,997,000 or 13.5% from September 30, 2005 to September 30, 2006.

Average loans increased a total of $3,904,000 and 16 basis points up to $251,594,000 for the three month period ended September 30, 2006 compared to the same period in the prior year. Real estate mortgages comprised $7,050,000 of the increase; up from $174,545,000 at September 30, 2005 to $181,595,000 for September 30, 2006 or a 4.0% increase. The average yield on real estate mortgages increased 4 basis points. Several of the remaining loan categories had yields increase for the quarter ended September 30, 2006 versus the same period in 2005. Home equity loans grew 9.0% for the quarter ended September 30, 2006 over 2005 with an increase in the average yield of 66 basis points rising from 6.11% in 2005 to 6.77% in 2006. Time and demand loans decreased $3,943,000 or 12.8% to $26,970,000 with an improvement of 109 basis points from 7.87% for the quarter ended September 30, 2005 to 8.96% in 2006. The increase in yields was due to variable rate pricing or the prevailing interest rates for this period.

Average short term investments increased $3,966,000 for the quarter ended September 2006 from the same period in 2005 with a 66 basis point increase due to rising interest rates. Average investment securities increased $13,997,000 with interest yield increasing 9 basis points from 5.35% to 5.44% for the quarter ended September 30, 2006 verses the same period in 2005.

Total interest expense increased as a result of higher overall rates paid on interest bearing liabilities. The total average balance for interest bearing liabilities was $287,769,000 for the quarter ended September 30, 2006 compared to $263,018,000 for the corresponding period in 2005, an increase of $24,751,000 or 9.4%. The rate paid on average interest bearing liabilities increased by 75 basis points from 2.19% for the quarter ended September 30, 2005 to 2.94% for the quarter period ended September 30, 2006. The 75 basis point increase in the rate paid on average interest bearing liabilities outpaced the 7 basis point increase in yield on average interest earning assets. This margin compression contributed significantly to the decrease in net interest income earned during the period.

The provision for loan losses was $60,000 for the three months ended September 30, 2005, versus no provision for the three months ended September 30, 2006.

Non-interest income was $1,027,000 for the three month period ended September 30, 2006 compared to $1,017,000 for the corresponding period in 2005, an increase of $10,000 or 1.0% concurrent on change in foreclosed real estate income and other non-interest income.

Non-interest expenses were $3,231,000 for the three month period ended September 30, 2006 compared to $3,278,000 for the corresponding period in 2005, a decrease of $47,000 or 1.4%. Salaries and employee benefits decreased $62,000 or 3.1% from 2005 to $1,933,000 due to FAS 91 deferrals offsetting normal salary increases. Other non-interest expense decreased $61,000 to $755,000 from 2005 which included a decrease in credit card processing fees due to the sale of the credit card portfolio, a decrease in telephone expense as a result of switching to a more cost effective carrier, and decrease in professional fees as the bank enters its second year with Sarbanes-Oxley compliance. These were partially offset by occupancy and equipment expense which increased $76,000 to $543,000 for the three months ended September 30, 2006 from the same period in 2005 due to rising energy cost and repairs made to several facilities.

Income tax expense was $409,000 for the three month period ended September 30, 2006 compared to $497,000 for the corresponding period in 2005, a decrease of $88,000 or 17.7%. This decrease was primarily due to a decrease in taxable income. The Company’s effective tax rates were 23.1% and 26.1% for the three month periods ended September 30, 2006 and 2005, respectively. This decrease was primarily due to an increase in the percentage of tax exempt investment security income of pre-tax income during the three month period ended September 30, 2006 compared to the corresponding period in 2005.

Comparison of the nine month periods September 30, 2006 and 2005

Net income for the first nine months of 2006 decreased by $634,000 to $3,531,000 compared to $4,165,000 for the same period in 2005. This overall decrease was primarily due to a decrease in net interest income of $709,000 or 5.7%, a decrease in non-interest income of $264,000 and an increase of $182,000 in non-interest expenses, partially offset by a decrease of $90,000 in the provision for loan losses and reduction of income tax expense of $431,000. The Company’s annualized return on average assets was 1.2% for the nine months ended September 30, 2006 compared to 1.5% in the same period last year. The annualized return on average stockholders’ equity was 11.2% and 13.5% for the first nine months of 2006 and 2005, respectively.

The total average balance for earning assets was $368,572,000 for the nine month period ended September 30, 2006 compared to $340,417,000 for the same nine month period in 2005, an increase of $28,155,000 or 8.3%. The overall yield on average interest earning assets increased 6 basis points from 6.68% in 2005 to 6.74% in 2006. There were increases in each category of average interest earning assets; short term investments increased $10,994,000, loans increased $9,701,000 or 4.1%, and total securities increased $7,460,000 or 7.2%. Tax equivalent interest income increased $1,563,000 in the first nine months of 2006 compared to the same period in 2005, primarily due to an increase in average earning assets. The yield on average investment securities increased 14 basis points from 5.39% in 2005 to 5.53% in 2006 due to the purchase of higher yielding securities. The yield on the total average loan portfolio increased by 11 basis points in the nine months ended September 30, 2006 compared to the first nine months of 2005. Average rates increased in several loan categories. The average yield on real estate mortgage loans, the major portion of the loan portfolio, decreased 2 basis points for the nine month period. There was an increase of $8,595,000 in the average balance of residential and commercial mortgage loans for the first nine months of 2006 representing a 5.1% increase in the average loan portfolio from December 31, 2005. The 2 basis point decrease in real estate mortgages is primarily due to an extremely competitive marketplace.

The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 103 basis point increase in the rate paid on interest bearing deposits for the nine month period ended September 30, 2006 as compared to the same period in 2005. The overall net interest margin decreased 64 basis points from 5.20% in the first nine months of 2005 to 4.56% in the first nine months of 2006 due to the increase in rates paid on interest bearing liabilities contributing significantly to the decrease in net interest income earned during the period. The Company’s inability to increase earnings coupled with the significant increase in rates paid on liabilities resulted in the $634,000 decrease in net income.

The provision for loan losses was $90,000 for the nine months ended September 30, 2006, a decrease of $90,000 compared to $180,000 for the nine months ended September 30, 2005.

Non-interest income was $2,666,000 for the first nine months of 2006 compared to $2,930,000 for the same period in 2005, a decrease of $264,000 or 9.0%. This decrease was primarily due to reduced credit card fee income of $44,000 resulting from the sale of the portfolio in 2005, reduced service charge income of $57,000 due to a decrease in fees from insufficient funds and returned checks which were partially offset by an increase in foreclosed real estate income of $88,000. Bank owned life insurance earnings decreased $44,000 compared to 2005. This decrease reflects lower rates credited to the underlying policies.

Non-interest expenses were $8,858,000 for the first nine months of 2006 compared to $9,676,000 for the same period in 2005, an increase of $182,000 or 1.9%. This increase reflects a $17,000 increase in salaries and employee benefits costs due to normal salary increases of $48,000 and a $54,000 increases in retirement plan costs, offset by $95,000 in FAS 91 deferrals due to unearned loan origination costs. Occupancy and equipment costs increased $95,000 due to increases in equipment maintenance contract costs, building repairs, and equipment depreciation from the installation of new ATM’s. Other non-interest expense increased by $70,000 or 2.9% which was partially due to timing of professional fees in connection with the implementation of Sarbanes-Oxley regulations in 2006 versus 2005.

Income tax expense was $1,018,000 for the nine month period ended September 30, 2006 compared to $1,449,000 for the corresponding period in 2005, a decrease of $431,000 or 29.7%. The Company’s effective tax rates were 22.4% and 25.8% for the nine month periods ended September 30, 2006 and 2005, respectively. This decrease was primarily due to a larger percentage of income before taxes being generated by tax exempt securities and bank owned life insurance.

F.  Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company's market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and may require the Company to recognize additions to the allowance.

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

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

In April, 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 100,000 shares of outstanding stock. In July 2006, the Board of Directors approved to increase the number of shares to 150,000 under this program. During the second and third quarter of 2006, the following shares were purchased as a part of the repurchase program:
			Shares
			Purchased
		Average Price	as part of	Capacity to
	Shares	Paid	Repurchase	Purchase
	Purchased	Per Share	Program	More Shares

7/1/2006 - 7/31/2006	74,718	$20.500	74,718
8/1/2006 - 8/31/2006	7,725	$20.500	7,725
9/1/2006 - 9/30/2006	5,250	$19.924	5,250
Total	87,693	$20.468	87,693	32,127

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

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

November 9, 2006