Form 10-K
period 2006-12-31
JEFFERSONVILLE BANCORP
filed 2007-03-16
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-19212

JEFFERSONVILLE BANCORP
(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 398, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

(845) 482-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock, $0.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

As of December 31, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $70,920,000 based on the closing price of $18.96 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007
Common Stock, $0.50 par value per share	4,286,188 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Annual Report to Stockholders for the Fiscal Year Ended	Parts I and II
December 31, 2006 (Annual Report to stockholders)

Proxy Statement for the Annual Meeting of Stockholders to be held	Part III Items 10, 11, 12, 13 and 14
April 24, 2007 (Proxy Statement)

JEFFERSONVILLE BANCORP INDEX TO FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL
Jeffersonville Bancorp (the “Company”) was organized as a New York corporation on January 12, 1982, for the purpose of becoming a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Effective June 30, 1982, the Company became the registered bank holding company for The First National Bank of Jeffersonville, a bank chartered in 1913 and organized under the national banking laws of the United States (the “Bank”). The Company is engaged in the business of managing or controlling its subsidiary bank and such other business related to banking as may be authorized under the BHC Act.

At December 31, 2006 and 2005, the Company had total assets of $397.3 million and $387.3 million, securities available for sale of $99.8 million and $89.0 million, securities held to maturity of $9.4 million and $8.2 million and net loans receivable of $247.2 million and $240.6 million, respectively. At December 31, 2006 and 2005, total deposits were $325.1 million and $312.1 million, respectively. At December 31, 2006 and 2005, stockholders’ equity was $41.3 million and $42.5 million, respectively.

The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 133 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

NARRATIVE DESCRIPTION OF BUSINESS

Through its community bank subsidiary, The First National Bank of Jeffersonville, the Company provides traditional banking related services, which constitute the Company’s only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans. The Company’s primary sources of liquidity are its deposit base; Federal Home Loan Bank (“FHLB”) borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale.

The Bank has one subsidiary, FNBJ Holding Corporation, which is a Real Estate Investment Trust (REIT) and is wholly-owned by the Bank.

The Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available on the Company’s website, www.jeffbank.com or upon request submitted to Charles E. Burnett, P.O. Box 398, Jeffersonville, New York 12748.

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA/KEOGH accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2006, 2005 and 2004.

Loan Products. The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York designed to meet the banking needs of individual customers, businesses and municipalities. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

Please see item 7, Results of Operations 2006 versus 2005 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

Risks particular to commercial loans include borrowers’ capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers’ performance and ultimate ability to repay their debt obligations. Commercial real estate loans and other secured commercial loans are exposed to fluctuations in collateral value.

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

A borrower’s ability to repay consumer debt is generally dependent upon the stability of the income stream necessary to service the debt. Adverse changes in economic conditions resulting in higher levels of unemployment increase the risk of consumer defaults. Risk of default is also impacted by a customer’s total debt obligation. While the Bank can analyze a borrower’s capacity to repay at the time a credit decision is made, subsequent extensions of credit by other financial institutions may cause the customer to become over-extended, thereby increasing the risk of default.

Residential Real Estate Loans. The Company originates a variety of mortgage loan products including balloon mortgages, adjustable rate mortgages and fixed rate mortgages. All mortgage loans originated are held in the Bank’s portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower’s employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

SUPERVISION AND REGULATION

The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHC Act”). As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, examination, and supervision by the Federal Reserve. The Bank is a national association, chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is the Bank’s primary federal regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. In addition, as to certain matters, the Bank is subject to regulation by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”).

On November 28, 2006, the Bank entered into a formal written agreement with the OCC. The agreement provides for a comprehensive action plan designed to enhance the Board of Directors’ and management’s supervision of the Bank, credit risk management and regulatory compliance, including compliance with the Bank Secrecy Act and related anti-money laundering laws. The management of the Company and the Bank believe this plan is being successfully implemented as required by the written agreement with the OCC.

The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2006, the Company’s leverage ratio was 11.0%, its ratio of Tier 1 capital to risk-weighted assets was 16.7%, and its ratio of qualifying total capital to risk-weighted assets was 18.0%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. As an example, the company’s ability to pay dividends to its stockholders could be restricted. In addition, the Federal Reserve has indicated that it will consider a bank holding company’s capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or nonbanking activities.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2006, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 10.7%, its ratio of Tier 1 capital to risk-weighted assets were 16.2% and its ratio of qualifying total capital to risk-weighted assets was 17.5%

Any bank that is less than well-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength, and to commit financial resources to support its subsidiary banks. Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2006, the Bank had approximately $8.6 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. Approximately 95% of all insured institutions, including the Bank, are in Risk Category I, the most favorable category. Within this category, all insured institutions pay a base rate assessment of 5 basis points on all insured deposits (which rate may be adjusted annually by the FDIC by up to 3 basis points without public comment) and an additional assessment up to 2 basis points based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. The new law became effective on January 1, 2007, and the first premiums, payable quarterly after the end of each quarter, are payable by June 30, 2007. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank estimates that it will receive a credit of approximately $239,000, which will reduce but not eliminate its 2007 deposit insurance assessment.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2006, FDIC-insured banks paid assessments to fund FICO bond obligations ranging from an annualized $0.0132 per $100 of deposits for the first quarter of 2006 to $0.0124 per $100 of deposits for the fourth quarter of 2006. The Bank paid $38,863 of FICO assessments during 2006. For the first quarter of 2007, the FICO assessment rate is $0.0122 per $100 of deposits.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2006, the Bank satisfied this requirement.

Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices. Sections 23A and 23B also regulate transactions by a bank with its financial subsidiaries, which it may operate under the expanded authority granted to national banks under the Gramm-Leach-Bliley Act (“GLB Act”).

Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. In addition the Fair and Accurate Credit Transactions Act (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to those provisions.

In response to periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information, several members of Congress have called for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have discussed plans to conduct hearings on data security and related issues.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited altogether from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. All financial institutions also are required to adopt internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. The Company and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOA applies generally to companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. SOA includes very specific disclosure requirements and corporate governance rules and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance, and other related rules. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institution to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates are the subject of any investigation.

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

TAXATION

Except for the Bank’s REIT subsidiary, the Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

	2006	2005	2004
Current tax expense:
Federal	$1,428,000	$2,094,000	$2,115,000
State	169,000	302,000	325,000
Deferred tax benefit	(357,000)	(354,000)	(223,000)
Total income tax expense	$1,240,000	$2,042,000	$2,217,000

For a detailed discussion of income taxes please refer to note 9 in the Notes to Consolidated Financial Statements.

The proposed 2007 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2007 and the Company would lose the tax benefit associated with the REIT.

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

With respect to most of the services that the Bank performs, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. The Bank’s ability to maintain profitability is also affected by competition for loans.

NUMBER OF PERSONNEL

At December 31, 2006, there were 133 persons employed by the Bank.

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

Our common stock is not FDIC-insured.

Shares of our common stock are not securities or savings or deposit accounts or other obligations of our subsidiary bank. Our common stock is not insured by the Federal Deposit Insurance Corporation (“FDIC”) or any other governmental agency and is subject to investment risk, including the possible loss of your entire investment.

Applicable laws and regulations restrict both the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to you.

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition the Bank also cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2006, approximately $8.6 million was available for the payment of dividends without prior OCC approval.

Moreover, the law of the State of New York, where the Company is incorporated, requires that dividends be paid only from capital surplus so that the net assets of the Company remaining after such dividend payments are at least equal to the amounts of the Company’s stated capital.

Any payment of dividends in the future will continue be at the sole discretion of our board of directors and will depend on a variety of factors deemed relevant by our board of directors, including, but not limited to, earnings, capital requirements and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The OCC is the Bank’s primary regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. In addition, as to certain matters, the Bank is subject to regulation by the Federal Reserve and the FDIC. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of investors in our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

On November 28, 2006, the Bank entered into a formal written agreement with the OCC. The agreement provides for a comprehensive action plan designed to enhance the Board of Directors’ and management’s supervision of the Bank, credit risk management and regulatory compliance, including compliance with the Bank Secrecy Act and related anti-money laundering laws. The management of the Company and the Bank believe this plan is being successfully implemented as required by the written agreement with the OCC.

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

Our operating income and net income depend to a great extent on ‘‘rate differentials,’’ i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve.

Rising interest rate negatively affect the fair value of our portfolio of securities available for sale.

At December 31, 2006, securities available for sale constituted 25% of our total assets, or $99,788,000. As interest rates have risen, the fair value of these securities have fallen below their carrying value. If interest rates continue to rise, as is predicted, the fair value of these securities will continue to decline and the amount of unrealized losses will rise. Such unrealized losses would be recognized if the Company sells the affected securities.

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

The value of residential and commercial properties in the vicinity of an arts complex have risen with its completion. A similar rise in property values has been seen near properties where Casinos are expected to be constructed. Some of these properties provide the chief collateral for loans originated by the Company. If these projects are not successful, the value of these properties would be expected to decline, negatively affecting the financial condition of the Company.

In addition a dam forming a large recreational lake is severely impaired and if not repaired the collateral values of both residential and commercial properties will decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has nine branch locations and an operations center all within Sullivan County. Our branches are located in Callicoon, Eldred, Liberty, Livingston Manor, Loch Sheldrake, two in Monticello, Narrowsburg and Wurtsboro. The Bank owns the main office and operations center along with five branches; Eldred, Liberty, Livingston Manor, Loch Sheldrake, and one location in Monticello. We occupy four branch locations pursuant with a lease arrangement in Callicoon, Narrowsburg, Wurtsboro and one located in a Wal*Mart store in Monticello.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2006:

2006
Land	$387,000
Buildings and improvements	4,255,000
Furniture and fixtures	157,000
Equipment	3,703,000
8,502,000
Less accumulated depreciation and amortization	(5,462,000)
Total premises and equipment, net	$3,040,000

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business to which the Company or any of its subsidiaries is a party or of which and of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Citigroup Global Markets, Inc., Knight Equity Markets, L.P., Hill, Thompson, Magid and Co., UBS Securities, LLC, Citadel Derivatives Group LLC. The following table shows the range of high and low sale prices for the Company’s stock and cash dividends paid for the quarters indicated.

			Cash
	Sales	Sales	Dividends
	Low	High	Paid
Quarter Ended:
March 31, 2005	$17.94	$20.43	$0.10
June 30, 2005	$20.15	$25.99	$0.10
September 30, 2005	$21.92	$26.15	$0.10
December 31, 2005	$21.15	$24.00	$0.14
March 31, 2006	$21.49	$24.00	$0.11
June 30, 2006	$20.33	$21.90	$0.11
September 30, 2006	$18.32	$21.00	$0.11
December 31, 2006	$17.48	$20.00	$0.15

Number of Holders of Record. At the close of business on March 16, 2007, the Company had 1,413 stockholders of record of the 4,284,818 shares of common stock then outstanding.

Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which options may be issued.

Payment of Dividends. Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to stockholders. Payment of dividends in the future will be at the sole discretion of the Company’s board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See “Item 1. Business -- Supervision and Regulation.”

Stock Repurchase Plan. In April, 2006 the Board of Directors approved a Stock Repurchase Program under which the Company could repurchase up to 100,000 shares of outstanding stock. In July 2006, the Board of Directors approved an increase in the number of shares to 150,000 under this program. During the year 2006, 128,973 shares were repurchased with a remaining balance of 21,027 authorized to be repurchased under this program. The following shares were purchased as a part of the repurchase program during the fourth quarter of 2006:

			Shares
		Average	Repurchased
		Price	as part of	Capacity to
	Shares	Paid	Repurchase	Purchase
	Purchased	Per Share	Program	More Shares
10/1/2006 - 10/31/06	6,100	$17.840	6,100
11/1/2006 - 11/30/06	5,000	$18.500	5,000
12/1/2006 - 12/31/06	0	$0	0
Total	11,100	$18.137	11,100	21,027

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2006	2005	2004	2003	2002
RESULTS OF OPERATIONS
Interest income	$23,881,000	$22,170,000	$20,820,000	$20,082,000	$20,635,000
Interest expense	8,211,000	5,402,000	4,051,000	4,037,000	5,331,000
Net interest income	15,670,000	16,768,000	16,769,000	16,045,000	15,304,000
Provision for loan losses	90,000	180,000	360,000	620,000	900,000
Net income	4,943,000	5,725,000	6,171,000	5,732,000	5,242,000
FINANCIAL CONDITION
Total assets	$397,291,000	$387,343,000	$365,523,000	$352,204,000	$325,025,000
Deposits	325,073,000	312,096,000	293,094,000	280,227,000	252,792,000
Gross loans	250,760,000	244,261,000	224,236,000	196,675,000	171,977,000
Stockholders’ equity	41,275,000	42,519,000	39,646,000	35,786,000	32,497,000
AVERAGE BALANCES
Total assets	$400,535,000	$374,413,000	$361,783,000	$340,575,000	$313,022,000
Deposits	260,656,000	297,643,000	291,426,000	268,687,000	247,953,000
Gross loans	246,890,000	238,993,000	211,846,000	183,335,000	165,607,000
Stockholders’ equity	42,272,000	41,350,000	37,149,000	33,561,000	30,271,000
FINANCIAL RATIOS
Net income to average total assets	1.23%	1.53%	1.71%	1.68%	1.67%
Net income to average stockholders’ equity	11.69%	13.85%	16.61%	17.08%	17.32%
Average stockholders’ equity to average
total assets	10.55%	11.04%	10.27%	9.85%	9.67%
SHARE AND PER SHARE DATA (1)
Basic earnings per share	$1.13	$1.29	$1.39	$1.29	$1.18
Dividends per share	$0.48	$0.44	$0.40	$0.33	$0.30
Dividend payout ratio	42.44%	34.04%	28.78%	25.28%	25.39%
Book value at year end	$9.59	$9.59	$8.94	$8.07	$7.33
Total dividends paid	$2,098,000	$1,949,000	$1,776,000	$1,449,000	$1,331,000
Average number of shares outstanding	4,376,494	4,434,321	4,434,321	4,434,321	4,434,321
Shares outstanding at year end	4,305,348	4,434,321	4,434,321	4,434,321	4,434,321

1 Share and per share data has been restated for a 3-for-1 stock split effected in the form of a stock dividend in 2003.

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS FOR 2006 AND 2005

	31-Mar	30-Jun	30-Sep	31-Dec	Total
2006
Interest income	$5,767,000	$5,996,000	$6,089,000	$6,029,000	$23,881,000
Interest expense	(1,859,000)	(2,044,000)	(2,118,000)	(2,190,000)	(8,211,000)
Net interest income	3,908,000	3,952,000	3,971,000	3,839,000	15,670,000
Provision for loan losses	(90,000)	0	0	0	(90,000)
Non-interest income	795,000	844,000	1,027,000	920,000	3,586,000
Non-interest expenses	(3,370,000)	(3,257,000)	(3,231,000)	(3,125,000)	(12,983,000)
Income before taxes	1,243,000	1,539,000	1,767,000	1,634,000	6,183,000
Income taxes	270,000	339,000	409,000	222,000	1,240,000
Net income	$973,000	$1,200,000	$1,358,000	$1,412,000	$4,943,000
Basic earnings per share	$0.22	$0.27	$0.31	$0.33	$1.13

2005
Interest income	$5,262,000	$5,391,000	$5,665,000	$5,852,000	$22,170,000
Interest expense	(1,088,000)	(1,252,000)	(1,438,000)	(1,624,000)	(5,402,000)
Net interest income	4,174,000	4,139,000	4,227,000	4,228,000	16,768,000
Provision for loan losses	(60,000)	(60,000)	(60,000)	0	(180,000)
Non-interest income	949,000	964,000	1,017,000	1,133,000	4,063,000
Non-interest expenses	(3,249,000)	(3,149,000)	(3,278,000)	(3,208,000)	(12,884,000)
Income before taxes	1,814,000	1,894,000	1,906,000	2,153,000	7,767,000
Income taxes	(454,000)	(498,000)	(497,000)	(593,000)	(2,042,000)
Net income	$1,360,000	$1,396,000	$1,409,000	$1,560,000	$5,725,000
Basic earnings per share	$0.31	$0.31	$0.32	$0.35	$1.29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the factors which significantly affected the consolidated results of operations and financial condition of Jeffersonville Bancorp (“the Parent Company”) and its wholly-owned subsidiary, The First National Bank of Jeffersonville (“the Bank”). For purposes of this discussion, references to the Company include both the Bank and Parent Company, as the Bank is the Parent Company’s only subsidiary. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this annual report.

This document contains forward-looking statements, which are based on assumptions and describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results and the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. Actual results could differ materially from forward-looking statements.

GENERAL

The Parent Company is a bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank’s common stock and derives substantially all of its income from the Bank’s operations in the form of dividends paid to the Parent Company. The Bank is a New York commercial bank chartered in 1913 serving Sullivan County, New York with branch offices in Jeffersonville, Eldred, Liberty, Loch Sheldrake, Monticello (two), Livingston Manor, Narrowsburg, Callicoon and Wurtsboro. The Bank’s administrative offices are located in Jeffersonville, New York.

The Company’s mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch.

The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic trends, primarily interest rates, affecting the entire banking industry. Changes in net interest income have the greatest impact on the Company’s net income.

National economic policies have caused interest rates to rise 17 times since June 2004. The Company’s yields on interest earning assets have fallen and the costs of interest bearing liabilities have risen, creating net interest margin compression. Locally, the economy began to weaken in 2006. While the local economic forecast has slowed somewhat, it should be acknowledged that the economy in most other areas of New York State continues to be less robust. Significant improvement in the local economy continues to be demonstrated in the Sullivan County real estate market. Several new housing projects continued to progress along. A permanent concert facility has opened on the original site of the Woodstock Festival in Bethel this year. Several Native American-run casinos are still on the horizon. However, real estate values have stabilized since 2005. The success of these projects, tourism, real estate values and the availability of qualified labor is critical to the local economy and the Company.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not taken any tax positions that would have a material impact on the Company’s consolidated financial statements due to the adoption of this pronouncement.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS 158, and the following table summarizes the impact of the initial adoption of SFAS No. 158 for pension, postretirement and supplemental retirement plans (not tax effected, dollars in thousands).

	December 31, 2006
	Prior to		December 31, 2006
	SFAS No. 158		Post SFAS No. 158
	Adjustments	Adjustments	Adjustments
	(Dollars in thousands)
Other assets	$7,328	$(212)	$7,116
Other liabilities	7,983	2,057	10,040
Accumulated other comprehensive loss	(1,488)	(2,269)	(3,757)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is currently evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to its BOLI policies.

FINANCIAL CONDITION

Total assets increased by $9.9 million or 2.6% to $397.3 million at December 31, 2006 from $387.3 million at December 31, 2005. The increase was primarily due to a $10.8 million or 12.1% increase in securities available for sale from $89.0 million at December 31, 2005 to $99.8 million at December 31, 2006. A net decrease of $11.9 million in cash and cash equivalents for 2006, was a funding source for security investment growth. The overall assets increase was funded by a $13.0 million increase in total deposits from $312.1 million at December 31, 2005 to $325.1 million at December 31, 2006. A borrowing with the Federal Home Loan Bank (FHLB) totaling $5.0 million was repaid during the year and not replaced.

In 2006, total gross loans increased $6.5 million or 2.7% from $244.3 million to $250.8 million. Within the loan portfolio, residential real estate increased by $5.9 million, home equity loans increased $1.5 million, and commercial loans increased by $1.4 million at December 31, 2006. Consumer installment loans decreased $1.9 million or 16.3%. The growth in commercial real estate loans reflects the Company’s strategy to provide loans for local real estate projects where there is strong loan to value ratio (taking into consideration possible speculation regarding casino gambling proposals). The Company is well aware of the economic slow down in the area. Real estate sales and prices have stabilized. The Company remains committed to maintaining loan credit quality and sacrificing growth in the loan portfolio. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. In the event that the casino gambling proposals do not progress, collateral underlying certain real estate projects could lose value.

There was a $40,000 increase in other foreclosed real estate at December 31, 2006, up from none at December 31, 2005. Total non-performing loans decreased from $2.9 million at December 31, 2005 to $1.9 million at December 31, 2006. Net loan charge-offs decreased from $210,000 in 2005 to $189,000 in 2006. At December 31, 2006, the allowance for loan losses equaled $3.5 million representing 1.40% of total gross loans outstanding and 187.0% of total non-performing loans.

Total deposits increased $13.0 million to $325.1 million at December 31, 2006 from $312.1 million at December 31, 2005. Savings and insured money market accounts increased to $100.4 million at December 31, 2006 from $86.1 million at December 31, 2005, an increase of $14.3 million or 16.6%. Decreases in demand and Now and super Now accounts totaling $6.5 million was a result of many customers taking advantage of the Banks CD offerings, giving rise to a $5.2 million increase in time deposits.

Total stockholders’ equity was $41.3 million at December 31, 2006, a decrease of $1,244,000 from December 31, 2005. The decrease was due primarily the stock repurchase program of $2.6 million, cash dividends of $2.1 million, and a increase in accumulated other comprehensive loss of $1,474,000, partially offset by net income of $4.9 million.

RESULTS OF OPERATIONS 2006 VERSUS 2005

Net Income

Net income for 2006 of $4.9 million decreased 13.7% or $782,000 from the 2005 net income of $5.7 million. The lower earnings level in 2006 reflects the interaction of a number of factors. The most significant factor which reduced 2006 net income was an increase in deposit interest expense which outpaced loan and security rate increases, squeezing the net interest spread. Net interest income decreased $1.1 million from 2005 to 2006 to $15.7 million. Increases in loan interest and fees of $754,000 to $18.3 million from $17.6 million or 4.3% and an increase of $646,000 or 14.4% in income on securities to $5.1 million were offset by interest expense on deposits which increased $3.1 million or 75.7% to $7.1 million. This increase in interest expense is primarily due to continued rate increases by the Federal Reserve Bank for the full year. The provision for loan losses decreased 50.0% or $90,000 from $180,000 in 2005 to $90,000 in 2006. Salary and employee benefit expense modestly increased $91,000 or 1.2%, occupancy and equipment expense increased $47,000, and other non-interest expense decreased $39,000 due to the full year effect of switching to a new telephone service provider and savings in professional fees.

Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $16.7 million for 2006 represented a decrease of 6.0% over 2005. Net interest margin decreased 63 basis points to 4.55% in 2006 compared to 5.18% in 2005, due to overall increases in interest bearing liability yields.

Total interest income for 2006 was $24.9 million, compared to $23.2 million in 2005. The increase in 2006 is the result of a 12 basis point increase in the earning asset percentage yield combined with an increase in the average balance of interest earning assets from $342.8 million in 2005 to $367.5 million in 2006, an increase of 7.2%. Total average securities (securities available for sale and securities held to maturity) increased $8.7 million or 8.5% in 2006 to $111.3 million. The yield on total securities increased 11 basis points to 5.5% in 2006 from 5.4% in 2005. The increase in total average securities during 2006 reflected the need to invest excess funds not needed to fund new loans. In 2006, average loans increased $7.9 million to $246.9 million from $239.0 million in 2005. Concurrently the average loan yield increased from 7.35% in 2005 to 7.42% in 2006 due to a consistent increase in time and demand and home equity loans tied to prime rate which increased in volume by 2.3% or $1.1 million. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.9% of total loans in 2006. In 2007, any increases in funding will continue to be allocated first to meet loan demand, as necessary, and then to the securities portfolios.

Total interest expense in 2006 increased $2.8 million to $8.2 million from $5.4 in 2005. The average balance of interest bearing liabilities increased from $258.8 million in 2005 to $282.7 million in 2006, an increase of 9.3% as a result of $14.1 million increase in average brokered deposits. During 2006, the average cost of total interest bearing liabilities increased by 81 basis points from 2.09% to 2.90%. Average interest bearing deposits increased $30.2 million to reach $260.7 million in 2006, an increase of 13.1%. Interest rates on interest bearing deposits increased by 98 basis points from an average rate paid of 1.76% in 2005 to 2.74% in 2006. A major component of the increased interest expense rate was due to a 41 basis point increase in average brokered deposits. The brokered deposits were purchased in anticipation of further interest rate increases. The proceeds were to be used to fund anticipated loan demand which never materialized. The Company expects to significantly reduce its reliance on these deposits during 2007. Savings and IMM interest rates increased 106 basis points in response to rising interest rate environment. In 2006, average demand deposit balances decreased 2.6% over 2005.

Provision for Loan Losses

The provision for loan losses was $90,000 in 2006 as compared to $180,000 in 2005 as a result of improved asset quality. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2006 due to the reduction in both non-performing loans and net charge-offs as noted below. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total non-performing loans decreased $1.0 million from $2.9 million at December 31, 2005 to $1.9 million at December 31, 2006. Net loan charge-offs decreased from $210,000 in 2005 to $189,000 in 2006 while gross charge-offs increased from $439,000 in 2005 to $533,000 in 2006.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES FOR YEARS 2002 THROUGH 2006

	2006	2005	2004	2003	2002
Balance at beginning of year	$3,615,000	$3,645,000	$3,569,000	$3,068,000	$2,614,000
Charge-offs:
Commercial, financial and agriculture	(208,000)	(2,000)	0	(141,000)	(404,000)
Real estate - mortgage	(66,000)	0	(3,000)	(5,000)	(84,000)
Installment loans	(156,000)	(308,000)	(284,000)	(240,000)	(108,000)
Other loans	(103,000)	(129,000)	(146,000)	(102,000)	(66,000)
Total charge-offs	(533,000)	(439,000)	(433,000)	(488,000)	(662,000)
Recoveries:
Commercial, financial and agriculture	187,000	59,000	1,000	235,000	17,000
Real estate - mortgage	0	8,000	22,000	7,000	97,000
Installment loans	98,000	83,000	59,000	104,000	84,000
Other loans	59,000	79,000	67,000	23,000	18,000
Total recoveries	344,000	229,000	149,000	369,000	216,000
Net charge-offs	(189,000)	(210,000)	(284,000)	(119,000)	(446,000)
Provision charged to operations	90,000	180,000	360,000	620,000	900,000
Balance at end of year	$3,516,000	$3,615,000	$3,645,000	$3,569,000	$3,068,000
Ratio of net charge-offs to average outstanding loans	0.08%	0.09%	0.13%	0.06%	0.27%

The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential non-performing loans in a timely basis; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

The allowance for loan losses was $3.5 million at December 31, 2006 and $3.6 million at 2005 and 2004. The allowance as a percentage of total loans was 1.40% at December 31, 2006, compared to 1.48% and 1.62% at December 31, 2005 and 2004, respectively. The allowance’s coverage of non-performing loans was 187.0% at December 31, 2006 compared to 123.7% and 170.6% at December 31, 2005 and 2004 respectively. In February 2007 the Bank recovered $441,000 on a loan loss that was charged off over several years.

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

Commercial non-performing loans are evaluated individually for impairment in accordance with FAS 114. As of December 31, 2006 there were $1,528,000, and no loans as of December 31, 2005 which were considered to be impaired under SFAS No. 114. A $100,000 specific valuation allowance impaired for loans was recorded as of December 31, 2006. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data and other subjective factors.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,

	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans
	of	in Each	of	in Each	of	in Each	of	in Each	of	in Each
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total	for Loan	to Total
	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans	Losses	Loans
	(Dollars in thousands)

Residential mortgages (1)	$1,048	50.2%	$1,048	48.5%	$1,039	48.4%	$1,011	52.4%	$890	52.2%
Commercial mortgages	285	34.7%	351	34.9%	351	35.3%	300	30.2	300	27.3
Commercial loans	1,353	11.2%	1,343	11.7%	1,286	9.4%	1,255	8.7	1,010	8.1
Installment loans	650	3.9%	648	4.8%	753	6.3%	828	7.8	644	11.0
Other loans	180	0.0%	225	0.1%	216	0.6%	175	0.9	224	1.4
Total	$3,516	100.0%	$3,615	100.0%	$3,645	100.0%	$3,569	100.0%	$3,068	100.0%
1 Includes home equity loans.

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

		90 Days or
		More, Still
	Nonaccrual	Accruing	Total	Percentage(1)	Percentage(2)
December 31, 2006

Loan Category
Residential mortgages (3)	$347,000	$0	$347,000	0.3%	18.5
Commercial mortgages	1,520,000	0	1,520,000	1.7	80.9
Commercial loans	0	0	0	0.0	0.0
Installment loans	0	13,000	13,000	0.1	0.6
Total	$1,867,000	$13,000	$1,880,000	0.8%	100.0%

December 31, 2005

Loan Category
Residential mortgages (3)	$438,000	$0	$438,000	0.4%	15.0%
Commercial mortgages	2,484,000	0	2,484,000	2.9	85.0
Commercial loans	0	0	0	0.0	0.0
Installment loans	0	0	0	0.0	0.0
Total	$2,922,000	$0	$2,922,000	1.2%	100.0%

December 31, 2004

Loan Category
Residential mortgages (3)	$491,000	$166,000	$657,000	0.6%	30.8%
Commercial mortgages	0	0	0	0.0	0.0
Commercial loans	233,000	1,230,000	1,463,000	6.9	68.5
Installment loans	0	16,000	16,000	0.1	0.7
Total	$724,000	$1,412,000	$2,136,000	0.9%	100.0%

December 31, 2003

Loan Category
Residential mortgages (3)	$411,000	$379,000	$790,000	0.8%	25.3%
Commercial mortgages	514,000	1,364,000	1,878,000	3.1	60.1
Commercial loans	434,000	7,000	441,000	2.6	14.1
Installment loans	—	14,000	14,000	0.1	0.5
Total	$1,359,000	$1,764,000	$3,123,000	1.6%	100.0%

December 31, 2002

Loan Category
Residential mortgages (3)	$1,766,000	$57,000	$1,823,000	2.5%	56.6%
Commercial mortgages	367,000	—	367,000	0.8	11.4
Commercial loans	888,000	—	888,000	5.1	27.6
Installment loans	141,000	—	141,000	0.8	4.4
Total	$3,162,000	$57,000	$3,219,000	1.9%	100.0%

1 Percentage of gross loans outstanding for each loan category.
2 Percentage of total nonaccrual and 90 day past due loans.
3 Includes Home Equity Loans.

Total nonperforming residential mortgage, commercial mortgage and installment loans represent 0.3%, 1.7%, and 0.1% of their respective portfolio totals at December 31, 2006, compared to 0.4%, 2.9% and 0.0% at December 31, 2005, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

Nonaccrual loans decreased $1.0 million from $2.9 million at December 31, 2005 to $1.9 million at December 31, 2006. A number of loans came off nonaccrual status the largest of which arose from the transfer of $391,000 to foreclosed real estate, of which all but $40,000 was subsequently collected. All nonperforming loans are well collateralized with interest being recognized as received.

From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2006, 2005, and 2004.

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

LOAN PORTFOLIO COMPOSITION AT DECEMBER 31,

	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

REAL ESTATE LOANS
Residential	$95,520	38.1%	$89,599	36.7%	$82,482	36.7%	$77,284	39.3%	$70,645	41.1%
Commercial	82,987	33.1	81,587	33.4	75,266	33.6	59,682	30.3%	44,594	25.9
Home equity	24,195	9.6	22,697	9.3	21,127	9.4	18,337	9.3%	14,825	8.6
Farm land	3,726	1.5	3,443	1.4	3,721	1.7	2,872	1.5%	1,828	1.1
Construction	6,087	2.4	5,956	2.4	4,524	2.0	4,102	2.1%	3,414	2.0
	$212,515	84.7	$203,282	83.2	$187,120	83.4	$162,277	82.5%	$135,306	78.7

OTHER LOANS
Commercial loans	$28,106	11.3%	$28,643	11.7%	$21,317	9.5%	$17,157	8.7%	$17,445	10.1%
Consumer installment loans	9,773	3.9	11,673	4.8	14,116	6.3	15,350	7.8%	17,314	10.1
Other consumer loans	118	0.0	128	0.1	1,345	0.6	1,488	0.8%	1,537	0.9
Agricultural loans	248	0.1	535	0.2	338	0.2	403	0.2%	375	0.2
	38,245	15.3	40,979	16.8	37,116	16.6	34,398	17.5%	36,671	21.3
Total loans	250,760	100.0%	244,261	100.0%	224,236	100.0%	196,675	100.0%	171,977	100.0%

Allowance for loan loss	(3,516)		(3,615)		(3,645)		(3,569)		(3,068)
Total loans, net	$247,244		$240,646		$220,591		$193,106		$168,909

MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2006

		One Year
	One Year	Through	After
	or Less	Five Years	Five Years	Total
Commercial and agricultural	$15,990	$7,607	$4,757	$28,354
Real estate construction	3,655	2,376	56	6,087
Total	$19,645	$9,983	$4,813	$34,441

Interest sensitivity of loans:
Predetermined rate	$1,063	$9,983	$4,813	$15,859
Variable rate	18,582	0	0	18,582
Total	$19,645	$9,983	$4,813	$34,441

Investment Securities

The carrying amount and the fair value of the Company’s available for sale and investment securities and their expected maturities are outlined in the following tables:

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS*

	Summary Of Investment Securities at December 31,
	2006		2005		2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
	(Dollars in thousands)

Government sponsored Enterprises	$54,351	$52,784	$45,323	$44,011	$51,351	$50,461
Municipal securities	48,597	49,122	48,394	48,861	48,596	49,875
Mortgage backed securities
and collateralized mortgage obligations	6,428	6,393	3,416	3,323	5,585	5,590
	$109,376	$108,299	$97,133	$96,195	$105,532	$105,926

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

	Under 1 Year		1-5 Years		5-10 Years		After 10 Years
December 31, 2006	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total

Government sponsored
Enterprises	$6,994,000	5.42%	$10,000,000	4.61%	$17,357,000	4.78%	$20,000,000	5.24%	$54,351,000
Municipal securities -
tax exempt(1)	3,527,000	4.62	11,435,000	4.10	22,344,000	3.99	1,846,000	4.14	39,152,000
Municipal securities -
taxable	5,980,000	3.87	2,123,000	4.38	674,000	4.80	668,000	5.89	9,445,000
Mortgage backed securities
and collateralized
mortgage obligations	2,339,000	4.89	3,065,000	5.60	672,000	6.01	352,000	6.01	6,428,000
	$18,840,000	4.71%	$26,623,000	4.49%	$41,047,000	4.25%	$22,866,000	5.18%	$109,376,000

* The analysis shown above combines the Company’s Securities Available for Sale portfolio and the Investment Securities portfolio, excluding equity securities. All securities are included above at their amortized cost.
1 Yields on tax exempt securities have not been stated on a tax equivalent basis.

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income of $3.6 million in 2006 was a decrease of 11.7 % or $477,000 over 2005. The decrease is primarily attributable to the $234,000 gain in 2005 on the one time sale of the credit card portfolio. Other non-interest income decreased $116,000 due to reduced income from bank owned life insurance and foreclosed real estate.

Non-interest expense increased by $99,000 or 0.1% to $13.0 million in 2006. Salaries and employee benefit expense increased 1.2% to $7.7 million in 2006. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefit, offset by FAS 91 deferments. Occupancy, equipment and other non-interest expenses increase a net of $47,000. Benefits derived by reduced professional fees relating to the second year in Sarbanes-Oxley compliance and savings from switching telephone providers were offset by increases in maintenance contract expense.

Income Tax Expense

Income tax expense totaled $1.2 million in 2006 versus $2.0 million in 2005. The effective tax rate approximated 20.1% in 2006 and 26.3% in 2005. These relatively low effective tax rates reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

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

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.8 million for 2005 represented an increase of 0.4% over 2004. Net interest margin decreased 22 basis points to 5.18% in 2005 compared to 5.40% in 2004, due to overall increase in interest bearing liability yields.

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

Total interest expense in 2005 increased $1.4 million to $5.4 million from $4.1 in 2004. The average balance of interest bearing liabilities increased from $253.9 million in 2004 to $258.8 million in 2005, an increase of 1.9% as a result of $10 million increase in Federal Home Loan Bank borrowings. During 2005, the average cost of total interest bearing liabilities increased by 49 basis points from 1.60% to 2.09%. Average interest-bearing deposits increased $2.8 million to reach $230.4 million in 2005, an increase of 1.2%. Interest rates on interest bearing deposits increased by 49 basis points from an average rate paid of 1.27% in 2004 to 1.76% in 2005. In 2005, average demand deposit balances increased 5.4% over 2004.

Provision for Loan Losses

The provision for loan losses was $180,000 in 2005 as compared to $360,000 in 2004 as a result of improved asset quality. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2005 due to the reduction in both non-performing loans and net charge-offs as noted below. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total non-performing loans increased from $2.1 million at December 31, 2004 to $2.9 million at December 31, 2005. Net loan charge-offs decreased from $284,000 in 2004 to $210,000 in 2005 while gross charge-offs increased from $433,000 in 2004 to $439,000 in 2005.

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and gains and losses. Total non-interest income of $4.1 million in 2005 was an increase of 4.8% or $186,000 over 2004. The increase is primarily attributable to the sale of the final three Grandview Palace units, eliminating all company owned real estate, and a $234,000 gain on the sale of the credit card portfolio. The elimination of the one time gain on the sale of the credit card portfolio would have resulted in a decrease of $48,000 from 2004 to 2005.

Non-interest expense increased by $986,000 or 8.3% to $12.9 million in 2005. Salaries and employee benefit expense increased 10.6% to $7.6 million in 2005. This increase was caused by increased expenses for normal salary increases and increased costs of providing pension and healthcare benefits. Occupancy and equipment expense increased by $178,000 or 9.9% to $2.0 million in 2005, primarily due to an increase in equipment maintenance agreements and the addition of the on-line banking system. Other non-interest expense increased $76,000 or 2.4% in 2005 to $3.3 million up from $3.2 million in 2004. The increase was primarily due to professional fees incurred due to the implementation of the Sarbanes-Oxley Act. These costs amounted to $248,000 in 2005, an increase of $118,000 over 2004.

Income Tax Expense

Income tax expense totaled $2.0 million in 2005 versus $2.2 million in 2004. The effective tax rate approximated 26.3% in 2005 and 26.4% in 2004. These relatively low effective tax rates reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. See note 16 of Notes to Consolidated Financial Statements contained elsewhere within this report for further information concerning off-balance sheet arrangements.

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $40.4 million, which may be used to meet unforeseen liquidity demands. There were $500,000 of overnight borrowings at December 31, 2006. Four separate FHLB term advances totaling $20.0 million at December 31, 2006 were being used to fund loan growth and to leverage our excess capital position.

In 2006, cash generated from operating activities amounted to $3.5 million and cash generated from financing activities amounted to $3.7 million. These amounts were offset by a use of cash in investing activities of $19.2 million, resulting in a net decrease in cash and cash equivalents of $11.9 million. See the Consolidated Statements of Cash Flows for additional information.
The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2006

Deposits
Due three months or less	$12,218,000
Over three months through six months	12,293,000
Over six months through twelve months	9,634,000
Over twelve months	11,909,000
Total	$46,054,000

Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity decreased $1.2 million or 2.9% in 2006 following an increase of 7.2% in 2005. The adoption of FAS 158 for pension and other retirement plans had contributed $1.4 million to that decrease.

The Company retained $2.8 million from 2006 earnings, while the accumulated other comprehensive loss decreased stockholders’ equity by $1.5 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale nor SFAS 158 other comprehensive items are not considered in the computation of regulatory capital ratios.

Under the Federal Reserve Bank’s risk-based capital rules at December 31, 2006, the Company’s Tier I risk-based capital was 16.7% and total risk-based capital was 18.0% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.0% is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements.

As of December 31,	2006	2005

TIER I CAPITAL
Stockholders’ equity, excluding the after-tax net	$44,108,000	$42,984,000
unrealized gain on securities available for sale

TIER II CAPITAL
Allowance for loan losses (1)	3,298,000	3,156,000
Total risk-based capital	$47,406,000	$46,140,000
Risk-weighted assets (2)	$263,611,000	$253,911,000
Average assets	$400,534,000	$374,413,000

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.7%	16.9%
Total risk-based capital (minimum 8.0%)	18.0%	18.2%
Leverage (minimum 4.0%)	11.0%	11.5%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2006:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)
Federal Home Loan
Bank borrowings	$5,000	$15,000	$0	$0	$20,000
Operating leases	57	104	4	0	165
Total	$5,057	$15,104	$4	$0	$20,165

In regard to short-term borrowings, see note 8 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2006, 2005 and 2004. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.

CONSOLIDATED AVERAGE BALANCE SHEET 2006

	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$61,988,000	$3,127,000	5.04%
Tax exempt securities	49,346,000	3,047,000	6.17%
Total securities	111,334,000	6,174,000	5.55%
Short-term investments	9,226,000	419,000	4.54%
Loans
Real estate mortgages	177,571,000	12,467,000	7.02%
Home equity loans	23,615,000	1,573,000	6.66%
Time and demand loans	27,181,000	2,370,000	8.72%
Installment and other loans	18,523,000	1,914,000	10.33%
Total loans(2)	246,890,000	18,324,000	7.42%
Total interest earning assets	367,450,000	24,917,000	6.78%
Other assets	33,085,000
Total assets	$400,535,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,515,000	172,000	0.50%
Savings and insured money market deposits	99,364,000	2,125,000	2.14%
Time deposits	126,777,000	4,837,000	3.82%
Total interest bearing deposits	260,656,000	7,134,000	2.74%
Federal funds purchased and other short-term debt	503,000	23,000	4.57%
Long-term debt	21,548,000	1,054,000	4.89%
Total interest bearing liabilities	282,707,000	8,211,000	2.90%
Demand deposits	65,480,000
Other liabilities	10,076,000
Total liabilities	358,263,000
Stockholders’ equity	42,272,000
Total liabilities and stockholders’ equity	$400,535,000
Net interest income - tax effected		16,706,000
Less: Tax gross up on exempt securities		(1,036,000)
Net interest income per statement of income		$15,670,000
Net interest spread			3.88%
Net interest margin(3)			4.55%

1 Yields on securities available for sale are based on amortized cost.
2 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
3 Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2005

	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$54,542,000	$2,627,000	4.82%
Tax exempt securities	48,082,000	2,944,000	6.12%
Total securities	102,624,000	5,571,000	5.43%
Short-term investments	1,224,000	30,000	2.45%
Loans
Real estate mortgages	169,585,000	12,006,000	7.08%
Home equity loans	21,708,000	1,326,000	6.11%
Time and demand loans	27,965,000	2,179,000	7.79%
Installment and other loans	19,735,000	2,059,000	10.43%
Total loans(2)	238,993,000	17,570,000	7.35%
Total interest earning assets	342,841,000	23,171,000	6.76%
Other assets	31,572,000
Total assets	$374,413,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$36,743,000	118,000	0.32%
Savings and insured money market deposits	88,083,000	947,000	1.08%
Time deposits	105,585,000	2,995,000	2.84%
Total interest bearing deposits	230,411,000	4,060,000	1.76%
Federal funds purchased and other short-term debt	3,436,000	119,000	3.46%
Long-term debt	24,914,000	1,223,000	4.91%
Total interest bearing liabilities	258,761,000	5,402,000	2.09%
Demand deposits	67,232,000
Other liabilities	7,070,000
Total liabilities	333,063,000
Stockholders’ equity	41,350,000
Total liabilities and stockholders’ equity	$374,413,000
Net interest income - tax effected		$17,769,000
Less: Tax gross up on exempt securities		(1,001,000)
Net interest income per statement of income		$16,768,000
Net interest spread			4.67%
Net interest margin(3)			5.18%

1 Yields on securities available for sale are based on amortized cost.
2 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
3 Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2004

	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$66,265,000	$3,366,000	5.08%
Tax exempt securities	49,467,000	3,043,000	6.15%
Total securities	115,732,000	6,409,000	5.54%
Short-term investments	2,079,000	25,000	1.20%
Loans
Real estate mortgages	153,147,000	10,920,000	7.13%
Home equity loans	19,689,000	1,207,000	6.13%
Time and demand loans	18,855,000	1,255,000	6.66%
Installment and other loans	20,155,000	2,039,000	10.12%
Total loans(2)	211,846,000	15,421,000	7.28%
Total interest earning assets	329,657,000	21,855,000	6.63%
Other assets	32,126,000
Total assets	$361,783,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$38,887,000	102,000	0.26%
Savings and insured money market deposits	85,134,000	550,000	0.65%
Time deposits	103,625,000	2,237,000	2.16%
Total interest bearing deposits	227,646,000	2,889,000	1.27%
Federal funds purchased and other short-term debt	1,411,000	23,000	1.63%
Long-term debt	24,836,000	1,139,000	4.59%
Total interest bearing liabilities	253,893,000	4,051,000	1.60%
Demand deposits	63,780,000
Other liabilities	6,961,000
Total liabilities	324,634,000
Stockholders’ equity	37,149,000
Total liabilities and stockholders’ equity	$361,783,000
Net interest income - tax effected		$17,804,000
Less: Tax gross up on exempt securities		(1,035,000)
Net interest income per statement of income		$16,769,000
Net interest spread			5.03%
Net interest margin(3)			5.40%

1 Yields on securities available for sale are based on amortized cost.
2 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
3 Computed by dividing net interest income by total interest earning assets.

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2006 as compared to 2005, and 2005 as compared to 2004.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other.

VOLUME AND RATE ANALYSIS

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)			Increase (Decrease)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
INTEREST INCOME
Investment securities and
securities available for sale	$630,000	$(39,000)	$591,000	$(726,000)	$(112,000)	$(838,000)
Short-term investments	262,000	140,000	401,000	(10,000)	15,000	5,000
Loans	774,000	(21,000)	754,000	1,976,000	173,000	2,149,000
Total interest income	1,666,000	80,000	1,746,000	1,240,000	76,000	1,316,000
INTEREST EXPENSE
NOW and Super NOW deposits	(10,000)	64,000	54,000	(6,000)	22,000	16,000
Savings and insured money market deposits	162,000	1,016,000	1,178,000	19,000	378,000	397,000
Time deposits	802,000	1,040,000	1,842,000	42,000	716,000	758,000
Federal funds purchased and other
short-term debt	(135,000)	39,000	(96,000)	33,000	63,000	96,000
Long-term debt	(220,000)	51,000	(169,000)	4,000	80,000	84,000
Total interest expense	599,000	2,210,000	2,809,000	92,000	1,259,000	1,351,000
Net interest income	$1,067,000	$(2,130,000)	$(1,063,000)	$1,148,000	$(1,183,000)	$(35,000)

The Company’s operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objectives of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank’s interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of “shocking” the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earning ands the economic value of the Bank’s equity. The estimates underlying the sensitivity analysis are based upon numerous assumptions including, but not limited to; the nature and timing of interest rate changes, prepayments on loan and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and general market conditions, management cannot make any assurance as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2006 and ending December 31, 2006 under instantaneous shock scenarios.

INTEREST RATE SENSITIVITY TABLE
(Dollars in thousands)

					Projected
					Change in Net
					Interest
			Projected	Projected	Income as a
		Projected	Dollar	Percentage	Percent of
		Annualized	Change in	Change in	Total
Interest Rate		Net Interest	Net Interest	Net Interest	Stockholders’
Shock(1)	Prime Rate	Income	Income	Income	Equity

3.00%	11.25%	$14,892	$(82)	-3.2%	-1.2%
2.00%	10.25%	$15,102	$(14)	-1.9%	-0.7%
1.00%	9.25%	$15,291	$32	-0.6%	-0.3%
No change	8.25%	$15,391	–	–	–
-1.00%	7.25%	$15,061	$(309)	-2.1%	-0.8%
-2.00%	6.25%	$13,799	$(1,388)	-10.3%	-4.0%
-3.00%	5.25%	$12,264	$(2,801)	-20.3%	-7.8%

1 Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $289,000 or -1.9% of total stockholders’ equity in a +2.00% instantaneous interest rate shock and decline by $1,592 million or -10.3% of stockholders’ equity in a -2.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust it and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrowings from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan and deposit products that change as interest rates change. Approximately 12% of the Bank’s assets at December 31, 2006 were invested in adjustable rate loans.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Income for the years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2006, December 31, 2005, and December 31, 2004

Consolidated Statements of Cash flows for the years ended as of December 31, 2006, December 31, 2005 and December 31, 2004

Notes to Consolidated Financial Statement

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles and, where appropriate, include amounts based upon management’s best estimates and judgments. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

Management is responsible for designing, implementing, documenting and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to maintain a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principals in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business.

Management is also responsible to perform an annual evaluation of the system of internal control over financial reporting, including an assessment of the effectiveness of the system. Management’s assessment is based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework identifies five defining characteristics of a system of internal control as follows: and appropriate control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment o the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2006. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

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

The independent accountants were engaged to perform an independent audit of the consolidated financial statements. They have conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their reports which appear on pages F-2 and F-3.

/s/ Raymond Walter
Raymond Walter
President and Chief Executive Officer

/s/ Charles E. Burnett
Charles E. Burnett
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jeffersonville Bancorp

We have audited management's assessment, included in the accompanying Management's Report on Internal Control, that Jeffersonville Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jeffersonville Bancorp's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides-a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Jeffersonville Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Jeffersonville Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Jeffersonville Bancorp as of and for the year ended December 31, 2006, and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheet of Jeffersonville Bancorp and subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements for the years ended December 31, 2005 and 2004 were audited by other auditors whose report, dated March 15, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and other postretirement benefit plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2007 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheet of Jeffersonville Bancorp and subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
Albany, New York
March 15, 2006

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$12,270	$24,192
Securities available for sale, at fair value	99,788	88,984
Securities held to maturity, estimated fair value of $9,570
at December 31, 2006 and $8,233 at December 31, 2005	9,445	8,195
Loans, net of allowance for loan losses of $3,516 at
December 31, 2006 and $3,615 at December 31, 2005	247,244	240,646
Accrued interest receivable	2,441	2,040
Premises and equipment, net	3,040	3,027
Federal Home Loan Bank stock	2,296	2,496
Bank-owned life insurance	13,651	13,217
Other assets	7,116	4,546
Total Assets	$397,291	$387,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$64,974	$65,266
NOW and super NOW accounts	31,276	37,501
Savings and insured money market deposits	100,391	86,094
Time deposits	128,432	123,235
Total Deposits	325,073	312,096
Federal Home Loan Bank borrowings	20,000	25,000
Short-term debt	903	427
Other liabilities	10,040	7,301
Total Liabilities	356,016	344,824
Commitments and contingent liabilities
Stockholders’ equity:
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 462,438 shares at December 31, 2006
and 333,465 at December 31, 2005	(3,722)	(1,108)
Retained earnings	38,963	36,118
Accumulated other comprehensive loss	(2,833)	(1,358)
Total Stockholders’ Equity	41,275	42,519
Total Liabilities and Stockholders’ Equity	$397,291	$387,343

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except for per share data)

	For the year ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$18,324	$17,570	$15,421
Securities:
Taxable	3,127	2,627	3,365
Non-taxable	2,011	1,943	2,009
Federal funds sold	419	30	25
Total Interest and Dividend Income	23,881	22,170	20,820

INTEREST EXPENSE
Deposits	7,134	4,060	2,889
Federal Home Loan Bank borrowings	1,054	1,223	1,139
Other	23	119	23
Total Interest Expense	8,211	5,402	4,051
Net interest income	15,670	16,768	16,769
Provision for loan losses	90	180	360
Net Interest Income After Provision for Loan Losses	15,580	16,588	16,409

NON-INTEREST INCOME
Service charges	1,892	1,894	2,198
Earnings on bank-owned life insurance	424	470	479
Net security gains (losses)	(4)	6	14
Foreclosed real estate income, net	72	141	5
Gain on sale of credit card portfolio	—	234	—
Other non-interest income	1,202	1,318	1,181
Total Non-Interest Income	3,586	4,063	3,877

NON-INTEREST EXPENSES
Salaries and employee benefits	7,727	7,636	6,904
Occupancy and equipment expenses	2,028	1,981	1,803
Other non-interest expenses	3,228	3,267	3,191
Total Non-Interest Expenses	12,983	12,884	11,898
Income before income tax expense	6,183	7,767	8,388
Income tax expense	1,240	2,042	2,217
Net Income	$4,943	$5,725	$6,171
Basic earnings per common share	$1.13	$1.29	$1.39
Average common shares outstanding	4,376	4,434	4,434
Cash dividend declared per share	$0.48	$0.44	$0.40

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

					Accumulated		Common
					other		shares
					comprehensive	Total	issued
	Common	Paid-in	Treasury	Retained	income	stockholders’	and
	stock	capital	stock	earnings	(loss)	equity	outstanding
Balance at December 31, 2003	$2,384	$6,483	$(1,108)	$27,947	$80	$35,786	4,434
Net income	—	—	—	6,171	—	6,171
Other comprehensive loss	—	—	—	—	(535)	(535)
Comprehensive income						5,636
Cash dividends ($0.40 per share)	—	—	—	(1,776)	—	(1,776)
Balance at December 31, 2004	2,384	6,483	(1,108)	32,342	(455)	39,646	4,434
Net income	—	—	—	5,725	—	5,725
Other comprehensive loss	—	—	—	—	(903)	(903)
Comprehensive income						4,822
Cash dividends ($0.44 per share)	—	—	—	(1,949)	—	(1,949)
Balance at December 31, 2005	2,384	6,483	(1,108)	36,118	(1,358)	42,519	4,434
Net income	—	—	—	4,943	—	4,943
Other comprehensive loss	—	—	—	—	(114)	(114)
Comprehensive income	—	—	—	—	—	4,829
Adjustment to initially apply SFAS
No. 158, net of tax benefit of
$908	—	—	—	—	(1,361)	(1,361)
Purchase of treasury stock	—	—	(2,614)	—	—	(2,614)	(129)
Cash dividends ($0.48 per share)	—	—	—	(2,098)	—	(2,098)
Balance at December 31, 2006	$2,384	$6,483	$(3,722)	$38,963	$(2,833)	$41,275	4,305

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the year ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$4,943	$5,725	$6,171
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	90	180	360
Net gain on sales of foreclosed real estate	(43)	(125)	(6)
Depreciation and amortization	635	632	640
Net (gain) loss on disposal of premises and equipment	(1)	3	(9)
Net earnings on bank-owned life insurance	(424)	(470)	(479)
Deferred income tax benefit	(357)	(354)	(223)
Net security loss (gains)	4	(6)	(14)
Decrease (increase) in accrued interest receivable	(401)	45	216
Decrease (increase) in other assets	(1,368)	511	209
Increase in other liabilities	470	1,442	490
Net Cash Provided by Operating Activities	3,548	7,583	7,355

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	5,956	10,626	20,527
Securities held to maturity	4,096	4,431	3,182
Proceeds from sales of securities available for sale	1,713	4,782	—
Purchases:
Securities available for sale	(18,666)	(4,933)	(6,479)
Securities held to maturity	(5,346)	(6,669)	(3,223)
Proceeds from sale of credit card portfolio	—	1,468	—
Disbursement for loan originations, net of principal collections	(7,079)	(21,703)	(27,845)
Purchase of Federal Home Loan Bank stock	—	(5,147)	(1,950)
Sale of Federal Home Loan Bank stock	200	4,826	1,375
Net purchases of premises and equipment	(647)	(793)	(437)
Proceeds from sales of foreclosed real estate	562	125	49
Net Cash Used in Investing Activities	(19,211)	(12,987)	(14,801)

FINANCING ACTIVITIES:
Net increase in deposits	12,977	19,002	12,867
Proceeds from Federal Home Loan Bank borrowings	10,000	10,000	—
Repayments of Federal Home Loan Bank borrowings	(15,000)	(3,500)	(8,500)
Net increase (decrease) in short-term borrowings	476	(7,997)	2,903
Purchases of treasury stock	(2,614)	—	—
Cash dividends paid	(2,098)	(1,949)	(1,776)
Net Cash Provided by Financing Activities	3,741	15,556	5,494
Net (Decrease) Increase in Cash and Cash Equivalents	(11,922)	10,152	(1,952)
Cash and Cash Equivalents at Beginning of Year	24,192	14,040	15,992
Cash and Cash Equivalents at End of Year	$12,270	$24,192	$14,040

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$8,157	$5,173	$4,043
Income taxes	1,614	1,668	2,070
Transfer of loans to foreclosed real estate	391	—	—

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Jeffersonville Bancorp (the Parent Company) include its wholly owned subsidiary, The First National Bank of Jeffersonville (the Bank). Collectively, these entities are referred to herein as the “Company”. All significant intercompany transactions have been eliminated in consolidation.

The Parent Company is a bank holding company whose principal activity is the ownership of all outstanding shares of the Bank’s stock. The Bank is a commercial bank providing community banking services to individuals, small businesses and local municipal governments in Sullivan County, New York. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

The consolidated financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses and the evaluation of other than temporary impairment of investment securities which are described below. Actual results could differ from these estimates.

For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks and federal funds sold, if any, to be cash equivalents.

Reclassifications are made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2006 and 2005, the Company had no trading securities.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the years ended December 31, 2006, 2005 and 2004.

Loans

Loans are stated at unpaid principal balances, less unearned discounts, deferred loan fees and costs and the allowance for loan losses. Unearned discounts on certain installment loans and deferred loan fees and costs are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest or principal is in doubt, the loan is classified as nonaccrual. Generally, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

The Company identifies impaired loans and measures loan impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. SFAS No. 114 applies to loans that are individually evaluated for collectibility in accordance with the Company’s ongoing loan review procedure, principally commercial mortgage loans and commercial loans. Smaller balance, homogeneous loans which are collectively evaluated, such as consumer and smaller balance residential mortgage loans are specifically excluded from the classification of impaired loans. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

ForeclosedReal Estate

Foreclosed real estate consists of properties acquired through foreclosure and is stated on an individual-asset basis at the lower of (i) fair value less estimated costs to sell or (ii) cost which represents the fair value at initial foreclosure. When a property is acquired, the excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. If necessary, subsequent write downs to reflect further declines in fair value are included in non-interest expenses. Fair value estimates are based on independent appraisals and other available information. While management estimates losses on foreclosed real estate using the best available information, such as independent appraisals, future write downs may be necessary based on changes in real estate market conditions, particularly in Sullivan County, and the results of regulatory examinations.

Bank-Owned Life Insurance

The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies’ cash surrender value. Increases in the cash surrender value of bank-owned life insurance, net of premiums paid, are included in non-interest income.

Advertising Costs

Advertising costs are expensed as incurred and are included in other expenses.

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

Earnings Per Common Share

The Company has a simple capital structure. Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not taken any tax positions that would have a material impact on the Company’s consolidated financial statements due to the adoption of this pronouncement.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years The Company is currently evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company has adopted SFAS 158, and the following table summarizes the impact of the initial adoption of SFAS No. 158 for pension, postretirement and supplemental retirement plans (not tax effected, dollars in thousands).

	December 31, 2006		December 31, 2006
	Prior to		Post SFAS
	SFAS No. 158		No. 158
	Adjustments	Adjustments	Adjustments
		(Dollars in thousands)
Other assets	$7,328	$(212)	$7,116
Other liabilities	7,983	2,057	10,040
Accumulated other comprehensive loss	(1,488)	(2,269)	(3,757)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach  focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the balance sheet the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company is currently evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to its BOLI policies.

(2)	Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $5,652,000 at December 31, 2006 and $6,288,000 at December 31, 2005.

(3)	Investment Securities

The amortized cost and estimated fair value of securities available for sale are as follows:

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Government sponsored enterprises	$54,351	$1	$(1,568)	$52,784
Obligations of states and
political subdivisions	39,152	629	(229)	39,552
Mortgage-backed securities and
collateralized mortgage obligations	6,428	—	(35)	6,393
Total debt securities	99,931	630	(1,832)	98,729
Equity securities	821	272	(35)	1,059
Total securities available for sale	$100,752	$902	$(1,867)	$99,788

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
Government sponsored enterprises	$45,323	$2	$(1,314)	$44,011
Obligations of states and
political subdivisions	40,199	736	(307)	40,628
Mortgage-backed securities and
collateralized mortgage obligations	3,416	37	(130)	3,323
Total debt securities	88,938	775	(1,751)	87,962
Equity securities	820	202	—	1,022
Total securities available for sale	$89,758	$977	$(1,751)	$88,984

Proceeds from sales of securities available for sale during 2006 and 2005 were $1,713,000 and $4,782,000 respectfully. No securities available for sale were sold in 2004. Gross gains and gross losses realized on sales and calls of securities were as follows:

	2006	2005	2004
		(In thousands)
Gross realized gains	$12	$42	$14
Gross realized losses	(16)	(36)	—
Net security gains (losses)	$(4)	$6	$14

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2006, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)
Within one year	$12,861	$12,843
One to five years	24,500	24,499
Five to ten years	40,372	40,042
Over ten years	22,198	21,345
Total Debt Securities	$99,931	$98,729

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, FNMA and FHLMC. These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $46,790,000, and $43,130,000 at December 31, 2006 and 2005 respectively, were pledged to secure public funds on deposit and for other purposes.

The amortized cost and estimated fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(In thousands)
December 31, 2006:
Obligations of states and
political subdivisions	$9,445	$173	$(48)	$9,570
December 31, 2005:
Obligations of states and
political subdivisions	$8,195	$121	$(83)	$8,233

There were no sales of securities held to maturity in 2006, 2005, or 2004.

The amortized cost and estimated fair value of these securities at December 31, 2006, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations (in thousands).

	Amortized	Estimated
	cost	fair value
Within one year	$5,979	$5,983
One to five years	2,123	2,137
Five to ten years	675	690
Over ten years	668	760
Total	$9,445	$9,570

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005 were as follows (in thousands):

December 31, 2006:
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Government sponsored
enterprises	$6,966	$29	$44,817	$1,539	$51,783	$1,568
Obligations of states and
political subdivisions	1,414	4	10,462	225	11,876	229
Mortgage-backed securities
and collateralized mortgage
obligations	4,000	12	1,206	23	5,206	35
	$12,380	$45	$56,485	$1,787	$68,865	$1,832
Equity securities	$116	$35	$—	$—	$116	$35
Held to maturity:
Obligations of states and
political subdivisions	$3,600	$7	$1,626	$41	$5,226	$48

December 31, 2005:
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Government sponsored
enterprises	$25,438	$1,054	$17,570	$260	$43,008	$1,314
Obligations of states and
political subdivisions	4,689	188	7,272	119	11,961	307
Mortgage-backed securities
and collateralized mortgage
obligations	2,008	130	—	—	2,008	130
	$32,135	$1,372	$24,842	$379	$56,977	$1,751
Held to maturity:
Obligations of states and
political subdivisions	$—	$—	$4,205	$83	$4,205	$83

At December 31, 2006 there were 23 securities in a continual loss position for less than 12 months and 75 securities in a continual loss position for 12 months or more. Of the 23 securities in a continual loss position for less than 12 months, seven were from government sponsored enterprises, ten were obligations of states and political subdivisions and six were mortgage-backed securities. Of the 75 securities in a continual loss position for 12 months or more, 32 were from government sponsored enterprises, 41 were obligations of states and political subdivisions, and there was one security in the mortgage-backed security and equity security categories. None of the individual unrealized losses is significant.

The unrealized losses on securities at December 31, 2006 were caused by increases in market interest rates. The contractual terms of the government sponsored enterprise securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired at December 31, 2006 and 2005.

(4)	Loans

The major classifications of loans are as follows at December 31:

	2006	2005
	(In thousands)
Real estate loans:
Residential	$95,520	$89,598
Commercial	82,987	81,587
Home equity	24,195	22,697
Farm land	3,726	3,443
Construction	6,087	5,956
	212,515	203,281
Other loans:
Commercial loans	28,106	28,644
Consumer installment loans	9,773	11,673
Other consumer loans	118	128
Agricultural loans	248	535
	38,245	40,980
Total loans	250,760	244,261
Allowance for loan losses	(3,516)	(3,615)
Total loans, net	$247,244	$240,646

The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located primarily in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

Nonperforming loans are summarized as follows at December 31:

	2006	2005	2004
		(In thousands)
Nonaccrual loans	$1,867	$2,922	$724
Loans past due 90 days or more and still
accruing interest	13	—	1,412
Total nonperforming loans	$1,880	$2,922	$2,136

Nonaccrual loans had the following effect on interest income for the years ended December 31:
	2006	2005	2004
		(In thousands)
Interest contractually due at original rates	$178	$169	$90
Interest income recognized	(15)	(134)	(29)
Interest income not recognized	$163	$35	$61

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

	2006	2005	2004
		(In thousands)
Balance at beginning of the year	$3,615	$3,645	$3,569
Provision for loan losses	90	180	360
Loans charged-off	(533)	(440)	(433)
Recoveries	344	230	149
Balance at end of year	$3,516	$3,615	$3,645

As of December 31, 2006 there were $1,528,000 and no loans as of December 31, 2005 which were considered to be impaired under SFAS No. 114. A $100,000 specific valuation allowance on impaired loans was recorded as of December 31, 2006. Average impaired loans for the years ended December 31, 2006, 2005 and 2004 were $1,797,000, $0 and $705,000 respectively. There are no commitments to lend additional funds on the above noted non-performing loans.

(5)	Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

	2006	2005
	(In thousands)
Land	$387	$387
Buildings and improvements	4,255	4,142
Furniture and fixtures	157	132
Equipment	3,703	3,207
	8,502	7,868
Less accumulated depreciation and amortization	(5,462)	(4,841)
Total premises and equipment, net	$3,040	$3,027

Depreciation and amortization expense was $635,000, $632,000, and $640,000 in 2006, 2005, and 2004, respectively.

(6)	Time Deposits

The following is a summary of time deposits at December 31, 2006 by remaining period to contractual maturity (in thousands):

Within one year	$95,708
One to two years	19,170
Two to three years	3,486
Three to four years	4,619
Four to five years	5,447
Over five years	2
Total time deposits	$128,432

Time deposits of $100,000 or more totaled $46,054,000, $43,836,000 and $24,532,000 at December 31, 2006, 2005 and 2004 respectively. Interest expense related to time deposits over $100,000 was $1,891,000, $812,000, and $514,000 for 2006, 2005, and 2004, respectively.

Total time deposits include brokered time deposits obtained from the national market, which during 2006 averaged $15,198,000 and amounted to $16,332,000, or 5.03% of total deposits at December 31, 2006. Brokered time deposits in 2005 averaged $1,110,000 and amounted to $15,034,000, or 4.82% of total deposits at December 31, 2005. There was no brokered deposits in 2004. The rates of interest paid on time deposits obtained from the national market averaged 4.97% during 2006 and 4.56% during 2005.

(7)	Federal Home Loan Bank Borrowings

The following is a summary of Federal Home Loan Bank (FHLB) advances outstanding at December 31:

	2006		2005
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Fixed rate advances maturing in 2007	$5,000	4.12%	$5,000	4.12%
Fixed rate advances and securities sold under
agreements to repurchase maturing in 2008	10,000	4.98	15,000	4.80
Securities sold under
agreements to repurchase maturing in 2009	5,000	5.45	5,000	5.45
Total FHLB advances and securities sold
under an agreement to repurchase	$20,000	4.88%	$25,000	4.79%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2006 and 2005 were $55.0 million and $50.7 million respectively, which satisfied the collateral requirements of the FHLB.

(8)	Short-Term Borrowings

Short-term borrowings at December 31, 2006 and 2005 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $35.0 million and $36.7 million as of December 31, 2006 and 2005, respectively. There were no borrowings under the overnight program at December 31, 2005; at December 31, 2006 borrowings totaled $500,000 at a rate of 5.625%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2006, the maximum month-end balance was $3.9 million, the average balance was $0.5 million, and the average interest rate was 5.74%. During 2005, the maximum month-end balance was $10.0 million, the average balance was $3.4 million, and the average interest rate was 3.39%. Short-term borrowings at December 31, 2006 and 2005 also included $403,000 and $427,000, respectively of demand notes.

(9)	Income Taxes

The components of income tax expense are as follows for the years ended December 31:

	2006	2005	2004
		(In thousands)
Current tax expense:
Federal	$1,428	$2,094	$2,115
State	169	302	325
Deferred tax benefit	(357)	(354)	(223)
Total income tax expense	$1,240	$2,042	$2,217

The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:

	2006		2005		2004
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
			(In thousands)
Tax at statutory rate	$2,102	34%	$2,641	34%	$2,852	34%
State taxes, net of Federal
tax benefit	66	1	158	2	186	2
Tax-exempt interest	(684)	(11)	(661)	(9)	(683)	(8)
Interest expense allocated to
tax-exempt securities	64	1	47	1	38	0
Net earnings from
bank-owned life insurance	(144)	(2)	(160)	(2)	(168)	(2)
Other adjustments	(164)	(3)	17	0	(8)	0
Income tax expense	$1,240	20%	$2,042	26%	$2,217	26%

The tax effects of temporary differences and tax credits that give rise to deferred tax assets and liabilities at December 31 are presented below:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,221	$1,259
Retirement benefits	1,708	1,456
Deferred compensation	115	106
Depreciation	454	420
Other	12	1
Total deferred tax assets	3,510	3,242
Deferred tax liabilities:
Prepaid expenses	(192)	(281)
Total deferred tax liabilities	(192)	(281)
Net deferred tax asset	$3,318	$2,961

In addition to the deferred tax assets and liabilities described above, the Company also has a deferred tax asset of $386,000 at December 31, 2006 related to the net unrealized loss on securities available for sale as of December 31, 2006 and a deferred tax asset of $1,503,000 related to pension and other post-retirement liabilities as of December 31, 2006. In addition to the deferred tax assets described above, the Company also has a deferred tax asset of $310,000 at December 31, 2005 related to the net unrealized loss on securities available for sale as of December 31, 2005 and a deferred tax asset of $595,000 related to a minimum pension liability as of December 31, 2005.

In assessing the realizability of the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2006 and 2005.

The proposed 2007 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed, would be effective for taxable years beginning on or after January 1, 2007 and the Company would lose the tax benefit associated with the REIT.

(10)	Other Non-Interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:

	2006	2005	2004
		(In thousands)
Stationery and supplies	$293	$237	$287
Director expenses	294	286	277
ATM and credit card processing fees	622	581	582
Professional services	623	674	601
Other expenses	1,396	1,489	1,444
Other non-interest expenses	$3,228	$3,267	$3,191

(11)	Regulatory Capital Requirements

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

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2006 and 2005, the Bank and the Company met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2006 and 2005 for the Bank and the Company (consolidated), compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:

			Required Ratios
			Minimum	Classification
	Actual		capital	as well
	Amount	Ratio	adequacy	capitalized
		(Dollars in thousands)
December 31, 2006:
Bank:
Leverage (Tier 1) capital	$42,477	10.7%	4.0%	5.0%
Risk-based capital:
Tier 1	42,477	16.2	4.0	6.0
Total	45,756	17.5	8.0	10.0
Consolidated:
Leverage (Tier 1) capital	$44,108	11.0%	4.0%
Risk-based capital:
Tier 1	44,108	16.7	4.0
Total	47,406	18.0	8.0
December 31, 2005:
Bank:
Leverage (Tier 1) capital	$41,113	10.8%	4.0%	5.0%
Risk-based capital:
Tier 1	41,113	16.3	4.0	6.0
Total	44,269	17.5	8.0	10.0
Consolidated:
Leverage (Tier 1) capital	$42,984	11.5%	4.0%
Risk-based capital:
Tier 1	42,984	16.9	4.0
Total	46,140	18.2	8.0

(12)	Stockholders’ Equity

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2006 totaled $8,588,000.

Stock Repurchase Plan

In April 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 100,000 shares of outstanding stock. In July 2006, the Board of Directors approved an increase in the number of shares to 150,000 under this program. During the year 2006, 128,973 shares were repurchased with a remaining balance of 21,027 authorized to be repurchased under this program.

(13)	Comprehensive (Loss) Income

Comprehensive (loss) income represents the sum of net income and items of “other comprehensive (loss) income” which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefits plan, and the supplemental retirement plans. The Company has reported its comprehensive (loss) income for 2006, 2005, and 2004 in the consolidated statements of changes in stockholders’ equity.

The Company’s other comprehensive loss consisted of the following components for the years ended December 31:
	2006	2005	2004
		(In thousands)
Net unrealized holding losses arising
during the year, net of taxes (benefit) of ($78)
in 2006, ($502) in 2005, and ($327) in 2004	$(117)	$(744)	$(490)
Reclassification adjustment for net realized losses
(gains) included in income, net of
taxes (benefit) of ($1) in 2006, $2 in 2005,
and $6 in 2004	3	(4)	(8)
Minimum pension liability adjustment, net of
taxes of $— in 2006, $103 in 2005 and
$21 in 2004	—	(155)	(37)
Other comprehensive loss	$(114)	$(903)	$(535)

At December 31, 2006, the components of accumulated other comprehensive loss are as follows:

2006
(In thousands)
Supplemental executive retirement plan, net of taxes of $232	$(348)
Postretirement benefits, net of tax benefit of $139	209
Defined benefit pension liability, net of taxes of $1,410	(2,115)
Accumulated other comprehensive loss due to the adoption of FAS 158	(2,254)
Net unrealized holding losses, net of taxes of $386	(579)
Accumulated other comprehensive loss	$(2,833)

As of December 31, 2005, the Company had accumulated other comprehensive loss on the net unrealized loss on securities available for sale of $465,000 and $893,000 related to the minimum pension liability adjustment, net of taxes.

(14)	Related Party Transactions

Certain directors and executive officers of the Company, as well as certain affiliates of these directors and officers, have engaged in loan transactions with the Company. Such loans were made in the ordinary course of business at the Company’s normal terms, including interest rates and collateral requirements, and do not represent more than normal risk of collection. Outstanding loans to these related parties are summarized as follows at December 31:

	2006	2005
	(In thousands)
Directors	$1,048	$2,301
Executive officers (nondirectors)	545	373
	$1,593	$2,674

During 2006, total advances to these directors and officers were $1,652,000 and total payments made on these loans were $2,733,000. These directors and officers had unused lines of credit with the Company of $919,000 and $892,000 at December 31, 2006 and 2005, respectively.

(15)	Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s average compensation during the five consecutive years in the last ten years of employment affording the highest such average. The Company’s funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of ERISA, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The Company also sponsors a postretirement medical, dental and life insurance benefit plan for retirees in the pension plan. Effective in 2005, employees attaining age 55 or later, and whose age plus service is greater than or equal to 85 are eligible for medical benefits. The retirees pay a percentage of the medical benefit costs. The plan is unfunded. The Company accounts for the cost of these postretirement benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. The Company adopted SFAS No. 106 as of January 1, 1993 and elected to amortize the accumulated benefit obligation at that date (transition obligation) into expense over the allowed period of 20 years.

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2006 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $472,000 to its pension plan and $72,000 to its other postretirement benefit plan in 2007. Benefits, which reflect estimated future employee service, are expected to be paid as follows:

	Pension	Postretirement
	benefit	benefit
	(Dollars in thousands)
2007	$288	$112
2008	335	117
2009	412	124
2010	446	137
2011	585	167
Years 2012-2016	3,915	1,105

The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30 measurement date and the other postretirement benefit plan as of a December 31 measurement date, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheets:

Obligations and Funded Status

	Pension benefit		Postretirement benefit
For the year ended	2006	2005	2006	2005
		(Dollars in thousands)
Change in benefit obligation
Beginning of year	$8,290	$6,988	$3,190	$3,104
Service cost	437	298	174	166
Interest cost	474	408	169	176
Actuarial (gain) loss	234	846	(741)	(216)
Benefits paid	(248)	(250)	(59)	(56)
Contributions by plan participants	—	—	18	16
End of year	9,187	8,290	2,751	3,190
Changes in fair value of plan assets:
Beginning of year	5,382	4,877	—	—
Actual return on plan assets	286	414	—	—
Employer contributions	457	341	41	39

Contributions by plan participants	—	—	18	16
Benefits paid	(248)	(250)	(59)	(55)
End of year	5,877	5,382	—	—
Unfunded status at end of year	$(3,310)	$(2,908)	$(2,751)	$(3,190)
Unrecognized net transition cost	—	(2)	—	—
Unrecognized net actuarial cost	—	3,183	—	1,101
Unrecognized prior service cost (benefit)	—	212	—	(714)

Net asset (liability) recognized	$(3,310)	$485	$(2,751)	$(2,803)
Amounts recognized in the consolidated
balance sheet consist of:
Other assets	$—	$697	$—	$—
Other liabilities	(3,310)	(1,699)	(2,751)	(2,803)
Accumulated other comprehensive
loss (pre-tax basis)	—	1,487	—	—
Net amount recognized	$(3,310)	$485	$(2,751)	$(2,803)
Amounts recognized in accumulated other
comprehensive loss consists of:
Minimum liability	$—	$1,699	$—	$—
Unrecognized actuarial (gain) loss	3,338	—	(321)	—
Unrecognized prior service cost	187	—	669	—
Intangible asset	—	(212)	—	—
Net amount recognized	$3,525	$1,487	$348	$—

The accumulated benefit obligation for the pension plan was $7,147,000 and $6,597,000 at September 30, 2006 and 2005, respectively.

The components of the net periodic benefit cost for these plans were as follows:

	Pension benefit			Postretirement benefit
For the year ended December 31,	2006	2005	2004	2006	2005	2004
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$437	$298	$266	$174	$166	$242
Interest cost	474	408	375	169	176	209
Expected return on plan assets	(402)	(366)	(321)	—	—	—
Amortization of unrecognized
transition (obligation) asset	(2)	(4)	(4)	—	—	18
Amortization of prior service cost	25	25	25	(45)	(45)	—
Recognized net actuarial loss	196	134	135	39	53	60
Net amount recognized	$728	$495	$476	$337	$350	$529

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $173,000 and $25,000, respectively. The estimated prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $45,000.

Assumptions used to determine benefit obligations for the pension plan as of a September 30 measurement date and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Discount rate	5.65%	5.35%	5.75%	5.35%
Rate of compensation increase	5.00	4.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:
	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Discount rate	5.65%	5.75%	5.35%	5.75%
Expected long-term rate of return
on plan assets	7.50	7.50	—	—
Rate of compensation increase	5.00	3.75	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan’s targeted allocation of assets.

Previous to the most recent change in 2005, the postretirement plan was amended in 2004. It was altered from retiree eligibility for those at age 55 with a minimum of 10 years of service, to age 55 with a minimum of 10 years of service and whose age plus service is greater than or equal to 85. This changed from the requirement that employees must retire after age 55 with at least 10 years of service to be eligible for medical benefits. In addition, retiree contributions for ages 65 and over changed to retiree pays 25% of the special Medicare Supplement premium if single coverage is selected and 40% of the special Medicare Supplement premium otherwise, from the previous provision of retiree pays 25% of the active premium or the special Medicare Supplement premium for any coverage selected.

The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2006 was 8.0%, declining gradually to 5.0% in 2010 and remaining at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2006 was 7.0%, declining gradually to 4.0% in 2010 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2006 by approximately $527,000 and the net periodic benefit cost for the year by approximately $87,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $407,000 and $65,000, respectively.

The Company’s pension plan asset allocation at September 30, 2006 and 2005, by asset category is as follows:

	2006	2005
Asset category:
Equity securities	60%	63%
Debt securities	31	32
Other	9	5
Total	100%	100%

Plan assets are invested in eleven diversified investment funds of Citizens Bank. The investment funds include six equity funds, four bond funds and one money market fund. Citizens Bank has been given discretion by the Company to determine the appropriate strategic asset allocation as governed by the Company’s Discretionary Asset Management Investment Policy Statement which provides specific targeted asset allocations for each investment fund as follows:

Allocation Range
Citizens Bank Investment Funds:
Large Cap Domestic Equity	30% - 40%
Mid Cap Domestic Equity	5% - 15%
Small Cap Domestic Equity	0% - 10%
International Equity	5% - 20%
Real Estate	0% - 10%
Core Investment Grade Bonds	15% - 30%
Mortgages	0% - 15%
Money Market	0% - 10%

The actual asset allocations at December 31, 2006 are consistent with the table above.

Directors Survival Insurance

The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $295,000 at December 31, 2006 and $273,000 at December 31, 2005 and are unfunded. The Company recorded an expense of $22,000, $58,000 and $18,000 relating to this plan during the years ended December 31, 2006, 2005 and 2004 respectively.

Profit Sharing Plan

The Company maintains a program for full time employees. The benefits accrued under this plan totaled $50,000 at December 31, 2006 and $55,000 at December 31, 2005 and are unfunded. The Company recorded an expense of $582,000, $633,000 and $578,000 relating to this plan during the years ended December 31, 2006, 2005 and 2004 respectively.

Tax-Deferred Savings Plan

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $145,000, $161,000 and $133,000 in 2006, 2005 and 2004 respectively.

Supplemental Executive Retirement Plan

In 2004, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $1,325,000 at December 31, 2006 and $596,000 at December 31, 2005, and are unfunded. The Company recorded an expense of $185,000, $410,000 and $83,000 relating to this plan during the years ended December 31, 2006, 2005 and 2004 respectively. In addition to the current year expense of $185,000, the increase in accrued benefits from December 31, 2005 to 2006 includes the effects of adopting SFAS No. 158 in the amount of $580,000.

Director Retirement Plan

In 2004, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $563,000 and $339,000 at December 31, 2006 and 2005 respectively, and are unfunded. The Company recorded an expense of $224,000, $152,000 and $107,000 relating to this plan during the years ended December 31, 2006, 2005 and 2004 respectively.

(16)	Commitments and Contingent Liabilities

Legal Proceedings

The Company and the Bank are, from time to time, defendants in legal proceedings relating to the conduct of their business. In the best judgment of management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

Off-Balance-Sheet Financial Instruments

The Company is a party to certain financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These are limited to commitments to extend credit and standby letters of credit which involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s maximum exposure to credit loss in the event of nonperformance by the other party to these instruments represents the contract amounts, assuming that they are fully funded at a later date and any collateral proves to be worthless. The Company uses the same credit policies in making commitments as it does for on-balance-sheet extensions of credit.

Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:

	2006	2005
	(In thousands)
Loan origination commitments and unused lines of credit:
Mortgage loans	$9,346	$13,655
Commercial loans	12,900	12,540
Home equity lines	12,383	11,661
Other revolving credit	3,432	3,875
	38,061	41,731
Standby letters of credit	1,175	1,691
	$39,236	$43,422

These agreements to extend credit have been granted to customers within the Company’s lending area described in note 4 and relate primarily to fixed-rate loans.

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

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management’s credit evaluation of the customer. Mortgage commitments are secured by liens on real estate. Collateral on extensions of credit for commercial loans varies but may include accounts receivable, equipment, inventory, livestock, and income-producing commercial property.

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,175,000 and $1,691,000 at December 31, 2006 and 2005, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2006 and 2005 was not significant.

(17)	Fair Values of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its on- and off-balance-sheet financial instruments. SFAS No. 107 defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between parties other than in a forced sale or liquidation.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument, nor do they reflect possible tax ramifications or transaction costs. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business or the value of nonfinancial assets and liabilities. In addition, there are significant unrecognized intangible assets that are not included in these fair value estimates, such as the value of “core deposits” and the Company’s branch network.

The following is a summary of the net carrying values and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2006		2005
	Net		Net
	carrying	Estimated	carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$12,270	$12,270	$24,192	$24,192
Securities available for sale	99,788	99,788	88,984	88,984
Securities held to maturity	9,445	9,570	8,195	8,233
Loans, net	247,244	247,759	240,646	239,105
Accrued interest receivable	2,441	2,441	2,040	2,040
FHLB stock	2,296	2,296	2,496	2,496
Financial liabilities:
Demand deposits (non-interest-bearing)	64,974	64,974	65,266	65,266
Interest-bearing deposits	260,099	260,099	246,830	246,830
FHLB advances	20,000	19,930	25,000	24,908
Short-term borrowings	903	903	427	427
Accrued interest payable	604	604	550	550

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

Deposit Liabilities

The fair values of deposits with no stated maturity (such as checking, savings and money market deposits) equal the carrying amounts payable on demand. The fair values of time deposits are based on the discounted value of contractual cash flows. The discount rates are estimated based on the rates currently offered for time deposits with similar remaining maturities.

FHLB Advances

The fair value was estimated by discounting scheduled cash flows through maturity using current market rates.

Other Financial Instruments

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying amounts at December 31, 2006 and 2005.

The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2006 and 2005, the fair values of these financial instruments approximated the related carrying values which were not significant.

(18)	Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:

Balance Sheets

	December 31
	2006	2005
	(In thousands)
Assets
Cash	$10	$88
Securities available for sale	1,017	982
Investment in subsidiary	39,502	40,094
Premises and equipment, net	839	901
Other assets	4	457
Total Assets	$41,372	$42,522
Liablities and Stockholders’ Equity
Liabilities	$97	$3
Stockholders’ equity	41,275	42,519
Total Liabilities and Stockholders’ Equity	$41,372	$42,522

Statements of Income

	Years ended December 31
	2006	2005	2004
		(In thousands)
Dividend income from subsidiary	$4,787	$1,800	$1,800
Dividend income on securities available for sale	34	29	23
Rental income from subsidiary	—	235	313
Other non-interest income	3	11	7
	4,824	2,075	2,143
Occupancy and equipment expenses	121	116	110
Other non-interest expenses	131	108	134
	252	224	244
Income before income taxes and
undistributed income of subsidiary	4,572	1,851	1,899
Income tax expense	—	33	38
Income before undistributed
income of subsidiary	4,572	1,818	1,861
Equity in undistributed income of subsidiary	371	3,907	4,310
Net Income	$4,943	$5,725	$6,171

Statements of Cash Flows

	Years ended December 31
	2006	2005	2004
		(In thousands)
Operating activities:
Net income	$4,943	$5,725	$6,171
Equity in undistributed income of subsidiary	(371)	(3,907)	(4,310)
Depreciation and amortization	62	62	61
Other adjustments, net	—	32	34
Net Cash Provided by Operating Activities
	4,634	1,912	1,956
Investing activities:
Proceeds from calls of securities
available for sale	—	3	150
Purchase of securities available for sale	—	(170)	(150)
Cash Provided (Used) by Investing Activities
	—	(167)	—
Financing activities:
Purchases of treasury stock	(2,614)	—	—
Cash dividends paid	(2,098)	(1,949)	(1,776)
Net Cash Used in Financing Activities	(4,712)	(1,949)	(1,776)
Net (Decrease) Increase in Cash	(78)	(204)	180
Cash at Beginning of Year	88	292	112
Cash at End of Year	$10	$88	$292

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2006, the Company dismissed its independent accountants, KPMG, LLP and appointed Beard Miller Company LLP (BMC) as its new independent accountants, each effective immediately. The Company filed a Current Report on Form 8-K in connection with the change. The Company filed a Current Report on form 8K on June 16, 2006 in connection with this change.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 herein.

ITEM 9B. OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2006 Proxy Statement, which will be filed the Securities and Exchange Commission within 120 days of the Company’s 2006 fiscal year end, in the Election of Directors section, the Mangement section, the Executive Compensation And Other Information section, and the corporate governance disclosures which sections is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2006 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2006 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2006 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2006 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The consolidated financial statements and schedules of the Company and Bank are included in item 8 of Part II.

(a) 2.	All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

3.1	Certificate of Incorporation of the Company (Incorporation by Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement, effective June 29, 1991)

3.2	The Bylaws of the Company (Incorporated by Reference to Exhibit 3.5 and 3.6 to Form 8 Registration Statement, effective June 29, 1991)

4.1	Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

21.1	Subsidiaries of the Company

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	906 certification of Chief Executive Officer

32.2	906 certification of Chief Financial Officer

99.1
Written agreement between The First National Bank of Jeffersonville and the Office of the Comptroller of the Currency dated November 28, 2006 (Incorporated by Reference to Exhibit 99.1 to Form 8-K Current Report filed on November 30, 2006).

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	By: /s/ Raymond Walter	By: /s/ Charles E. Burnett
	Chief Executive Officer	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arthur E. Keesler	Chairman-Director	March 15, 2007
Arthur E. Keesler

/s/ Wayne V. Zanetti	Vice President	March 15, 2007
Wayne V. Zanetti

/s/ John K. Gempler	Secretary-Director	March 15, 2007
John K. Gempler

/s/ Edward T. Sykes	Director	March 15, 2007
Edward T. Sykes

/s/ Raymond Walter	Chief Executive Officer	March 15, 2007
Raymond Walter	President-Director

/s/ Earle A. Wilde	Director	March 15, 2007
Earle A. Wilde

/s/ James F. Roche	Director	March 15, 2007
James F. Roche

/s/ John W. Galligan	Director	March 15, 2007
John W. Galligan

/s/ Kenneth C. Klein	Director	March 15, 2007
Kenneth C. Klein

/s/ Douglas A. Heinle	Director	March 15, 2007
Douglas A. Heinle