Form 10-Q
period 2007-03-31
JEFFERSONVILLE BANCORP
filed 2007-05-10
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, $0.50 par value per share	4,277,818 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$22,127	$12,270
Securities available for sale, at fair value	91,166	99,788
Securities held to maturity, estimated fair value of $9,801
at March 31, 2007 and $9,570 at December 31, 2006	9,688	9,445
Loans, net of allowance for loan losses of $3,497 at
March 31, 2007 and $3,516 at December 31, 2006	245,473	247,244
Accrued interest receivable	2,512	2,441
Premises and equipment, net	3,344	3,040
Federal Home Loan Bank stock	2,296	2,296
Bank-owned life insurance	13,777	13,651
Other assets	6,145	7,116
Total Assets	$396,528	$397,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$65,897	$64,974
NOW and super NOW accounts	32,247	31,276
Savings and insured money market deposits	103,967	100,391
Time deposits	121,615	128,432
Total Deposits	323,726	325,073

Federal Home Loan Bank borrowings	20,000	20,000
Short-term debt	412	903
Other liabilities	10,595	10,040
Total Liabilities	354,733	356,016

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 489,968 shares at March 31, 2007
and 462,438 at December 31, 2006	(4,235)	(3,722)
Retained earnings	39,706	38,963
Accumulated other comprehensive loss	(2,543)	(2,833)
Total Stockholders’ Equity	41,795	41,275
Total Liabilities and Stockholders’ Equity	$396,528	$397,291

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except for per share data)

	For the three months ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,647	$4,401
Securities:
Taxable	770	652
Non-taxable	488	484
Federal funds sold	46	230
Total Interest and Dividend Income	5,951	5,767

INTEREST EXPENSE
Deposits	1,946	1,558
Federal Home Loan Bank borrowings	243	298
Other	8	3
Total Interest Expense	2,197	1,859

Net interest income	3,754	3,908
Provision (credit) for loan losses	(370)	90
Net Interest Income After Provision (Credit) for Loan Losses	4,124	3,818

NON-INTEREST INCOME
Service charges	462	431
Earnings on bank-owned life insurance	126	114
Net security gains (losses)	(7)	—
Foreclosed real estate income (loss), net	9	(13)
Other non-interest income	276	263
Total Non-Interest Income	866	795

NON-INTEREST EXPENSES
Salaries and employee benefits	1,955	2,019
Occupancy and equipment expenses	488	505
Other non-interest expenses	886	846
Total Non-Interest Expenses	3,329	3,370

Income before income tax expense	1,661	1,243
Income tax expense	402	270
Net Income	$1,259	$973

Basic earnings per common share	$0.29	$0.22

Average common shares outstanding	4,296	4,434

Cash dividends declared per share	$0.12	$0.11

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$1,259	$973
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (credit) for loan losses	(370)	90
Depreciation and amortization	144	143
Write down of foreclosed real estate	—	7
Net earnings on bank-owned life insurance	(126)	(114)
Net security losses (gains)	7	—
Deferred income tax benefit	(286)	—
Increase in accrued interest receivable	(71)	(200)
Decrease (increase) in other assets	1,064	(659)
Increase in other liabilities	682	476
Net Cash Provided by Operating Activities	2,303	716

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	3,971	1,573
Securities held to maturity	329	305
Proceeds from sales of securities available for sale	5,000	—
Purchases:
Securities available for sale	—	(3,994)
Securities held to maturity	(572)	(80)
Disbursement for loan originations, net of principal collections	2,141	254
Net purchases of premises and equipment	(448)	(308)
Net Cash Provided by (Used in) Investing Activities	10,421	(2,250)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,347)	18,858
Net decrease in short-term borrowings	(491)	(409)
Purchases of treasury stock	(513)	—
Cash dividends paid	(516)	(488)
Net Cash Provided (Used) by Financing Activities	(2,867)	17,961
Net Increase in Cash and Cash Equivalents	9,857	16,427
Cash and Cash Equivalents at Beginning of Year	12,270	24,192
Cash and Cash Equivalents at End of Year	$22,127	$40,619

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$2,141	$1,760
Income taxes	290	754
Transfer of loans to foreclosed real estate	—	47

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

A.   Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2007 and December 31, 2006, the results of operations and the cash flows for the three month periods ended March 31, 2007 and 2006. Certain reclassifications have been made in order to conform with the current year’s presentation. All adjustments are normal and recurring. First quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2006 Annual Report on Form 10-K.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended March 31, 2007 and 2006, the weighted average common shares outstanding were 4,295,892 and 4,434,321 respectively. There were no dilutive securities during any of the periods. Earnings per share were $0.29 for the quarter ended March 31, 2007, as compared to $0.22 per share for the same period in 2006.

C.	Comprehensive Income

The following tables show comprehensive income for the three month periods ended March 31, 2007 and 2006, dollars shown in thousands.

	Three Months Ended

	March 31, 2007	March 31, 2006

Net Income	$1,259	$973

Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period,
net of tax (pretax amount of $350 for 2007 and $1,067 in 2006)	210	(640)
Reclassification adjustment for net losses realized in net
income during the period, net of tax (pretax amount of $7)	4	-
Minimum pension liability adjustment, net of tax
(pretax amount of $ 49)	30	-
Other comprehensive income on FAS 87 liabilities, net of tax
(pretax amount of $77)	46	-
Other comprehensive income	290	(640)

Total comprehensive income	$1,549	$333

The following table shows the components of accumulated other comprehensive loss at March 31, 2007 and December 31, 2006, dollars show in thousands:

	March 31, 2007	December 31, 2006
Supplemental executive retirement plan, net of taxes of
$197 in 2007, and $232 in 2006	$(296)	$(348)
Postretirement benefits, net of tax benefit of $135
in 2007, and $139 in 2006	203	209
Defined benefit pension liability, net of taxes of $1,390 in 2007,
and $1,410 in 2006	(2,085)	(2,115)
Net unrealized holding losses, net of taxes of $243
in 2007, and $386 in 2006	(365)	(579)
Accmumlated other comprehensive loss	$(2,543)	$(2,833)

D.	New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 as reported in the 2006 Form 10-K. Management believes that there are no uncertain tax positions. Interest and penalties, if recorded, would be included in other income and expense. For the current fiscal year, there have not been any significant interest or penalties incurred.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement and is not adopting this statement early.

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

In September 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of there terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITG 06-10 on its consolidated financial position and results of operations.

E.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2006 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended March 31, 2007 and 2006, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2007	2006	2007	2006

Service cost	$109	$109	$36	$44
Interest cost	129	119	39	42
Expected return on plan assets	(112)	(101)	—	—
Amortization of prior service cost	—	—	(12)	(11)
Amortization of transition (asset) obligation	6	6	—	—
Recognized net actuarial loss	43	49	1	10

Net periodic benefit cost	$175	$182	$64	$85

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $472,000 to its pension plan and $72,000 to its other postretirement benefits plan in 2007. As of March 31, 2007, a contribution of $99,000 was made to the pension plan and $18,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2007 will be made.

F.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $2,028,000 at March 31, 2007 and $1,175,000 at December 31, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2007 was insignificant.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report includes certain forward-looking statements with respect to the financial condition, results of operations and business of the Company based on current management’s expectations. Economic circumstances, the Company's operations and the Company’s actual results could differ significantly from those discussed in the forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and securities portfolios, changes in accounting principles, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services and prices. Some of these and other factors are discussed in the Company’s annual and quarterly reports filed with the Securities and Exchange Commission. Such developments could have an adverse impact on the Company’s financial position and results of operations.

A.	Overview - Financial Condition

During the period from December 31, 2006 to March 31, 2007, total assets decreased $763,000 or 0.2%. Decreases in securities available for sale, net loans and other assets were partially offset by increases in cash and cash equivalents. Securities available for sale decreased from $99,788,000 at year end 2006 to $91,166,000 at March 31, 2007, a decrease of $8,622,000 or 8.6%. The $8,100,000 increase in federal funds sold, a component of cash and cash equivalents, was partially funded by security sales, and was in anticipation of the upcoming repayment of $3,000,000 in brokered deposits and a Federal Home Loan Bank repayment of $5,000,000.

Total deposits decreased from $325,073,000 at December 31, 2006 to $323,726,000 at March 31, 2007, a decrease of $1,347,000 or 0.4%. Time deposits decreased $6,817,000 or 5.3% to $121,615,000 at March 31, 2007 from December 31, 2006 due to $5,842,000 of brokered deposits coming due. Partially offsetting this decrease was savings deposit growth of $3,576,000 or 3.6% from $100,391,000 at December 31, 2006 to $103,967,000 at March 31, 2007. NOW and super NOW accounts increased $971,000 from December 31, 2006 to $32,247,000 or 3.1% at March 31, 2007. Demand deposits increased $923,000 to $65,897,000 at March 31, 2007, an increase of 1.4%.

As previously disclosed in the 2006 Form 10-K, the proposed 2007 New York State budget bill contained a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill was not passed as drafted and a revised bill was enacted whereby the REIT elimination has a four-year phase out with a carve-out for banks with assets up to $8 billion. As the Bank is well below the carve-out threshold, the REIT deduction will remain in tact for the Company. In addition, banks received a reduction in their tax rate from 7.5% to 7.1% which takes effect for 2007.

Total stockholders’ equity increased $520,000 or 1.3% from $41,275,000 at December 31, 2006 to $41,795,000 at March 31, 2007. This increase was the result of net income of $1,259,000 and a $290,000 decrease in accumulated other comprehensive loss, less cash dividends of $516,000 and the purchase of treasury stock of $513,000.

Loan Portfolio Composition, dollars in thousands:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$95,168	38.2%	$95,520	38.1%
Commercial	76,625	30.8	82,987	33.1
Home Equity	24,275	9.8	24,195	9.6
Farm land	3,692	1.5	3,726	1.5
Construction	12,160	4.9	6,087	2.4
	211,919	85.2	212,515	84.7
OTHER LOANS
Commercial loans	27,241	10.9	28,106	11.3
Consumer installment loans	9,553	3.8	9,773	3.9
Other consumer loans	118	0.0	118	0.0
Agricultural loans	139	0.1	248	0.1
	37,051	14.8	38,245	15.3
Total loans	248,970	100.0%	250,760	100.0%

Allowance for loan losses	(3,497)		(3,516)
Total loans, net	$245,473		$247,244

B.	Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. As disclosed in the Company’s 10-K, the Company recovered $441,000 on a previously written-off loans. This recovery was for a loans made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007. The Bank recovered $376,000 in previously charged off loans and $65,000 in lost interest, which was taken into interest income. Based on our evaluation of the allowance for loan losses, it was determined that the large recovery created an excess in our reserves to the extent of $370,000. Accordingly, $370,000 was transferred out of the allowance for loan losses during the first quarter, resulting in a provision (credit) for loan losses of ($370,000) for the three months ended March 31, 2007 compared to $90,000 for the three months ended March 31, 2006. Total charge-offs for the three month period ended March 31, 2007 were $64,000 compared to $241,000 for the same period in the prior year, while recoveries increased from $38,000 for the 2006 period to $415,000 for the 2007 period. The amounts represent net recoveries of $351,000 in the first quarter of 2007 versus net charge-offs of $203,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended, dollars in thousands:

	Three months ended March 31, 2007	Three months ended March 31, 2006	Year ended December 31, 2006
Balance at beginning of period	$3,516	$3,615	$3,615
Provision (credit) for loan losses	(370)	90	90
Loans charged-off	(64)	(241)	(533)
Recoveries	415	38	344
Balance at ending of period	$3,497	$3,504	$3,516

Annualized net charge-offs (recoveries) as a percentage of
Average outstanding loans	(0.4)%	0.33%	0.08%
Allowance for loan losses to:
Total loans	1.40%	1.44%	1.40%
Total non-performing loans	144.9%	141.4%	187.0%

C.	Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due, or if the loan is in the process of collection. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. Interest income on nonaccrual loans which are well secured, are recorded on a cash basis.

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	March 31, 2007	December 31, 2006
Nonaccrual loans	$2,401	$1,867
Loans past due 90 days or more and still accruing interest	11	13
Total nonperforming loans	$2,412	$1,880
Non-performing loans as a percentage of total loans	0.97%	0.75%

As of March 31, 2007, there were $1,965,000, and $1,528,000 as of December 31, 2006 of loans which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114.

D.	Capital

Under the Federal Reserve Bank’s risk-based capital rules, the Company’s Tier I risk-based capital was 16.9% and total risk-based capital was 18.2% of risk-weighted assets at March 31, 2007. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.1% at March 31, 2007 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements as of March 31, 2007, dollars in thousands:

As of March 31,	2007

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$44,338

TIER II CAPITAL
Allowance for loan losses (1)	3,279
Total risk-based capital	$47,617
Risk-weighted assets (2)	$262,136
Average assets	$397,831

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.9%
Total risk-based capital (minimum 8.0%)	18.2%
Leverage (minimum 4.0%)	11.1%

[1]	The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

Consolidated Average Balance Sheet as of March 31, 2007 Year to Date
(Fully Taxable Equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$62,541	$770	4.92%
Tax exempt securities (2)	48,224	740	6.14%
Total securities	110,765	1,510	5.45%
Short-term investments	3,985	46	4.62%
Loans
Real estate mortgages	182,928	3,167	6.93%
Home equity loans	24,277	411	6.77%
Time and demand loans	25,848	596	9.22%
Installment and other loans	17,151	473	11.03%
Total loans(3)	250,204	4,647	7.43%
Total interest earning assets	364,954	6,203	6.80%
Other assets	32,877
Total assets	$397,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$36,131	45	0.50%
Savings and insured money market deposits	103,914	605	2.33%
Time deposits	126,110	1,296	4.11%
Total interest bearing deposits	266,155	1,946	2.92%
Federal funds purchased and other short-term debt	502	8	6.37%
Long-term debt	20,000	243	4.86%
Total interest bearing liabilities	286,657	2,197	3.07%
Demand deposits	59,319
Other liabilities	10,539
Total liabilities	356,515
Stockholders’ equity	41,316
Total liabilities and stockholders’ equity	$397,831
Net interest income - tax effected		4,006
Less: Tax gross up on exempt securities		(252)
Net interest income per statement of income		$3,754
Net interest spread			3.73%
Net interest margin(4)			4.39%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

Consolidated Average Balance Sheet as of March 31, 2006 Year to Date
(Fully Taxable Equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$52,406	$652	4.98%
Tax exempt securities(2)	48,168	734	6.10%
Total securities	100,574	1,386	5.51%
Short-term investments	21,409	230	4.30%
Loans
Real estate mortgages	174,583	3,012	6.90%
Home equity loans	22,778	358	6.29%
Time and demand loans	27,819	568	8.17%
Installment and other loans	17,818	463	9.63%
Total loans(3)	242,998	4,401	7.24%
Total interest earning assets	364,981	6,017	6.59%
Other assets		32,027
Total assets	$397,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$40,469	50	0.49%
Savings and insured money market deposits	89,830	384	1.71%
Time deposits	125,314	1,124	3.59%
Total interest bearing deposits	255,613	1,558	2.44%
Federal funds purchased and other short-term debt	287	3	4.18%
Long-term debt	25	298	4.77%
Total interest bearing liabilities	280,900	1,859	2.64%
Demand deposits	65,206
Other liabilities	8,247
Total liabilities	354,353
Stockholders’ equity	42,655
Total liabilities and stockholders’ equity	$397,008
Net interest income - tax effected		4,158
Less: Tax gross up on exempt securities		(250)
Net interest income per statement of income		$3,908
Net interest spread			3.95%
Net interest margin(4)			4.56%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS (dollars in thousands)

	Three months ended March 31, 2007 compared to 2006 increase (decrease) due to change in
	Volume	Rate	Total
INTEREST INCOME
Investment securities and securities available for sale	$140	$(16)	$124
Short-term investments	(187)	3	(184)
Loans	131	115	246
Total interest income	84	102	186

INTEREST EXPENSE
NOW and Super NOW deposits	(5)	—	(5)
Savings and insured money market deposits	60	161	221
Time deposits	7	165	172
Federal funds purchased and other short-term debt	2	3	5
Long-term debt	(60)	5	(55)
Total interest expense	4	334	338
Net interest income	$80	$(232)	$(152)

E.	Results of Operations

Net income for the first three months of 2007 increased $286,000 to $1,259,000 compared to $973,000 for the same period in 2006. This overall increase was primarily due to a $441,000 loan loss recovery which permitted the Company to reduce the current provision for loan losses by $370,000, adding that amount to income during the quarter, and provided additional interest income for the quarter. Total interest income increased $184,000 to $5,951,000 or 3.2%, with $246,000 of the increase attributable to income from loan interest and fees. Lower cash balances in federal funds sold reduced interest earned by $184,000 to $46,000 for the three months ended March 2007 verses 2006. Offsetting income gains, interest expense increased $338,000 or 18.2% from $1,859,000 for the three months ended March 31, 2006 compared to $2,197,000 for the three months ended March 31, 2007.

Tax equivalent net interest income decreased $152,000 or 3.7% in the first three months of 2007 compared to the same period in 2006, primarily due to rising interest rates. The yield on investment securities decreased 6 basis points from 5.51% in 2006 to 5.45% in 2007 as the result of sales of available for sale securities. The cash proceeds are earmarked to reduce pending liability maturities. The yield on Federal funds sold increased by 32 basis points from 4.30% to 4.62% for the period ended March 31, 2007 as compared to the prior year. The yield on the total loan portfolio increased by 19 basis points in the quarter ended March 31, 2007 compared to the first quarter of 2006. The average yield on real estate mortgage loans which compromise a major portion of the loan portfolio, increased only 3 basis points for the three month period primarily due to the competitiveness of the market. Home equity loans had a 49 basis point increase to 6.77% at March 31, 2007 due to higher interest rates. The overall yield on interest earning assets increased 21 basis points to 6.80% in 2007 up from 6.59% in 2006. The total average balance for earning assets was $397,831,000 for the three month period ended March 31, 2007 compared to $397,008,000 for the same three month period in 2006, an increase of $823,000 or 0.2%. An increase in average loans of $7,206,000 and an increase in average securities of $10,191,000, offset partially by a decrease in Federal funds sold of $17,424,000 accounted for the change from March 31, 2006 to March 31, 2007.

The ever increasing interest rate environment caused the Company to re-price its deposits which resulted in a 48 basis point increase in the cost on interest bearing deposits for the three month period ended March 31, 2007 as compared to the same period in 2006. The overall net interest margin decreased 17 basis points from 4.56% in the first quarter of 2006 to 4.39% in the first quarter of 2007.

The provision (credit) for loan losses was ($370,000) for the three months ended March 31, 2007, a decrease of $460,000 compared to $90,000 for the three months ended March 31, 2006. The provision for loan losses was decreased by $370,000 in the first quarter of 2007 due mainly to the $441,000 recovery previously mentioned and loans continuing to be well secured.

Non-interest income was $866,000 for the first three months of 2007 compared to $795,000 for the same period in 2006, an increase of $71,000 or 8.9%. This increase was primarily due to an increase in service charges of $31,000. All other non-interest income increased $40,000.

Non-interest expenses were $3,329,000 for the first three months of 2007 compared to $3,370,000 for the same period in 2006, a decrease of $41,000 or 1.2 % of which the largest component was salaries and wages which decreased $64,000 from lower retirement costs and FAS 91 deferrals.

Income tax expense was $402,000 for the three month period ended March 31, 2007 compared to $270,000 for the corresponding period in 2006, an increase of $132,000 or 29.4%. The Company’s effective tax rates were 24.2% and 21.7% for the three month periods ended March 31, 2007 and 2006, respectively. This increase was primarily due to tax exempt income being a smaller component of pretax income in 2007 verses 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2006. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered securities.

During 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 150,000 shares of outstanding stock. In March 2007, the Board of Directors approved an increase in the number of shares to 200,000 under this program. During the first quarter of 2007, the following shares were purchased as a part of the repurchase program:

	Shares purchased	Average price paid per share	Shares purchased as part of repurchase program	Capacity to purchase more shares

1/1/2007 - 1/31/2007	—	$—	—
2/1/2007 - 2/28/2007	19,230	$18.595	19,230
3/1/2007 - 3/31/2007	8,300	$18.669	8,300
Total	27,530	$18.617	27,530	43,497

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSONVILLE BANCORP (registrant)

/s/ Raymond Walter
Raymond Walter
President and Chief Executive Officer

/s/ Charles E. Burnett
Charles E. Burnett
Chief Financial Officer and Treasurer

May 10, 2007