Form 10-Q
period 2007-06-30
JEFFERSONVILLE BANCORP
filed 2007-08-09
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007

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
Large accelerated filer ☐  Accelerated filer x  Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2007
Common Stock, $0.50 par value per share	4,258,084 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$9,326	$12,270
Securities available for sale, at fair value	94,415	99,788
Securities held to maturity, estimated fair value of $6,425 at June 30, 2007 and $9,570 at December 31, 2006	6,400	9,445
Loans, net of allowance for loan losses of $3,490 at June 30, 2007 and $3,516 at December 31, 2006	247,862	247,244
Accrued interest receivable	2,179	2,441
Premises and equipment, net	3,250	3,040
Federal Home Loan Bank stock	2,093	2,296
Bank-owned life insurance	13,882	13,651
Other assets	6,553	7,116
Total Assets	$385,960	$397,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$66,160	$64,974
NOW and super NOW accounts	32,059	31,276
Savings and insured money market deposits	107,519	100,391
Time deposits	111,464	128,432
Total Deposits	317,202	325,073

Federal Home Loan Bank borrowings	15,000	20,000
Short-term debt	3,001	903
Other liabilities	9,632	10,040
Total Liabilities	344,835	356,016

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 511,021 shares at June 30, 2007 and 462,438 at December 31, 2006	(4,624)	(3,722)
Retained earnings	40,180	38,963
Accumulated other comprehensive loss	(3,298)	(2,833)
Total Stockholders’ Equity	41,125	41,275
Total Liabilities and Stockholders’ Equity	$385,960	$397,291

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,623	$4,521
Securities:
Taxable	688	834
Tax exempt	423	508
Federal funds sold	57	133
Total Interest and Dividend Income	5,791	5,996

INTEREST EXPENSE
Deposits	1,913	1,781
Federal Home Loan Bank borrowings	225	260
Other	7	3
Total Interest Expense	2,145	2,044

Net interest income	3,646	3,952
Provision (credit) for loan losses	—	—
Net Interest Income After Provision (Credit) for Loan Losses	3,646	3,952

NON-INTEREST INCOME
Service charges	457	461
Earnings on bank-owned life insurance	105	90
Net security losses	(31)	—
Foreclosed real estate loss, net	(1)	(29)
Other non-interest income	270	322
Total Non-Interest Income	800	844

NON-INTEREST EXPENSES
Salaries and employee benefits	1,881	1,913
Occupancy and equipment expenses	534	492
Other non-interest expenses	679	852
Total Non-Interest Expenses	3,094	3,257

Income before income tax expense	1,352	1,539
Income tax expense	364	339
Net Income	$988	$1,200

Basic earnings per common share	$0.23	$0.27

Average common shares outstanding	4,270	4,431

Cash dividends declared per share	$0.12	$0.11

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	For the six months ended June 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$9,270	$8,922
Securities:
Taxable	1,455	1,483
Tax exempt	911	992
Federal funds sold	106	366
Total Interest and Dividend Income	11,742	11,763

INTEREST EXPENSE
Deposits	3,859	3,339
Federal Home Loan Bank borrowings	467	558
Other	16	6
Total Interest Expense	4,342	3,903

Net interest income	7,400	7,860
Provision (credit) for loan losses	(370)	90
Net Interest Income After Provision (Credit) for Loan Losses	7,770	7,770

NON-INTEREST INCOME
Service charges	919	892
Earnings on bank-owned life insurance	231	204
Net security losses	(38)	—
Foreclosed real estate income (loss), net	8	(42)
Other non-interest income	546	585
Total Non-Interest Income	1,666	1,639

NON-INTEREST EXPENSES
Salaries and employee benefits	3,836	3,932
Occupancy and equipment expenses	1,022	997
Other non-interest expenses	1,565	1,698
Total Non-Interest Expenses	6,423	6,627

Income before income tax expense	3,013	2,782
Income tax expense	766	609
Net Income	$2,247	$2,173

Basic earnings per common share	$0.52	$0.49

Average common shares outstanding	4,283	4,433

Cash dividends declared per share	$0.24	$0.22

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,247	$2,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(370)	90
Depreciation and amortization	308	294
Write down of foreclosed real estate	—	7
Net earnings on bank-owned life insurance	(231)	(204)
Increase in deferred income tax benefit	(231)	(265)
Net security losses	38	—
Decrease (increase) in accrued interest receivable	262	(168)
Decrease (increase) in other assets	1,105	(462)
Increase (decrease) in other liabilities	(157)	813
Net Cash Provided by Operating Activities	2,971	2,278

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	6,697	2,745
Securities held to maturity	3,652	753
Proceeds from sales of securities available for sale	6,385	—
Purchases:
Securities available for sale	(8,774)	(16,927)
Securities held to maturity	(607)	(3,415)
Disbursement for loan originations, net of principal collections	(248)	(5,736)
Purchase of Federal Home Loan Bank stock	(22)	(25)
Proceeds from sale of Federal Home Loan Bank stock	225	225
Net purchases of premises and equipment	(518)	(454)
Net Cash Provided by (Used in) Investing Activities	6,790	(22,834)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(7,871)	21,725
Repayments of Federal Home Loan Bank borrowings	(5,000)	(5,000)
Net increase (decrease) in short-term borrowings	2,098	(220)
Purchases of treasury stock	(902)	(618)
Cash dividends paid	(1,030)	(976)
Net Cash (Used in) Provided by Financing Activities	(12,705)	14,911
Net Decrease in Cash and Cash Equivalents	(2,944)	(5,645)
Cash and Cash Equivalents at Beginning of Year	12,270	24,192
Cash and Cash Equivalents at End of Period	$9,326	$18,547

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$4,244	$3,749
Income taxes	805	889
Transfer of loans to foreclosed real estate	—	180

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

A.    Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2007 and December 31, 2006, the results of operations for the three month and six month periods ended June 30, 2007 and 2006, and the cash flows for the six month periods ended June 30, 2007 and 2006. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. First or second quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2006 Annual Report on Form 10-K.

B.    Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended June 30, 2007 and 2006, the weighted average common shares outstanding were 4,269,920 and 4,430,585 respectively. For the six month periods ended June 30, 2007 and 2006, the weighted average common shares outstanding were 4,282,938 and 4,432,453 respectively. There were no dilutive securities during any of the periods.

C.    Comprehensive Income

The following tables show comprehensive income for the three and six month periods ended June 30, 2007 and 2006, dollars shown in thousands.

	Three Months Ended
	June 30, 2007	June 30, 2006
Net Income	$988	$1,200

Other Comprehensive Income:
Net unrealized holding losses arising during the period, net of tax (pretax amount of $1,417 for 2007 and $1,217 in 2006)	(850)	(730)
Reclassification adjustment for net losses realized in net income during the period, net of tax (pretax amount of $31 for 2007)	19	—
Minimum pension liability adjustment, net of tax (pretax amount of $49 for 2007)	30	—
Other comprehensive income on FAS 87 liabilities, net of tax (pretax amount of $77 for 2007)	46	—
Other comprehensive loss	(755)	(730)

Total comprehensive income	$233	$470

	Six Months Ended
	June 30, 2007	June 30, 2006
Net Income	$2,247	$2,173

Other Comprehensive Income:
Net unrealized holding losses arising during the period, net of tax (pretax amount of $1,065 for 2007 and $2,284 in 2006)	(639)	(1,370)
Reclassification adjustment for net losses realized in net income during the period, net of tax (pretax amount of $38)	23	—
Minimum pension liability adjustment, net of tax (pretax amount of $98)	59	—
Other comprehensive income on FAS 87 liabilities, net of tax (pretax amount of $153)	92	—
Other comprehensive loss	(465)	(1,370)

Total comprehensive income	$1,782	$803

The following table shows the components of accumulated other comprehensive loss at June 30, 2007 and December 31, 2006, dollars shown in thousands:

	June 30,	December 31,
	2007	2006
Supplemental executive retirement plan, net of taxes of $163 in 2007, and $232 in 2006	$(244)	$(348)
Postretirement benefits, net of tax benefit of $131 in 2007, and $139 in 2006	196	209
Defined benefit pension liability, net of taxes of $1,370 in 2007, and $1,410 in 2006	(2,055)	(2,115)
Net unrealized holding losses, net of taxes of $797 in 2007, and $386 in 2006	(1,194)	(579)
Accumulated other comprehensive loss	$(3,297)	$(2,833)

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to its BOLI policies. The Company is continuing to evaluate the impact of this statement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement and did not adopt this statement early.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

E.    Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2006 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended June 30, 2007 and 2006, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2007	2006	2007	2006
Service cost	$109	$109	$35	$44
Interest cost	128	119	39	42
Expected return on plan assets	(113)	(101)	—	—
Amortization of prior service cost	—	—	(10)	(11)
Amortization of transition (asset) obligation	6	6	—	—
Recognized net actuarial loss	44	49	—	10

Net periodic benefit cost	$174	$182	$64	$85

For the six months ended June 30, 2007 and 2006, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2007	2006	2007	2006
Service cost	$218	$218	$71	$88
Interest cost	257	238	78	84
Expected return on plan assets	(225)	(202)	—	—
Amortization of prior service cost	—	—	(22)	(22)
Amortization of transition (asset) obligation	12	12	—	—
Recognized net actuarial loss	87	98	1	20

Net periodic benefit cost	$349	$364	$128	$170

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $472,000 to its pension plan and $72,000 to its other postretirement benefits plan in 2007. As of June 30, 2007, contributions of $398,000 were made to the pension plan and $33,000 of contributions had been made to the other postretirement benefits plan. The Company expects that the contributions noted above for 2007 for the pension plan will be increased to $507,000 and for the postretirement benefit will be made as expected.

F.    Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $2,602,000 at June 30, 2007 and $1,175,000 at December 31, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2007 was insignificant.

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

A.    Overview – Financial Condition

During the period from December 31, 2006 to June 30, 2007, total assets decreased $11,331,000 or 2.9% due to decreases in cash and cash equivalents and investment securities. Cash decreased from $12,270,000 at December 31, 2006 to $9,326,000 at June 30, 2007 or 2.4%. Securities available for sale decreased from $99,788,000 at year end 2006 to $94,415,000 at June 30, 2007, a decrease of $5,373,000 or 5.4%. Held to maturity securities decreased $3,045,000 or 32.2% to $6,400,000 at June 30, 2007. The Company has no exposure to subprime mortgage backed securities in its investment portfolio.

Total deposits decreased from $325,073,000 at December 31, 2006 to $317,202,000 at June 30, 2007, a decrease of $7,871,000 or 2.4%. Time deposits decreased $16,968,000 or 13.2% to $111,464,000 at June 30, 2007 from December 31, 2006 due to $8,794,000 of brokered deposits coming due. Partially offsetting this decrease was savings deposit growth of $7,128,000 or 7.1% from $100,391,000 at December 31, 2006 to $107,519,000 at June 30, 2007. NOW and super NOW accounts increased $783,000 from December 31, 2006 to $32,059,000 or 2.5% at June 30, 2007. Demand deposits increased $1,186,000 to $66,160,000 at June 30, 2007, an increase of 1.8%.

Total stockholders’ equity decreased $150,000 or 0.4% from $41,275,000 at December 31, 2006 to $41,125,000 at June 30, 2007. This decrease was the result of net income of $2,247,000 less a $465,000 increase in accumulated other comprehensive loss, cash dividends of $1,030,000, and the purchase of treasury stock of $902,000.

Loan Portfolio Composition, dollars in thousands:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$96,518	38.4%	$95,520	38.1%
Commercial	85,165	33.9	82,987	33.1
Home Equity	24,497	9.7	24,195	9.6
Farm land	3,840	1.5	3,726	1.5
Construction	4,539	1.8	6,087	2.4
	214,559	85.3	212,515	84.7

OTHER LOANS
Commercialloans	27,364	10.9	28,106	11.2
Consumer installment loans	9,190	3.7	9,773	3.9
Other consumer loans	113	0.0	118	0.1
Agricultural loans	126	0.1	248	0.1
	36,793	14.7	38,245	15.3
Total loans	251,352	100.0%	250,760	100.0%

Allowance for loan losses	(3,490)		(3,516)
Total loans, net	$247,862		$247,244

B.    Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision (credit) for loan losses was ($370,000) for the six months ended June 30, 2007 compared to $90,000 for the six months ended June 30, 2006. The Company has no exposure to subprime loans as it holds none in its loan portfolio. As disclosed in the Company’s 10-K, the Company recovered $441,000 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007. Total charge-offs for the six month period ended June 30, 2007 were $109,000 compared to $330,000 for the same period in the prior year, while recoveries increased from $248,000 for the 2006 period to $453,000 for the 2007 period. The amounts represent net recoveries of $344,000 in the six months ended June 2007 net charge-offs of $82,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Six months ended June 30, 2007	Six months ended June 30, 2006	Year ended December 31, 2006
Balance at beginning of period	$3,516	$3,615	$3,615
Provision (credit) for loan losses	(370)	90	90
Loans charged-off	(109)	(330)	(533)
Recoveries	453	248	344
Balance at beginning of period	$3,490	$3,623	$3,516

Annualized net charge-offs (recoveries) as a percentage of average outstanding loans	(0.07)%	0.07%	0.08%
Allowance for loan losses to:
Total loans	1.39%	1.45%	1.40%
Total non-performing loans	130.86%	158.50%	187.00%

C.    Nonaccrual and Past Due Loans

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	June 30,	December 31,
	2007	2006
Nonaccrual loans	$2,623	$1,867
Loans past due 90 days or more and still accruing interest	44	13
Total nonperforming loans	$2,667	$1,880
Non-performing loans as a percentage of total loans	1.06%	0.75%

As of June 30, 2007, there were $1,915,000 of loans, compared to $1,528,000 as of December 31, 2006, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. As non-performing loans are well collateralized and secured, management is comfortable that no specific reserves are necessary.

D.    Capital

Under the Federal Reserve Bank’s risk-based capital rules, the Company’s Tier I risk-based capital was 17.5% and total risk-based capital was 18.7% of risk-weighted assets at June 30, 2007. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.4% at June 30, 2007 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements as of June 30, 2007, dollars in thousands:

As of June 30, 2007
TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$41,795

TIER II CAPITAL
Allowance for loan losses (1)	3,297
Total risk-based capital	$48,324
Risk-weighted assets (2)	$258,315
Average assets	$394,389

RATIOS
Tier I risk-based capital (minimum 4.0%)	17.5%
Total risk-based capital (minimum 8.0%)	18.7%
Leverage (minimum 4.0%)	11.4%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

Consolidated Average Balance Sheet for the six months ended June 30, 2007, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$59,107	$1,455	4.92%
Tax exempt securities (2)	46,837	1,380	5.89%
Total securities	105,944	2,835	5.35%
Short-term investments	4,148	106	5.11%
Loans
Real estate mortgages	182,551	6,346	6.95%
Home equity loans	24,398	835	6.84%
Time and demand loans	25,718	1,150	8.94%
Installment and other loans	17,589	939	10.68%
Total loans (3)	250,256	9,270	7.41%
Total interest earning assets	360,348	12,211	6.78%
Other assets	32,548
Total assets	$392,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,010	84	0.49%
Savings and insured money market deposits	109,834	1,311	2.39%
Time deposits	120,234	2,464	4.10%
Total interest bearing deposits	264,078	3,859	2.92%
Federal funds purchased and other short-term debt	582	16	5.50%
Long-term debt	18,122	467	5.15%
Total interest bearing liabilities	282,782	4,342	3.07%
Demand deposits	58,225
Other liabilities	10,270
Total liabilities	351,227
Stockholders’ equity	41,619
Total liabilities and stockholders’ equity	$392,896
Net interest income – tax effected		7,869
Less: Tax gross up on exempt securities		(469)
Net interest income per statement of income		$7,400
Net interest spread			3.71%
Net interest margin (4)			4.37%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are effected using a 34% tax rate
3 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

Consolidated Average Balance Sheet for the six months ended June 30, 2006, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$58,490	$1,483	5.07%
Tax exempt securities(2)	49,057	1,501	6.12%
Total securities	107,547	2,984	5.55%
Short-term investments	16,097	366	4.55%
Loans
Real estate mortgages	174,987	6,039	6.90%
Home equity loans	23,168	747	6.45%
Time and demand loans	28,036	1,176	8.39%
Installment and other loans	18,277	960	10.51%
Total loans(3)	244,468	8,922	7.30%
Total interest earning assets	368,112	12,272	6.67%
Other assets	31,195
Total assets	$399,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$36,822	91	0.49%
Savings and insured money market deposits	95,179	917	1.93%
Time deposits	127,243	2,331	3.66%
Total interest bearing deposits	259,244	3,339	2.58%
Federal funds purchased and other short-term debt	284	6	4.23%
Long-term debt	23,122	558	4.83%
Total interest bearing liabilities	282,650	3,903	2.76%
Demand deposits	66,202
Other liabilities	7,985
Total liabilities	356,837
Stockholders’ equity	42,470
Total liabilities and stockholders’ equity	$399,307
Net interest income – tax effected		8,369
Less: Tax gross up on exempt securities		(509)
Net interest income per statement of income		$7,860
Net interest spread			3.91%
Net interest margin(4)			4.55%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

Consolidated Average Balance Sheet for the three months ended June 30, 2007, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$56,330	$688	4.89%
Tax exempt securities (2)	45,970	640	5.57%
Total securities	102,300	1,328	5.19%
Short-term investments	4,357	57	5.23%
Loans
Real estate mortgages	184,203	3,179	6.90%
Home equity loans	24,790	424	6.84%
Time and demand loans	25,874	554	8.56%
Installment and other loans	18,222	466	10.23%
Total loans(3)	253,089	4,623	7.31%
Total interest earning assets	359,746	6,008	6.68%
Other assets	32,581
Total assets	$392,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$32,267	39	0.48%
Savings and insured money market deposits	116,974	706	2.41%
Time deposits	115,694	1,168	4.04%
Total interest bearing deposits	264,935	1,913	2.89%
Federal funds purchased and other short-term debt	668	7	4.19%
Long-term debt	16,446	225	5.47%
Total interest bearing liabilities	282,049	2,145	3.04%
Demand deposits	57,778
Other liabilities	10,115
Total liabilities	349,942
Stockholders’ equity	42,385
Total liabilities and stockholders’ equity	$392,327
Net interest income – tax effected		3,863
Less: Tax gross up on exempt securities		(217)
Net interest income per statement of income		$3,646
Net interest spread			3.64%
Net interest margin(4)			4.30%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

Consolidated Average Balance Sheet for the three months ended June 30, 2006, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$65,224	$834	5.11%
Tax exempt securities(2)	50,491	767	6.08%
Total securities	115,715	1,601	5.53%
Short-term investments	10,964	133	4.85%
Loans
Real estate mortgages	177,335	3,027	6.83%
Home equity loans	23,815	389	6.53%
Time and demand loans	28,565	608	8.51%
Installment and other loans	18,939	497	10.50%
Total loans(3)	248,654	4,521	7.27%
Total interest earning assets	375,333	6,255	6.67%
Other assets	30,710
Total assets	$406,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,584	41	0.49%
Savings and insured money market deposits	101,586	533	2.10%
Time deposits	130,586	1,207	3.70%
Total interest bearing deposits	265,756	1,781	2.68%
Federal funds purchased and other short-term debt	284	3	4.23%
Long-term debt	21,501	260	4.84%
Total interest bearing liabilities	287,541	2,044	2.84%
Demand deposits	67,934
Other liabilities	7,811
Total liabilities	363,286
Stockholders’ equity	42,757
Total liabilities and stockholders’ equity	$406,043
Net interest income – tax effected		4,211
Less: Tax gross up on exempt securities		(259)
Net interest income per statement of income		$3,952
Net interest spread			3.83%
Net interest margin(4)			4.49%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Six months ended June 30, 2007 compared to 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total

INTEREST INCOME
Investment securities and securities available for sale	$(44)	$(105)	$(149)
Short-term investments	(272)	12	(260)
Loans	211	137	348
Total interest income	(105)	44	(61)

INTEREST EXPENSE
NOW and Super NOW deposits	(7)	—	(7)
Savings and insured money market deposits	141	253	394
Time deposits	(128)	261	133
Federal funds purchased and other short-term debt	6	4	10
Long-term debt	(121)	30	(91)
Total interest expense	(109)	548	439
Net interest income	$4	$(504)	$(500)

	Three months ended June 30, 2007 compared to 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total

INTEREST INCOME

Investment securities and securities available for sale	$(184)	$(89)	$(273)
Short-term investments	(85)	9	(76)
Loans	80	22	102
Total interest income	(189)	(58)	(247)

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	—	(2)
Savings and insured money market deposits	81	92	173
Time deposits	(135)	96	(39)
Federal funds purchased and other short-term debt	5	(1)	4
Long-term debt	(61)	26	(35)
Total interest expense	(112)	213	101
Net interest income	$(77)	$(271)	$(348)

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

The primary source of liquidity for the parent company is dividends from the bank.

For the six months ended June 30, 2007, cash generated from operating activities of $3.0 million along with cash provided from investing activities of $6.8 million were offset by cash used in financing activities of $12.7 million. The net decrease of $2.9 million in cash flow brought cash and cash equivalents down to $9.3 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More at June 30, 2007, dollars in thousands:

Deposits
Due three months or less	$11,279
Over three months through six months	4,541
Over six months though twelve months	3,394
Over twelve months	13,760
$32,974

E.    Results of Operations

Comparison of the three month periods ending June 30, 2007 and 2006

Net income for the second quarter of 2007 decreased $212,000 to $988,000 compared to $1,200,000 for the same period in 2006. This overall decrease was primarily due to lower net interest income of $306,000 and lower non-interest income of $44,000 partially offset by a $163,000 reduction in non-interest expenses.

Total interest income decreased $205,000 to $5,791,000 or 3.4%, with $231,000 of the decrease attributable to income on investments due to reduced holdings from maturities, calls and sales.. Lower cash balances in federal funds sold reduced interest earned by $76,000 to $57,000 for the three months ended June 2007 versus 2006. Partially offsetting this was an increase of $102,000 on loans. Interest expense increased $101,000 or 4.9% from $2,044,000 for the three months ended June 30, 2006 compared to $2,145,000 for the three months ended June 30, 2007. The majority of the increase came from a 7.4% or $132,000 increase in interest expense on deposits to $1,913,000 at June 30, 2007 partially offset by a $35,000 reduction of interest expense on Federal Home Loan Bank borrowings. Total interest expense increased as a result of an increase in the overall rate paid on interest bearing liabilities.

The total average balance for interest bearing liabilities was $282,049,000 for the quarter ended June 30, 2007 compared to $287,541,000 for the corresponding period in 2006, a decrease of $5,492,000 or 1.9%. $2,952,000 of the decrease was due to brokered deposits maturing. The rate paid on interest bearing liabilities increased by 20 basis points from 2.84% for the quarter ended June 30, 2006 to 3.04% for the quarter ended June 30, 2007.

The overall yield on interest earning assets increased 1 basis point to 6.68% in 2007, up from 6.67% in 2006. The total average balance for earning assets was $359,746,000 for the three month period ended June 30, 2007 compared to $375,333,000 for the same three month period in 2006, a decrease of $15,587,000 or 4.2%. An increase in average loans of $4,435,000, offset by a decrease in average securities of $13,415,000, and a decrease in federal funds sold of $6,607,000 accounted for the change from June 30, 2006 to June 30, 2007.

Tax equivalent net interest income decreased $348,000 or 8.3% in the second quarter of 2007 compared to the same period in 2006, primarily due to rising interest rates. The yield on investment securities decreased 34 basis points from 5.53% in the second quarter of 2006 to 5.19% in the second quarter of 2007 as the result of calls and maturities of higher yielding securities. The yield on federal funds sold increased by 38 basis points from 4.85% to 5.23% for the quarter ended June 30, 2007 as compared to the prior year with a decrease of $6,607,000 or 60.3% from prior year levels. Funds were used to pay maturing notes and help fund loan growth. The yield on the total loan portfolio increased by 4 basis points in the quarter ended June 30, 2007 compared to the second quarter of 2006. The average yield on real estate mortgage loans, which compromise a major portion of the loan portfolio, increased 7 basis points for the three month period primarily due to rising interest rates. The remaining loan categories had increased yields for the quarter ended June 30, 2007 the same period in 2006 primarily due to their variable rate features which increased as the prime rate rose. Time and demand loans decreased $2,691,000 or 9.4% to $25,874,000 for the quarter ended June 30, 2007, with a 5 basis points increase in yield. Home equity loans had a 31 basis point increase to 6.84% at June 30, 2007 due to higher interest rates.

The ever increasing interest rate environment caused the Company to re-price its deposits which resulted in a 20 basis point increase in the cost on interest bearing deposits for the three month period ended June 30, 2007 as compared to the same period in 2006. The overall net interest margin decreased 19 basis points from 4.49% in the second quarter of 2006 to 4.30% in the second quarter of 2007.

There was no provision or credit for loan losses in the three months ended June 30, 2007 or 2006 due to the continuation of loans being well secured and no significant changes in the credit quality of the loan portfolio. The Company has no exposure to subprime loans as it holds none in its loan portfolio.

Non-interest income was $800,000 for the second quarter of 2007 compared to $844,000 for the same period in 2006, a decrease of $44,000 or 5.2%. This decrease was primarily due to recognized security losses of $31,000, and lower other non-interest income of $52,000 relating to the November 2006 sale of the credit card portfolio, partially offset by lower losses in foreclosed real estate of $28,000 owing to reduced holdings of bank owned properties in 2007 versus 2006 and increased earnings of bank-owned life insurance of $15,000.

Non-interest expenses were $3,094,000 for the second quarter of 2007 compared to $3,257,000 for the same period in 2006, a decrease of $163,000 or 5.0%, of which the largest components were other non-interest expense reduction of $173,000 or 20.3%, partially offset by a $42,000 or 8.5% increase in occupancy and equipment expense. Professional fees accounted for $108,000 of the decrease and the November 2006 sale of the credit card portfolio resulted in $47,000 lower expenses in comparing the three months ended June 30, 2006 to June 30, 2007. Costs increased $35,000 for equipment and $20,000 for lease.

Income tax expense was $364,000 for the three month period ended June 30, 2007 compared to $339,000 for the corresponding period in 2006, an increase of $25,000 or 7.4%. The Company’s effective tax rates were 26.9% and 22.0% for the three month periods ended June 30, 2007 and 2006, respectively. This increase was primarily due to tax exempt income being a smaller component of pretax income in 2007 verses 2006.

Comparison of the six month periods ending June 30, 2007 and 2006

Net income for the first six months of 2007 increased by $74,000 to $2,247,000 compared to $2,173,000 for the same period in 2006. This overall increase was primarily due to an increase in non-interest income of $27,000, a decrease of $204,000 in non-interest expenses, and a decrease of $460,000 in provision for loan losses, partially offset by a decrease in net interest income of $460,000 and an increase in income tax expense of $157,000. The Company’s annualized return on average assets was 1.1% for the six months ended June 30, 2007 as well as for the same period last year. The annualized return on average stockholders’ equity was 10.8% and 10.2% for the first six months of 2007 and 2006, respectively.

The total average balance for earning assets was $360,348,000 for the six month period ended June 30, 2007 compared to $368,112,000 for the same six month period in 2006, a decrease of $7,764,000 or 2.1%. The overall yield on average interest earning assets increased 11 basis points from 6.67% in 2006 to 6.78% in 2007. There was a decrease in the average balance of securities of $1,603,000 or 1.5%. Short term investments decreased $11,949,000 while loans increased $5,788,000 or 2.4%.

Tax equivalent net interest income decreased $500,000 in the first six months of 2007 compared to the same period in 2006, primarily due to a higher interest rates on interest earning deposits. The yield on average investment securities decreased 20 basis points from 5.55% in 2006 to 5.35% in 2007 due to higher yielding matured and called securities not being replaced until late June 2007 when rates improved. The yield on the total average loan portfolio increased by 11 basis points in the six months ended June 30, 2007 compared to the first six months of 2006. Several of the average rates for loan categories increased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 5 basis points and $7,564,000 for the six month period. Home equity loans increased $1,230,000 or 5.3% and 39 basis points. Average time, demand and installment loans decreased $2,790,000 for the six month period partially offsetting gains in the other loan categories.

The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 34 basis point increase in the rate paid on interest bearing deposits for the six month period ended June 30, 2007 as compared to the same period in 2006. The overall net interest margin decreased 18 basis points from 4.55% in the first six months of 2006 to 4.37% in the first six months of 2007 due to the increase in rates paid on interest bearing liabilities.

The provision (credit) for loan losses was ($370,000) for the six months ended June 30, 2007, a decrease of $460,000 compared to $90,000 for the six months ended June 30, 2006. This decrease was principally due to the $441,000 recovery previously mentioned in our quarterly filing on Form 10-Q, for the quarter ended March 31, 2007, as well as a decrease in anticipated losses for 2007 as compared to 2006.

Non-interest income was $1,666,000 for the first six months of 2007 compared to $1,639,000 for the same period in 2006, an increase of $27,000 or 1.6%. This increase was primarily due to a $50,000 change in foreclosed real estate from a $42,000 expense in 2006 to a gain of $8,000 in 2007, and $27,000 increases in both service charge income and the cash surrender value of bank owned life insurance. Partially offsetting these increases were security losses recognized of $38,000 and a $39,000 reduction of other non-interest income.

Non-interest expenses were $6,423,000 for the first six months of 2007 compared to $6,627,000 for the same period in 2006, a decrease of $204,000 or 3.1%. This decrease reflects a $96,000 decrease in salaries and employee benefits costs due to reduced pension and supplemental retirement program costs, partially offset by normal salary and benefit increases. Other non-interest expense decreased by $133,000 or 7.8%, primarily due to a reduction of professional fees in connection with the implementation of the regulations of Sarbanes-Oxley. Partially offsetting these decreases, occupancy and equipment increased $25,000 to $1,022,000 for the six month period ended June 30, 2007.

Income tax expense was $766,000 for the six month period ended June 30, 2007 compared to $609,000 for the corresponding period in 2006, a increase of $157,000 or 25.8%. The Company’s effective tax rates were 25.5% and 21.9% for the six month periods ended June 30, 2007 and 2006, respectively. This increase in effective tax rates was primarily due to a smaller percentage of income before taxes being generated by tax exempt securities.

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

ITEM 4.      CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

During 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 150,000 shares of outstanding stock. In March 2007, the Board of Directors approved to increase the number of shares to 200,000 under this program. During the second quarter of 2007, the following shares were purchased as a part of the repurchase program:

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as part of Repurchase Program	Capacity to Purchase More Shares
4/1/2007 - 4/30/2007	—	$—	—
5/1/2007 - 5/31/2007	15,693	$18.500	15,693
6/1/2007 - 6/30/2007	5,360	$18.588	5,360
Total	21,053	$18.522	21,053	22,444

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on April 24, 2007.
(b) The Following individuals were elected as directors at the annual meeting for three year terms:

Douglas A. Heinle
Kenneth C. Klein
James F. Roche

The other continuing directors are: John W. Galligan, John K. Gempler, Arthur E. Keesler, Edward T. Sykes, Raymond Walter, and Earle A. Wilde.

(c) The following matters were voted upon and approved by the Registrant’s shareholders at the 2007 Annual Meeting of Shareholders on April 24, 2007.
(i) the election of three directors to serve for three-year terms (Proposal 1)
(ii) the ratification of the appointment of Beard Miller Company LLP as independent auditors of the Company for the Fiscal Year ending December 31, 2007 (Proposal 2).

The votes for the above-listed proposals were as follows:

Proposal 1
Douglas A. Heinle received 3,486,960.884 votes for election and 103,390.33 votes were withheld;
Kenneth C. Klein received 3,560,094.334 votes for election and 30,256.86 votes were withheld;
James F. Roche received 3,488,745.884 votes for election and 101,605.33 votes were withheld.

Proposal 2
Shareholders cast 3,586,113.324 votes for, 3,692.14 votes against and 545.74 abstentions.

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

August 9, 2007