Form 10-Q
period 2007-09-30
JEFFERSONVILLE BANCORP
filed 2007-11-09
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $0.50 par value per share	4,249,007 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$9,787	$12,270
Securities available for sale, at fair value	96,179	99,788
Securities held to maturity, estimated fair value of $6,429 at September 30, 2007 and $9,570 at December 31, 2006	6,375	9,445
Loans, net of allowance for loan losses of $3,498 at September 30, 2007 and $3,516 at December 31, 2006	246,769	247,244
Accrued interest receivable	2,490	2,441
Premises and equipment, net	3,986	3,040
Federal Home Loan Bank stock	2,584	2,296
Bank-owned life insurance	14,002	13,651
Other assets	6,178	7,116
Total Assets	$388,350	$397,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$65,131	$64,974
NOW and super NOW accounts	30,115	31,276
Savings and insured money market deposits	96,429	100,391
Time deposits	114,205	128,432
Total Deposits	305,880	325,073

Federal Home Loan Bank borrowings	15,000	20,000
Short-term debt	14,915	903
Other liabilities	9,749	10,040
Total Liabilities	345,544	356,016

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 517,679 shares at September 30, 2007 and 462,438 at December 31, 2006	(4,735)	(3,722)
Retained earnings	40,829	38,963
Accumulated other comprehensive loss	(2,155)	(2,833)
Total Stockholders’ Equity	42,806	41,275
Total Liabilities and Stockholders’ Equity	$388,350	$397,291

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,660	$4,699
Securities:
Taxable	772	826
Tax exempt	456	510
Federal funds sold	7	54
Total Interest and Dividend Income	5,895	6,089

INTEREST EXPENSE
Deposits	1,863	1,866
Federal Home Loan Bank borrowings	196	248
Other	63	4
Total Interest Expense	2,122	2,118

Net interest income	3,773	3,971
Provision (credit) for loan losses	—	—
Net Interest Income After Provision (Credit) for Loan Losses	3,773	3,971

NON-INTEREST INCOME
Service charges	470	469
Earnings on bank-owned life insurance	120	105
Net security losses	(1)	(4)
Foreclosed real estate income (loss), net	(6)	95
Other non-interest income	370	362
Total Non-Interest Income	953	1,027

NON-INTEREST EXPENSES
Salaries and employee benefits	1,873	1,933
Occupancy and equipment expenses	520	543
Other non-interest expenses	869	755
Total Non-Interest Expenses	3,262	3,231

Income before income tax expense	1,464	1,767
Income tax expense	305	409
Net Income	$1,159	$1,358

Basic earnings per common share	$0.27	$0.31

Average common shares outstanding	4,256	4,332

Cash dividends declared per share	$0.12	$0.11

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the nine months ended September 30,
	2007	2006
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$13,930	$13,621
Securities:
Taxable	2,227	2,309
Tax exempt	1,367	1,502
Federal funds sold	113	420
Total Interest and Dividend Income	17,637	17,852

INTEREST EXPENSE
Deposits	5,722	5,205
Federal Home Loan Bank borrowings	663	806
Other	79	10
Total Interest Expense	6,464	6,021

Net interest income	11,173	11,831
Provision (credit) for loan losses	(370)	90
Net Interest Income After Provision (Credit) for Loan Losses	11,543	11,741

NON-INTEREST INCOME
Service charges	1,389	1,361
Earnings on bank-owned life insurance	351	309
Net security losses	(39)	(4)
Foreclosed real estate income, net	2	53
Other non-interest income	916	947
Total Non-Interest Income	2,619	2,666

NON-INTEREST EXPENSES
Salaries and employee benefits	5,709	5,865
Occupancy and equipment expenses	1,542	1,540
Other non-interest expenses	2,434	2,453
Total Non-Interest Expenses	9,685	9,858

Income before income tax expense	4,477	4,549
Income tax expense	1,071	1,018
Net Income	$3,406	$3,531

Basic earnings per common share	$0.80	$0.80

Average common shares outstanding	4,274	4,399

Cash dividends declared per share	$0.36	$0.33

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,406	$3,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(370)	90
Depreciation and amortization	463	463
Write down of foreclosed real estate	5	7
Net gain on sales of foreclosed real estate	—	(48)
Net earnings on bank-owned life insurance	(351)	(309)
Net security losses	39	4
Increase in accrued interest receivable	(49)	(560)
Decrease (increase) in other assets	481	(1,112)
Increase in other liabilities	87	1,179
Net Cash Provided by Operating Activities	3,711	3,245

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	9,113	4,362
Securities held to maturity	5,754	1,100
Proceeds from sales of securities available for sale	9,452	1,713
Purchases:
Securities available for sale	(14,243)	(18,686)
Securities held to maturity	(2,684)	(3,415)
Disbursement for (principal collections from) loan originations, net	845	(5,460)
Net purchase (sale) of Federal Home Loan Bank stock	(288)	200
Net purchases of premises and equipment	(1,409)	(563)
Proceeds from sales of foreclosed real estate	—	295
Net Cash Provided by (Used in) Investing Activities	6,540	(20,454)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(19,193)	12,708
Proceeds from Federal Home Loan Bank borrowings	—	10,000
Repayments of Federal Home Loan Bank borrowings	(5,000)	(15,000)
Net increase in short-term borrowings	14,012	3,482
Purchases of treasury stock	(1,013)	(2,413)
Cash dividends paid	(1,540)	(1,451)
Net Cash (Used in) Provided by Financing Activities	(12,734)	7,326
Net Decrease in Cash and Cash Equivalents	(2,483)	(9,883)
Cash and Cash Equivalents at Beginning of Year	12,270	24,192
Cash and Cash Equivalents at End of Period	$9,787	$14,309

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$6,548	$5,720
Income taxes	1,155	1,179
Transfer of loans to foreclosed real estate	—	391

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

A.  Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”). In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2007 and December 31, 2006, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and the cash flows for the nine month periods ended September 30, 2007 and 2006. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. Quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2006 Annual Report on Form 10-K.

B. Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended September 30, 2007 and 2006, the weighted average common shares outstanding were 4,256,368 and 4,332,490 respectively. For the nine month periods ended September 30, 2007 and 2006, the weighted average common shares outstanding were 4,274,060 and 4,399,132 respectively. There were no dilutive securities during any of the periods.

C. Comprehensive Income

The following tables show comprehensive income for the three and nine month periods ended September 30, 2007 and 2006, dollars shown in thousands.

	Three Months Ended
	September 30, 2007	September 30, 2006

Net Income	$1,159	$1,358

Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax (pretax amount of $1,778 for 2007 and $2417 in 2006)	1,066	1,452
Reclassification adjustment for net losses realized in net income during the period, net of tax (pretax amount of $1 for 2007 and $4 in 2006))	—	2
Minimum pension liability adjustment, net of tax (pretax amount of $50 for 2007)	30	—
Other comprehensive income on FAS 87 liabilities, net of tax (pretax amount of $77 for 2007)	46	—
Other comprehensive income	1,142	1,454

Total comprehensive income	$2,301	$2,812

	Nine Months Ended
	September 30, 2007	September 30, 2006

Net Income	$3,406	$3,531

Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax (pretax amount of $713 for 2007 and $133 in 2006)	427	81
Reclassification adjustment for net losses realized in net income during the period, net of tax (pretax amount of $39 for 2007 and $4 for 2006)	23	2
Minimum pension liability adjustment, net of tax (pretax amount of $148 for 2007)	89	—
Other comprehensive income on FAS 87 liabilities, net of tax (pretax amount of $230)	138	—
Other comprehensive income	677	83

Total comprehensive income	$4,083	$3,614

The following table shows the components of accumulated other comprehensive loss at September 30, 2007 and December 31, 2006, dollars shown in thousands:

	September 30, 2007	December 31, 2006
Supplemental executive retirement plan, net of taxes of $128 in 2007, and $232 in 2006	$(191)	$(348)
Postretirement benefits, net of tax benefit of $127 in 2007, and $139 in 2006	190	209
Defined benefit pension liability, net of taxes of $1,350 in 2007, and $1,410 in 2006	(2,026)	(2,115)
Net unrealized holding losses, net of taxes of $85 in 2007, and $386 in 2006	(128)	(579)
Accumulated other comprehensive loss	$(2,155)	$(2,833)

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to its BOLI policies

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement and did not adopt this statement early.

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

E. Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2006 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended September 30, 2007 and 2006, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2007	2006	2007	2006

Service cost	$95	$109	$35	$44
Interest cost	133	119	39	42
Expected return on plan assets	(97)	(101)	—	—
Amortization of prior service cost	7	6	(10)	(11)
Recognized net actuarial loss	42	49	—	10

Net periodic benefit cost	$180	$182	$64	$85

For the nine months ended September 30, 2007 and 2006, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2007	2006	2007	2006

Service cost	$313	$327	$106	$132
Interest cost	390	357	117	126
Expected return on plan assets	(322)	(303)	—	—
Amortization of prior service cost	19	18	(32)	(33)
Recognized net actuarial loss	129	147	1	30

Net periodic benefit cost	$529	$546	$192	$255

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2006, that it expected to contribute $472,000 to its pension plan and $72,000 to its other postretirement benefits plan in 2007. As of September 30, 2007, contributions of $528,000 were made to the pension plan and $49,000 of contributions had been made to the other postretirement benefits plan. The additional pension contribution was made for tax purposes. The Company expects to make no additional contributions for 2007 to the pension plan. The contributions for the postretirement benefit will be made as expected.

F. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,988,000 at September 30, 2007 and $1,175,000 at December 31, 2006 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2007 was insignificant.

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

A. Overview – Financial Condition

During the period from December 31, 2006 to September 30, 2007, total assets decreased $8,941,000 or 2.3% due to decreases in cash and cash equivalents, investment securities and other assets. Cash decreased from $12,270,000 at December 31, 2006 to $9,787,000 at September 30, 2007 or 20.2%. Held to maturity securities decreased $3,070,000 or 32.5% to $6,375,000 at September 30, 2007 and available for sale securities decreased $3,609,000 or 3.6% to $96,179,000 at September 30, 2007 from December 31, 2006. The Company has no exposure to subprime mortgage backed securities in its investment portfolio. Other assets decreased $938,000 or 13.2% to $6,178,000 at September 30, 2007 from $7,116,000 at December 31, 2006.

During the same period, total liabilites decreased $10,472,000 or 2.9%, due to decreases in total deposits and Federal Home Loan Bank borrowings partially offset by an increase in short-term debt. Total deposits decreased from $325,073,000 at December 31, 2006 to $305,880,000 at September 30, 2007, a decrease of $19,193,000 or 5.9%. Time deposits decreased $14,227,000 or 11.1% to $114,205,000 at September 30, 2007 from December 31, 2006 due to $11,280,000 of brokered deposits coming due. Additionally, savings and insured money market deposit decreased $3,962,000 or 3.9% from $100,391,000 at December 31, 2006 to $96,429,000 at September 30, 2007. NOW and super NOW accounts decreased $1,161,000 from December 31, 2006 to $30,115,000 or 3.7% at September 30, 2007. A repayment of a Federal Home Loan Bank borrowing of $5,000,000 was replaced by short-term borrowings pending a rebalancing of the securities portfolio and other sources of liquidity.

Total stockholders’ equity increased $1,531,000 or 3.7% from $41,275,000 at December 31, 2006 to $42,806,000 at September 30, 2007. This increase was the result of net income of $3,406,000 plus a $677,000 decrease in accumulated other comprehensive loss, less cash dividends of $1,540,000, and the purchase of treasury stock of $1,012,000.

Loan Portfolio Composition, dollars in thousands:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$97,589	39.0%	$95,520	38.1%
Commercial	80,745	32.3	82,987	33.1
Home Equity	25,610	10.2	24,195	9.6
Farm land	3,804	1.5	3,726	1.5
Construction	4,228	1.7	6,087	2.4
	211,976	84.7	212,515	84.7

OTHER LOANS
Commercial loans	28,629	11.4	28,106	11.3
Consumer installment loans	9,258	3.7	9,773	3.9
Other consumer loans	164	0.1	118	0.0
Agricultural loans	240	0.1	248	0.1
	38,291	15.3	38,245	15.3
Total loans	250,267	100.0%	250,760	100.0%

Allowance for loan losses	(3,498)		(3,516)
Total loans, net	$246,769		$247,244

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. The provision (credit) for loan losses was ($370,000) for the nine months ended September 30, 2007 compared to $90,000 for the nine months ended September 30, 2006. As disclosed in the Company’s 10-K, the Company recovered $441,000 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007. Total charge-offs for the nine month period ended September 30, 2007 were $152,000 compared to $463,000 for the same period in the prior year, while recoveries increased from $308,000 for the 2006 period to $504,000 for the 2007 period. The amounts represent net recoveries of $352,000 in the nine months ended September 2007 and net charge-offs of $155,000 for the same period in the prior year. Despite the increase in the amount of non-performing loans, management has determined that all these loans remain well collateralized. Based on management’s comprehensive analysis of the loan portfolio, and that the company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Year ended December 31, 2006
Balance at beginning of period	$3,516	$3,615	$3,615
Provision (credit) for loan losses	(370)	90	90
Loans charged-off	(152)	(463)	(533)
Recoveries	504	308	344
Balance at end of period	$3,498	$3,550	$3,516

Annualized net charge-offs (recoveries) as a percentage of average outstanding loans	(0.19)%	0.08%	0.08%
Allowance for loan losses to:
Total loans	1.40%	1.42%	1.40%
Total non-performing loans	111.6%	169.7%	187.0%

C. Nonaccrual and Past Due Loans

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	September 30, 2007	December 31, 2006
Nonaccrual loans	$3,076	$1,867
Loans past due 90 days or more and still accruing interest	58	13
Total nonperforming loans	$3,134	$1,880
Non-performing loans as a percentage of total loans	1.25%	0.75%

As of September 30, 2007, there was $2,393,000 in loans, compared to $1,528,000 as of December 31, 2006, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. As non-performing loans are well collateralized and secured, management is comfortable that no specific reserves are necessary.

D. Capital

Under the Federal Reserve Bank’s risk-based capital rules, the Company’s Tier I risk-based capital was 17.4% and total risk-based capital was 18.7% of risk-weighted assets at September 30, 2007. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.5% at September 30, 2007 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements as of September 30, 2007, dollars in thousands:

As of	September 30, 2007

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$44,961

TIER II CAPITAL
Allowance for loan losses (1)	3,233
Total risk-based capital	$48,194
Risk-weighted assets (2)	$258,398
Average assets	$391,075

RATIOS
Tier I risk-based capital (minimum 4.0%)	17.4%
Total risk-based capital (minimum 8.0%)	18.7%
Leverage (minimum 4.0%)	11.5%

1 The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
2 Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

Consolidated Average Balance Sheet for the nine months ended September 30, 2007, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$60,290	$2,227	4.93%
Tax exempt securities (2)	46,051	2,072	6.00%
Total securities	106,341	4,299	5.39%
Short-term investments	2,948	113	5.11%
Loans
Real estate mortgages	181,772	9,545	7.00%
Home equity loans	24,609	1,257	6.81%
Time and demand loans	25,426	1,679	8.80%
Installment and other loans	17,920	1,449	10.78%
Total loans(3)	249,727	13,930	7.44%
Total interest earning assets	359,016	18,342	6.81%
Other assets	32,059
Total assets	$391,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,085	123	0.50%
Savings and insured money market deposits	103,996	1,956	2.51%
Time deposits	117,238	3,643	4.14%
Total interest bearing deposits	254,319	5,722	3.00%
Federal funds purchased and other short-term debt	1,972	79	5.34%
Long-term debt	17,070	663	5.18%
Total interest bearing liabilities	273,361	6,464	3.15%
Demand deposits	65,700
Other liabilities	10,168
Total liabilities	349,229
Stockholders’ equity	41,846
Total liabilities and stockholders’ equity	$391,075
Net interest income – tax effected		11,878
Less: Tax gross up on exempt securities		(705)
Net interest income per statement of income		$11,173
Net interest spread			3.66%
Net interest margin(4)			4.41%

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

Consolidated Average Balance Sheet for the nine months ended September 30, 2006, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$61,149	$2,309	5.03%
Tax exempt securities(2)	49,422	2,276	6.14%
Total securities	110,571	4,585	5.53%
Short-term investments	12,053	420	4.65%
Loans
Real estate mortgages	176,549	9,249	6.99%
Home equity loans	23,431	1,157	6.58%
Time and demand loans	27,578	1,780	8.61%
Installment and other loans	18,390	1,435	10.40%
Total loans(3)	245,948	13,621	7.38%
Total interest earning assets	368,572	18,626	6.74%
Other assets	31,236
Total assets	$399,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$35,606	133	0.50%
Savings and insured money market deposits	98,130	1,513	2.06%
Time deposits	127,188	3,559	3.73%
Total interest bearing deposits	260,924	5,205	2.66%
Federal funds purchased and other short-term debt	327	10	4.08%
Long-term debt	22,070	806	4.87%
Total interest bearing liabilities	283,321	6,021	2.83%
Demand deposits	66,063
Other liabilities	8,209
Total liabilities	357,593
Stockholders’ equity	42,215
Total liabilities and stockholders’ equity	$399,808
Net interest income – tax effected		12,605
Less: Tax gross up on exempt securities		(774)
Net interest income per statement of income		$11,831
Net interest spread			3.90%
Net interest margin(4)			4.56%

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

Consolidated Average Balance Sheet for the three months ended September 30, 2007, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$63,305	$772	4.88%
Tax exempt securities (2)	44,994	692	6.15%
Total securities	108,299	1,464	5.41%
Short-term investments	594	7	5.15%
Loans
Real estate mortgages	182,220	3,199	7.02%
Home equity loans	25,299	422	6.67%
Time and demand loans	25,125	529	8.42%
Installment and other loans	18,775	510	10.87%
Total loans(3)	251,419	4,660	7.41%
Total interest earning assets	360,312	6,131	6.81%
Other assets	31,439
Total assets	$391,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$31,609	39	0.49%
Savings and insured money market deposits	106,396	645	2.42%
Time deposits	112,567	1,179	4.19%
Total interest bearing deposits	250,572	1,863	2.97%
Federal funds purchased and other short-term debt	4,758	63	5.30%
Long-term debt	15,165	196	5.17%
Total interest bearing liabilities	270,495	2,122	3.14%
Demand deposits	68,421
Other liabilities	10,077
Total liabilities	348,993
Stockholders’ equity	42,758
Total liabilities and stockholders’ equity	$391,751
Net interest income – tax effected		4,009
Less: Tax gross up on exempt securities		(236)
Net interest income per statement of income		$3,773
Net interest spread			3.67%
Net interest margin(4)			4.45%

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

Consolidated Average Balance Sheet for the three months ended September 30, 2006, dollars in thousands:
(Fully Taxable Equivalent)
(Dollars in thousands)

	Average Balance	Interest Earned/Paid	Average Yield/Rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$67,110	$826	4.92%
Tax exempt securities(2)	50,691	775	6.12%
Total securities	117,801	1,601	5.44%
Short-term investments	4,142	54	5.22%
Loans
Real estate mortgages	181,595	3,210	7.07%
Home equity loans	24,212	410	6.77%
Time and demand loans	26,970	604	8.96%
Installment and other loans	18,817	475	10.10%
Total loans(3)	251,594	4,699	7.47%
Total interest earning assets	373,537	6,354	6.81%
Other assets	31,661
Total assets	$405,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,579	42	0.50%
Savings and insured money market deposits	105,078	596	2.27%
Time deposits	128,476	1,228	3.82%
Total interest bearing deposits	267,133	1,866	2.79%
Federal funds purchased and other short-term debt	416	4	3.85%
Long-term debt	20,220	248	4.91%
Total interest bearing liabilities	287,769	2,118	2.94%
Demand deposits	66,512
Other liabilities	8,745
Total liabilities	363,026
Stockholders’ equity	42,172
Total liabilities and stockholders’ equity	$405,198
Net interest income – tax effected		4,236
Less: Tax gross up on exempt securities		(265)
Net interest income per statement of income		$3,971
Net interest spread			3.86%
Net interest margin(4)			4.54%

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

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Nine months ended September 30,
	2007 compared to 2006
	Increase (Decrease) Due to Change In
	Volume	Rate	Total

INTEREST INCOME
Securities	$(175)	$(111)	$(286)
Short-term investments	(317)	10	(307)
Loans	209	100	309
Total interest income	(283)	(1)	(284)

INTEREST EXPENSE
NOW and Super NOW deposits	(9)	(1)	(10)
Savings and insured money market deposits	90	353	443
Time deposits	(278)	362	84
Federal funds purchased and other short-term debt	50	19	69
Long-term debt	(183)	40	(143)
Total interest expense	(330)	773	443
Net interest income	$47	$(774)	$(727)

	Three months ended September 30, 2007 compared to 2006 Increase (Decrease) Due to Change In
	Volume	Rate	Total

INTEREST INCOME
Securities	$(131)	$(6)	$(137)
Short-term investments	(45)	(2)	(47)
Loans	(2)	(37)	(39)
Total interest income	(178)	(45)	(223)

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	(1)	(3)
Savings and insured money market deposits	11	38	49
Time deposits	(150)	101	(49)
Federal funds purchased and other short-term debt	44	15	59
Long-term debt	(62)	10	(52)
Total interest expense	(159)	163	4
Net interest income	$(19)	$(208)	$(227)

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

For the nine months ended September 30, 2007, cash generated from operating activities of $3.7 million along with cash provided from investing activities of $6.5 million were offset by cash used in financing activities of $12.7 million. The net decrease of $2.5 million in cash flow brought cash and cash equivalents down to $9.8 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More at September 30, 2007, dollars in thousands:

Deposits
Due three months or less	$7,001
Over three months through six months	4,215
Over six months though twelve months	11,065
Over twelve months	11,369
$33,650

E.  Results of Operations

Comparison of the three month periods ending September 30, 2007 and 2006

Net income for the quarter ended September 30, 2007 decreased $199,000 to $1,159,000 compared to $1,358,000 for the same period in 2006. This overall decrease was primarily due to lower net interest income of $198,000, a decrease of $74,000 in non-interest income, and higher non-interest expense of $31,000 partially offset by and $104,000 in lower tax expense.

Total interest income decreased $194,000 to $5,895,000 or 3.2%, with $132,000 or 9.8% of the decrease attributable to income on investments resulting from reduced holdings due to maturities, calls and sales. Lower invested funds in federal funds sold reduced interest earned by $47,000 to $5,000 for the three months ended September 2007 versus 2006. Loan interest and fees decreased $39,000 to $4,660,000. Total interest expense increased $4,000 or 0.2% from $2,118,000 for the three months ended September 30, 2006 compared to $2,122,000 for the three months ended September 30, 2007. The majority of the increase in the three months ended September 30, 2006 to September 30, 2007 came from a $59,000 increase in interest expense on overnight federal funds purchased partially offset by a $52,000 reduction of interest expense on Federal Home Loan Bank borrowings due to a $5,000,000 maturity. Total interest expense increased as a result of a 20 basis point increase in the overall rate paid on interest bearing liabilities held.

The Company’s annualized return on average assets was 1.2% for the three months ended September 30, 2007 as compared to 1.3% for the three months ended September 30, 2006. The annualized return on average stockholders’ equity was 10.8% and 12.9% for the three months ended September 30, of 2007 and 2006, respectively.

The overall yield on interest earning assets remained flat at 6.81% in 2007 and 2006. The total average balance for earning assets was $360,312,000 for the three month period ended September 30, 2007 compared to $373,537,000 for the same three month period in 2006, a decrease of $13,225,000 or 3.5%. The decrease from September 30, 2006 to September 30, 2007 was attributable to a $9,502,000 decrease in investment securities and a $3,548,000 decrease in federal funds sold with loans growth being flat.

Tax equivalent net interest income decreased $227,000 or 5.4% in the third quarter of 2007 compared to the same period in 2006, primarily due to interest rate compression. The yield on investment securities decreased 3 basis points from 5.44% in the third quarter of 2006 to 5.41% in the third quarter of 2007 as the result of calls and maturities of higher yielding securities. The yield on federal funds sold decreased by 7 basis points from 5.22% to 5.15 % for the quarter ended September 30, 2007 as compared to the prior year with a decrease of $3,548,000 or 85.7% from prior year levels. Funds were used to pay maturing notes and brokered deposits. The yield on the total loan portfolio decreased by 6 basis points in the quarter ended September 30, 2007 compared to the third quarter of 2006. The average yield on real estate mortgage loans, which comprise a major portion of the loan portfolio, decreased 5 basis points for the three month period primarily due to competition in the marketplace squeezing margins on the loan products. Falling interest rates and continued market pressure impacted time and demand loans with a decrease of 54 basis points. Time and demand loans decreased $1,845,000 or 6.8% to $25,125,000 for the quarter ended September 30, 2007, with a 54 basis points decrease in yield. Home equity loans had a 10 basis point decrease to 6.67% at September 30, 2007 on loan growth of $1,087,000 or 4.5%.

The total average balance for interest bearing liabilities was $270,495,000 for the third quarter of 2007 compared to $287,769,000 for the corresponding period in 2006, a decrease of $17,274,000 or 6.0%. The decrease was primarily due to time deposits decreasing $15,909,000 or 12.4% from $128,476,000 at September 30, 2006 to $112,567,000 at September 30, 2007. A Federal Home Loan Bank borrowing of $5,000,000 was called in 2007 which was funded in part by an increase in short term and federal funds borrowings of $4,342,000. The rate paid on interest bearing liabilities increased by 20 basis points from 2.94% for the quarter ended September 30, 2006 to 3.14% for the quarter ended September 30, 2007 due to the rising interest rate environment.

The increased competition caused the Company to re-price its deposits which resulted in an 18 basis point increase in the cost on interest bearing deposits for the three month period ended September 30, 2007 as compared to the same period in 2006. The overall net interest margin decreased 9 basis points from 4.54% in the third quarter of 2006 to 4.45% in the third quarter of 2007.

There was no provision or credit for loan losses in the three months ended September 30, 2007 or 2006 due to the continuation of loans being well secured and no significant changes in the credit quality of the loan portfolio. The Company has no exposure to subprime loans..

Non-interest income was $953,000 for the third quarter of 2007 compared to $1,027,000 for the same period in 2006, a decrease of $74,000 or 7.2%. This decrease was primarily due to the gain (loss) on sale of foreclosed real estate in 2006 versus 2007 which contributed $101,000 to the decrease. Partially offsetting this was an increase in the earnings on bank-owned life insurance of $15,000.

Non-interest expenses were $3,262,000 for the third quarter of 2007 compared to $3,231,000 for the same period in 2006, an increase of $31,000, of which the largest component was an increase in other non-interest of $114,000 or 15.1% partially offset by salary and benefit reductions of $60,000 or 3.1%. Of the other non-interest increase, the largest components were an increase of $65,000 in OCC examination and FDIC assessment fees and an increase of $15,000 in accounting fees due to the start of year end audit and SOX procedures.

Income tax expense was $305,000 for the three month period ended September 30, 2007 compared to $409,000 for the corresponding period in 2006, a decrease of $104,000 or 25.4%. The Company’s effective tax rates were 20.8% and 23.1% for the three month periods ended September 30, 2007 and 2006, respectively. This decrease was primarily due to tax exempt income and earnings on bank-owned life insurance being a larger component of pretax income in 2007 versus 2006.

Comparison of the nine month periods ending September 30, 2007 and 2006

Net income for the first nine months of 2007 decreased by $125,000 to $3,406,000 compared to $3,531,000 for the same period in 2006. This overall decrease was primarily due to a decrease in net interest income after provision for loan losses of $198,000, a decrease in non-interest income of $47,000, and an increase in income taxes of $53,000 partially offset by a decrease in non-interest expense of $173,000. Net interest income decreased $658,000 or 5.6% to $11,173,000 for the first nine months of 2007 due to lower interest on investments and short term investments of $522,000, higher interest expense on deposits of $517,000 due to higher interest rates in 2007, partially offset by a $309,000 increase in loan interest and fees and a decrease of $74,000 in interest on short and long term borrowings. Partially offsetting the lower earnings was a decrease of $460,000 in provision for loan losses. Due to rising market interest rates, replacement of called securities was postponed awaiting for more favorable rates. During this time liquidity was financed by federal funds, reducing interest income from this source.

The Company’s annualized return on average assets was 1.2% for the nine months ended September 30, 2007 as well as for the same period last year. The annualized return on average stockholders’ equity was 10.9% and 11.2% for the first nine months of 2007 and 2006, respectively.

The total average balance for earning assets was $359,016,000 for the nine month period ended September 30, 2007 compared to $368,572,000 for the same nine month period in 2006, a decrease of $9,556,000 or 2.6%. The overall yield on average interest earning assets increased 7 basis points from 6.74% in 2006 to 6.81% in 2007. There was a decrease in the average balance of securities of $4,230,000 or 3.8%. Short term investments decreased $9,105,000 while loans increased $3,779,000 or 1.5%.

Tax equivalent net interest income decreased $728,000 in the first nine months of 2007 compared to the same period in 2006, primarily due to higher interest rates on interest earning deposits. The yield on average investment securities decreased 14 basis points from 5.53% in 2006 to 5.39% in 2007 due to higher yielding matured and called securities not being replaced until late September 2007 when rates improved. The yield on the total average loan portfolio increased by 6 basis points in the nine months ended September 30, 2007 compared to the first nine months of 2006. Several of the loan categories had an increase in the average yield. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 1 basis point or $5,223,000 for the nine month period. Home equity loans increased $1,178,000 or 5.0% and 23 basis points. Average time, demand and installment loans decreased $2,622,000 for the nine month period partially offsetting increases in the other loan categories. Rates on interest earning assets for the nine months ended September 30, 2007 increased over the same period last year, which is reflected in the loan yields.

The increasing interest rate environment caused the Company to re-price its deposits which resulted in a 34 basis point increase in the rate paid on interest bearing deposits for the nine month period ended September 30, 2007 as compared to the same period in 2006. The overall net interest spread decreased 23 basis points from 3.90% in the first nine months of 2006 to 3.67% in the first nine months of 2007 due to the increase in rates paid on interest bearing liabilities.

The provision (credit) for loan losses was ($370,000) for the nine months ended September 30, 2007, a decrease of $460,000 compared to $90,000 for the nine months ended September 30, 2006. This decrease was principally due to the $441,000 recovery previously mentioned in our quarterly filing on Form 10-Q, for the quarter ended March 31, 2007, as well as a decrease in anticipated losses for 2007 as compared to 2006.

Non-interest income was $2,619,000 for the first nine months of 2007 compared to $2,666,000 for the same period in 2006, a decrease of $47,000 or 1.8%. This decrease was primarily due to a decrease in foreclosed real estate income of $51,000, an increase in net security losses of $35,000 and a $31,000 decrease in other non-interest income, partially offset by a $28,000 increase in service charges and an increase in the earnings on bank owned life insurance of $42,000.

Non-interest expenses were $9,685,000 for the first nine months of 2007 compared to $9,858,000 for the same period in 2006, a decrease of $173,000 or 1.8%. This decrease reflects a $156,000 decrease in salaries and employee benefits costs due to reduced pension, supplemental retirement and post retirement program costs, partially offset by normal salary and benefit increases. Other non-interest expense decreased by $19,000 or 0.8%.

Income tax expense was $1,071,000 for the nine month period ended September 30, 2007 compared to $1,018,000 for the corresponding period in 2006, an increase of $53,000 or 5.2%. The Company’s effective tax rates were 23.9% and 22.4% for the nine month periods ended September 30, 2007 and 2006, respectively. This increase in effective tax rates was primarily due to a smaller percentage of income before taxes being generated by tax exempt securities.

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

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

During 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 150,000 shares of outstanding stock. In March 2007, the Board of Directors approved to increase the number of shares to 200,000 under this program. During the third quarter of 2007, the following shares were purchased as a part of the repurchase program:

Shares
Purchased
		Average Price	as part of	Capacity to
	Shares	Paid	Repurchase	Purchase
	Purchased	Per Share	Program	More Shares

7/1/2007 – 7/31/2007	—	$—	—
8/1/2007 – 8/31/2007	—	$—	—
9/1/2007 – 9/30/2007	6,658	$16.55	6,658
Total	6,658	$16.55	6,658	15,786

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

November 9, 2007