Form 10-K
period 2007-12-31
JEFFERSONVILLE BANCORP
filed 2008-03-17
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-19212

JEFFERSONVILLE BANCORP
(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4864 State Rt 52, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

  (845) 482-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $71,979,000 based on the closing price of $18.66 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2008
Common Stock, $0.50 par value per share	4,234,321 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held	Part III Items 10, 11, 12, 13 and 14
April 29, 2008 (Proxy Statement)

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

At December 31, 2007 and 2006, the Company had total assets of $387.4 million and $397.3 million, securities available for sale of $92.1 million and $99.8 million, securities held to maturity of $6.3 million and $9.4 million and net loans receivable of $249.6 million and $247.2 million, respectively. At December 31, 2007 and 2006, total deposits were $299.2 million and $325.1 million, respectively. At December 31, 2007 and 2006, stockholders’ equity was $44.0 million and $41.3 million, respectively.

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

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2007, 2006 and 2005.

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

Please see item 7, Results of Operations 2007 versus 2006 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

Residential Real Estate Loans. The Company originates a variety of mortgage loan products including fixed rate mortgages, balloon mortgages, and adjustable rate mortgages. All mortgage loans originated are held in the Bank’s portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower’s employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

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

The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2007, the Company’s leverage ratio was 11.6%, its ratio of Tier 1 capital to risk-weighted assets was 17.4%, and its ratio of qualifying total capital to risk-weighted assets was 18.6%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. As an example, the company’s ability to pay dividends to its stockholders could be restricted. In addition, the Federal Reserve has indicated that it will consider a bank holding company’s capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or non-banking activities.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC. As of December 31, 2007, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 11.1%, its ratio of Tier 1 capital to risk-weighted assets were 16.8%, and its ratio of qualifying total capital to risk-weighted assets was 18.1%.

Any bank that is less than adequately-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. Among the actions that may be imposed on an undercapitalized bank is the implementation of a capital restoration plan. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial strength, and to commit financial resources to support its subsidiary banks. Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of depositors in the bank and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2007, the Bank had approximately $4.7 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this assessment system, all insured depository institutions are placed into one of four risk categories. Base assessment rates range from 2 to 4 basis points (a basis point is $0.01 per $100 of assessable deposits) for institutions in Risk Category I to 40 basis points for Risk Category IV institutions. Risk Category assessments generally are determined based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. The FDIC has the authority to adjust rates, without further notice and comment up to three basis points. The FDIC’s current assessment rates are set at 3 basis points above the base rates discussed above. Therefore assessment rates currently range from 5 to 43 basis points. The Reform Act legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank received a total credit of approximately $239,000. This credit offset a substantial portion of its 2007 deposit insurance assessment. The Bank paid $119,083 of FICO assessments during 2007.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2007, the Bank satisfied this requirement.

Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by placing quantitative and qualitative limitations on in covered transactions between a bank and any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Under the Gramm-Leach-Bliley Act (“GLB Act”), all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. In addition the Fair and Accurate Credit Transactions Act (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated by the Federal Reserve and FTC.

In response to periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information, several members of Congress have called for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have conducted hearings on data security and related issues, and have legislation pending before them regarding this issue.

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

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOA applies generally to companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. SOA includes very specific disclosure requirements and corporate governance rules and the SEC and securities exchanges have adopted extensive additional disclosure, corporate governance, and other related rules pursuant to SOA’s mandate. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act (“HMDA”) to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institution to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates are the subject of any HMDA investigation.

In December 2006, the Federal Reserve, OCC and other federal financial regulatory agencies issued final guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending. The CRE guidance provided supervisory criteria, including numerical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending.

TAXATION

The Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Current tax expense:
Federal	$1,302	$1,428	$2,094
State	43	169	302
Deferred tax (benefit)	(76)	(357)	(354)
Total income tax expense	$1,269	$1,240	$2,042

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

NUMBER OF PERSONNEL

At December 31, 2007, there were 135 persons employed by the Bank.

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

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition the Bank also cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2007, approximately $4.7 million was available for the payment of dividends without prior OCC approval.

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

On November 28, 2006, the Bank entered into a formal written agreement with the OCC. The agreement provides for a comprehensive action plan designed to enhance the Board of Directors’ and management’s supervision of the Bank, credit risk management and regulatory compliance, including compliance with the Bank Secrecy Act and related anti-money laundering laws. The management of the Company and the Bank believe this plan is being successfully implemented as required by the written agreement with the OCC. The Bank continues to operate under this formal agreement. The OCC continues its enhanced supervisory presence and monitoring of the Bank’s progress.

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

In early 2008, the Bureau of Indian Affairs denied pending casino applications to be located in Sullivan County which is expected to negatively impact the value of commercial properties underlying certain loans. The value of other properties would be negatively affected if other projects are not completed satisfactorily.

The values of residential and commercial properties in the vicinity of an arts complex have risen with its completion. A similar rise in property values had been seen near properties where Casinos were expected to be constructed. In 2008, licenses for the proposed casinos were denied. Some properties near the expected Casino projects provide the chief collateral for loans originated by the Company and are expected to be negatively affected.

The Company has little exposure in properties purchased in anticipation of the casinos. Currently there are no impaired loans due to this event. However, there may be depreciation of property values and diminished marketability forthcoming.

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

Our profitability depends on maintaining our projected interest rate differentials.

Our operating income and net income depend to a great extent on ‘‘rate differentials,’’ i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities, including the Federal Reserve. These rate differentials have been gradually shrinking during the last three fiscal years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has nine branch locations and an operations center all within Sullivan County. Our branches are located in Callicoon, Eldred, Liberty, Livingston Manor, Loch Sheldrake, two in Monticello, Narrowsburg and Wurtsboro. The Bank owns the main office and operations center along with six branches; Eldred, Liberty, Livingston Manor, Loch Sheldrake, Narrowsburg and one location in Monticello. We occupy three branch locations pursuant with a lease arrangement in Callicoon, Wurtsboro and one located in a Wal*Mart store in Monticello.

The Company’s supermarket leases expired this year. New facilities near the previous sites were found in both towns. A new facility was purchased in Narrowsburg and a new lease was signed in Callicoon. The Company’s leases for Callicoon, Wal*Mart and Wurtsboro expire in 2012, 2009, and 2010 respectively. Renewal options exist for Callicoon for an additional 15 years. Future minimum lease payments are disclosed under the title Contractual Obligations in Item 7.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2007:

2007
(In thousands)

Land	$837
Buildings and improvements	5,351
Furniture and fixtures	177
Equipment	4,007
10,372
Less accumulated depreciation and amortization	(5,974)
Total premises and equipment, net	$4,398

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business.

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

			Cash
	Sales	Sales	dividends
	low	high	paid

Quarter Ended:
March 31, 2007	$17.08	$19.25	$0.12
June 30, 2007	$18.01	$19.00	$0.12
September 30, 2007	$15.50	$18.66	$0.12
December 31, 2007	$13.04	$16.35	$0.14

March 31, 2006	$21.49	$24.00	$0.11
June 30, 2006	$20.33	$21.90	$0.11
September 30, 2006	$18.32	$21.00	$0.11
December 31, 2006	$17.48	$20.00	$0.15

Number of Holders of Record. At the close of business on March 1, 2008, the Company had 1,312 stockholders of record of the 4,234,321 shares of common stock then outstanding.

Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which its securities may be issued.

Payment of Dividends. Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to stockholders. Payment of dividends in the future will be at the sole discretion of the Company’s board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See “Item 1. Business — Supervision and Regulation.”

Stock Repurchase Plan. In April 2006, the Board of Directors approved a Stock Repurchase Program under which the Company could repurchase up to 100,000 shares of outstanding stock. In July 2006, the Board of Directors approved an increase in the number of shares to 150,000 under this program. In March 2007, an additional 50,000 shares were authorized for a total of 200,000 shares under this program. During the year 2007, 71,027 shares were purchased under this program for a cumulative total of 200,000. All authorized shares have been repurchased. The following shares were purchased as a part of the repurchase program during the fourth quarter of 2007:

			Shares
		Average	repurchased
		price	as part of	Capacity to
	purchased	per share	program	more shares
	Shares	paid	repurchase	purchase

10/1/2007 – 10/31/07	1,100	$16.000	1,100
11/1/2007 – 11/30/07	11,200	$14.582	11,200
12/1/2007 – 12/31/07	3,486	$14.500	3,486

Total	15,786	$14.663	15,786	None

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
RESULTS OF OPERATIONS
Interest income	$23,479	$23,881	$22,170	$20,820	$20,082
Interest expense	8,615	8,211	5,402	4,051	4,037
Net interest income	14,864	15,670	16,768	16,769	16,045
Provision (credit) for loan losses	(370)	90	180	360	620
Net income	4,275	4,943	5,725	6,171	5,732

FINANCIAL CONDITION
Total assets	$387,430	$397,291	$387,343	$365,523	$352,204
Total deposits	299,242	325,073	312,096	293,094	280,227
Gross loans	252,985	250,760	244,261	224,236	196,675
Stockholders’ equity	43,958	41,275	42,519	39,646	35,786

AVERAGE BALANCES
Total assets	$389,384	$400,535	$374,413	$361,783	$340,575
Total deposits	315,941	326,136	297,643	291,426	268,687
Gross loans	250,277	246,890	238,993	211,846	183,335
Stockholders’ equity	42,249	42,272	41,350	37,149	33,561

FINANCIAL RATIOS
Net income to average total assets	1.10%	1.23%	1.53%	1.71%	1.68%
Net income to average stockholders’ equity	10.12%	11.69%	13.85%	16.61%	17.08%
Average stockholders’ equity to average total assets	10.85%	10.55%	11.04%	10.27%	9.85%

SHARE AND PER SHARE DATA
Basic earnings per share	$1.00	$1.13	$1.29	$1.39	$1.29
Dividends per share	$0.50	$0.48	$0.44	$0.40	$0.33
Dividend payout ratio	49.92%	42.44%	34.04%	28.78%	25.28%
Book value at year end	$10.38	$9.59	$9.59	$8.94	$8.07
Total dividends paid	$2,134,000	$2,098,000	$1,949,000	$1,776,000	$1,449,000
Average number of shares outstanding	4,266,397	4,376,494	4,434,321	4,434,321	4,434,321
Shares outstanding at year end	4,234,321	4,305,348	4,434,321	4,434,321	4,434,321

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS FOR 2007 AND 2006

	31-Mar	30-Jun	30-Sep	31-Dec	Total
	(Dollars in thousands, except per share data)
2007
Interest income	$5,951	$5,791	$5,895	$5,842	$23,479
Interest expense	(2,197)	(2,145)	(2,122)	(2,151)	(8,615)
Net interest income	3,754	3,646	3,773	3,691	14,864
(Provision) Credit for loan losses	370	—	—	—	370
Non-interest income	866	800	953	851	3,470
Non-interest expenses	(3,329)	(3,094)	(3,262)	(3,475)	(13,160)
Income before income taxes	1,661	1,352	1,464	1,067	5,544
Income taxes	(402)	(364)	(305)	(198)	(1,269)
Net income	$1,259	$988	$1,159	$869	$4,275
Basic earnings per share	$0.29	$0.23	$0.27	$0.21	$1.00

2006
Interest income	$5,767	$5,996	$6,089	$6,029	$23,881
Interest expense	(1,859)	(2,044)	(2,118)	(2,190)	(8,211)
Net interest income	3,908	3,952	3,971	3,839	15,670
Provision for loan losses	(90)	—	—	—	(90)
Non-interest income	795	844	1,027	920	3,586
Non-interest expenses	(3,370)	(3,257)	(3,231)	(3,125)	(12,983)
Income before income taxes	1,243	1,539	1,767	1,634	6,183
Income taxes	(270)	(339)	(409)	(222)	(1,240)
Net income	$973	$1,200	$1,358	$1,412	$4,943
Basic earnings per share	$0.22	$0.27	$0.31	$0.33	$1.13

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

National economic performance for 2007 has deteriorated significantly since 2006. Subprime lending problems have battered large banks and investment companies. A direct result of this situation is the material drop in market values of new and existing homes. The cost of energy in 2007 has increased over 30% resulting in an all time high cost of gasoline, fuel oil, propane and natural gas. Retail sales levels have dropped despite heavy holiday discounting. The automobile industry is struggling to stay afloat. Locally, our economy is also suffering. Real estate values are declining as the inventory of unsold homes escalates. The possibility of casinos revitalizing our local economy has evaporated. The racino (slot machine casino) is having financial difficulties. The construction industry may suffer due to a decline in real estate sales and the growing inventory of existing housing. Lack of commercial growth will also impact the construction industry. This will in turn create a decline in demand from suppliers of building materials as well as the demand for construction workers. Fortunately the Company did not have any subprime mortgages in our loan portfolio or in our investment security holdings. Our overall asset quality remains strong. Management believes the Company will weather this economic downturn, as it has survived many others in the past, with sound financial decisions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company will adopt the requirements of FASB Statement No. 157 in its March 31, 2008 financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is continuing to evaluate the impact of this statement.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation requires an entity to analyze each tax position taken in its tax returns and determine the likelihood that that position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company adopted this Interpretation on January 1, 2007. The Company does not have any unrecognized tax benefits at December 31, 2007 or during the year ended December 31, 2007. No unrecognized tax benefits are expected to arise within the next twelve months.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption did not have a material impact on the Company’s statements.

FINANCIAL CONDITION

Total assets decreased by $9.9 million or 2.5% to $387.4 million at December 31, 2007 from $397.3 million at December 31, 2006. The decrease was primarily due to a $7.7 million or 7.7% decrease in securities available for sale from $99.8 million at December 31, 2006 to $92.1 million at December 31, 2007 and a $3.1 million or 33.1% decrease in securities held to maturity from $9.4 million to $6.3 million at December 31, 2007. Sales and maturities in the investment security portfolio were used to rebalance the portfolio in the changing rate environment during 2007 and to pay off $11.3 million in brokered deposits. Deposits decreased $25.8 million or 7.9% from $325.1 million at December 31, 2006 to $299.2 million at December 31, 2007. The loss in deposits was replaced partially by long and short-term borrowings with the Federal Home Loan Bank (FHLB). Long-term borrowings were entered into in the late fourth quarter in order to secure a lower average cost of funds.

In 2007, total gross loans increased $2.2 million or 0.9% from $250.8 million to $253.0 million. Within the loan portfolio, residential and commercial real estate increased by $3.3 million or 3.5%, home equity loans increased $1.8 million or 7.4%, and commercial loans decreased by $1.6 million or 5.8% at December 31, 2007. The growth in residential and commercial real estate and home equity loans reflects the Company’s strategy to provide loans for local real estate projects where there is strong loan to value ratio. The Company is well aware of the economic slow down in the housing market but believes that real estate sales and prices have stabilized in its market area. The Company remains committed to maintaining loan credit quality and sacrificing growth in the loan portfolio. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans, because of the value of the underlying collateral. With the denial for the building of a casino in the Catskills, the Company expects a slow down in the commercial loan area and a possible reduction in loan to asset value in the commercial loan portfolio.

There was a $5,000 decrease in other foreclosed real estate at December 31, 2007, from $40,000 at December 31, 2006 as the result of a write down in value on the foreclosed property. Total nonperforming loans increased $2.7 million primarily in the commercial mortgage category, to $4.6 million at December 31, 2007, with $0.9 million of the increase resulting from loans past due 90 days or more and still accruing interest. Net loan (charge-offs) recoveries decreased from ($189,000) in 2006 to $206,000 in 2007. At December 31, 2007, the allowance for loan losses equaled $3.4 million representing 1.32% of total gross loans outstanding and 72.2% of total nonperforming loans.

Total deposits decreased $25.8 million or 7.9% to $299.2 million at December 31, 2007 from $325.1 million at December 31, 2006. Savings and insured money market accounts decreased to $88.0 million at December 31, 2007 from $100.4 million at December 31, 2006, a decrease of $12.4 million or 12.3%. Time deposits decreased $7.4 million or 5.8% to $121.0 at December 31, 2007. Decreases in demand, NOW and super NOW accounts totaled $6.1 million or 6.3%. Maturities of $11.3 million of brokered deposits in 2007 were not renewed.

Total stockholders’ equity was $44.0 million at December 31, 2007, an increase of $2.7 million from December 31, 2006. The increase was due primarily to net income of $4.3 million and $1.8 million decrease in accumulated other comprehensive income (loss), partially offset by cash dividends of $2.1 million and the repurchase the remaining authorized treasury stock of $1.3 million.

RESULTS OF OPERATIONS 2007 VERSUS 2006

Net Income

Net income for 2007 of $4.3 million decreased 13.5% or $668,000 from the 2006 net income of $4.9 million. The lower earnings level in 2007 reflects the interaction of a number of factors. The most significant factor which reduced 2007 net income was an increase in deposit interest expense combined with lower earnings on the investment portfolio. Net interest income decreased $0.8 million from 2006 to 2007 to $14.9 million. Increases in loan interest and fees of $311,000 to $18.6 million from $18.3 million or 1.7% was offset by decreased security interest income of $725,000. Decreased holdings in both investment securities and federal funds sold accounted for the bulk of the decrease in earnings. Interest expense increased $404,000 primarily due to rising interest rates on deposits as a result of market pressure. The provision (credit) for loan losses decreased $460,000 to ($370,000) in 2007 primarily as a result of a large recovery as discussed in the “Summary of Loan Loss” below. Salary and employee benefit expense modestly decreased $4,000 or 0.5% as a result of lower retirement benefit costs, partially offset by normal salary increases and new staff positions. Occupancy and equipment expense increased $52,000. Other non-interest expense increased $125,000 due to increased examination fees, FDIC assessments and advertising costs associated with the opening of two new branch locations.

Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $15.8 million for 2007 represented a decrease of 5.5% over 2006. Net interest margin decreased 13 basis points to 4.42% in 2007 compared to 4.55% in 2006, due to overall increases in interest bearing liability yields.

Total interest income for 2007 was $24.4 million, compared to $24.9 million in 2006. The decrease in 2007 is largely the result of a decrease in the average balance of interest earning assets from $367.5 million in 2006 to $357.3 million in 2007, a decrease of 2.8%. Total average securities (securities available for sale and securities held to maturity) decreased $6.6 million or 6.0% in 2007 to $104.7 million. The yield on total securities decreased 15 basis points to 5.40% in 2007 from 5.55% in 2006. During 2007, total average securities decreased to provide liquidity for several purposes. Average loans increased $3.4 million to $250.3 million from $246.9 million in 2006, concurrently with a 3 basis point increase in yields from 7.42% in 2006 to 7.45% in 2007. Loan growth in real estate and fixed rate home equity loans generated amounted to $4.4 million and $1.3 million respectively. Time and demand loans, which are tied to prime, decreased 10 basis points in yield and $2.0 million in volume. In the second half of 2007, variable rate time and demand loans decreased $2.0 million or 7.4% in volume. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.7% of total loans in 2007.

Total interest expense in 2007 increased $0.4 million to $8.6 million from $8.2 in 2006 as a result of an increase in rates paid. The average balance of interest bearing liabilities decreased from $282.7 million in 2006 to $272.0 million in 2007, a decrease of 3.8% as a result of $9.6 million decrease in average deposits. Matured brokered deposits made up $6.9 million of the reduction in deposits. The Company expects to continue to reduce its reliance on brokered deposits during 2008. During 2007, the average cost of total interest bearing liabilities increased by 27 basis points from 2.90% to 3.17%. Average interest bearing deposits decreased $9.6 million to $251.0 million in 2007, a decrease of 3.7%. Interest rates on interest bearing deposits increased by 26 basis points from an average rate paid of 2.74% in 2006 to 3.00% in 2007. Savings and insured money market interest rates increased 25 basis points and time deposits increased 40 basis points in response to competition. In 2007, average demand deposit balances decreased 0.9% over 2006.

Provision for Loan Losses

The provision (credit) for loan losses was $(370,000) in 2007 as compared to $90,000 in 2006 largely as a result of a $441,000 recovery on a previously written-off loan and loans remaining well secured. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2007 due to the reductions net charge-offs as noted below. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, and that the company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total nonperforming loans increased $2.7 million from $1.9 million at December 31, 2006 to $4.6 million at December 31, 2007. Net loan recoveries (charge-offs) increased from ($189,000) in 2006 to $206,000 in 2007 and gross charge-offs decreased from $533,000 in 2006 to $318,000 in 2007.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES FOR YEARS 2003 THROUGH 2007

	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$3,516	$3,615	$3,645	$3,569	$3,068
Charge-offs:
Commercial, financial and agriculture	(106)	(208)	(2)	—	(141)
Real estate – mortgage	(5)	(66)	—	(3)	(5)
Installment loans	(118)	(156)	(308)	(284)	(240)
Other loans	(89)	(103)	(129)	(146)	(102)
Total charge-offs	(318)	(533)	(439)	(433)	(488)
Recoveries:
Commercial, financial and agriculture	388	187	59	1	235
Real estate – mortgage	5	—	8	22	7
Installment loans	72	98	83	59	104
Other loans	59	59	79	67	23
Total recoveries	524	344	229	149	369
Net recoveries (charge-offs)	206	(189)	(210)	(284)	(119)
Provision charged (credited) to operations	(370)	90	180	360	620
Balance at end of year	$3,352	$3,516	$3,615	$3,645	$3,569

Ratio of net (recoveries) charge-offs to average outstanding loans	(0.08)%	0.08%	0.09%	0.13%	0.06%

The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential nonperforming loans in a timely basis; take charge-offs promptly based on a realistic assessment of probable losses; and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

The provision (credit) for loan losses was ($370,000) for the year ended December 31, 2007 compared to $90,000 for 2006. As disclosed in the Company’s 2006 Form 10-K, the Company recovered $441,000 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007.

The allowance for loan losses was $3.4 million at December 31, 2007, $3.5 million at 2006, and $3.6 million at 2005. The allowance as a percentage of total loans was 1.32% at December 31, 2007, compared to 1.40% and 1.48% at December 31, 2006 and 2005, respectively. The allowance’s coverage of nonperforming loans was 72.2% at December 31, 2007 compared to 187.0% and 123.7% at December 31, 2006 and 2005 respectively. Despite the increase in nonperforming loans, recent subprime issues and downturn in local economic conditions, the Bank is and has been committed to common sense lending practices, sacrificing loan quantity for quality. This is reflected in the Banks net charge-off (recovery) history in the above table. Now as before, while nonperforming loans have increased, the Banks loans remain well collateralized and no specific reserves have been made as management believes the loans will be collected in full.

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

Commercial nonperforming loans are evaluated individually for impairment in accordance with FAS 114. As of December 31, 2007, there were $3,394,000 in loans, compared to $1,528,000 as of December 31, 2006, which were considered to be impaired under SFAS No. 114. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data and other subjective factors.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each
	allowance	category	allowance	category	allowance	category	allowance	category	allowance	category
	for loan	to total	for loan	to total	for loan	to total	for loan	to total	for loan	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans
	(Dollars in thousands)

Residential mortgages(1)	$1,048	51.4%	$1,048	50.2%	$1,048	48.5%	$1,039	48.4%	$1,011	52.4%
Commercial mortgages	285	34.3	285	34.7	351	34.9	351	35.3	300	30.2
Commercial loans	1,263	10.5	1,353	11.2	1,343	11.7	1,286	9.4	1,255	8.7
Installment loans	604	3.7	650	3.9	648	4.8	753	6.3	828	7.8
Other loans	152	0.1	180	0.0	225	0.1	216	0.6	175	0.9
Total	$3,352	100.0%	$3,516	100.0%	$3,615	100.0%	$3,645	100.0%	$3,569	100.0%
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

		90 days or
		more, still
	Nonaccrual	Accruing	Total	Percentage(1)	Percentage(2)
	(Dollars in thousands)
December 31, 2007

Loan Category
Residential mortgages (3)	$368	$32	$400	0.3%	8.6%
Commercial mortgages	1,819	828	2,647	3.0	57.0
Commercial loans	1,574	—	1,574	6.0	33.9
Installment loans	—	23	23	0.3	0.5
Total	$3,761	$883	$4,644	1.8%	100.0%

December 31, 2006

Loan Category
Residential mortgages (3)	$347	$—	$347	0.3%	18.5%
Commercial mortgages	1,520	—	1,520	1.7	80.9
Commercial loans	—	—	—	0.0	0.0
Installment loans	—	13	13	0.1	0.6
Total	$1,867	$13	$1,880	0.8%	100.0%

December 31, 2005

Loan Category
Residential mortgages (3)	$438	$—	$438	0.4%	15.0%
Commercial mortgages	2,484	—	2,484	2.9	85.0
Commercial loans	—	—	—	0.0	0.0
Installment loans	—	—	—	0.0	0.0
Total	$2,922	$—	$2,922	1.2%	100.0%

December 31, 2004

Loan Category
Residential mortgages (3)	$491	$166	$657	0.6%	30.8%
Commercial mortgages	—	—	—	0.0	0.0
Commercial loans	233	1,230	1,463	6.9	68.5
Installment loans	—	16	16	0.1	0.7
Total	$724	$1,412	$2,136	0.9%	100.0%

December 31, 2003

Loan Category
Residential mortgages (3)	$411	$379	$790	0.8%	25.3%
Commercial mortgages	514	1,364	1,878	3.1	60.1
Commercial loans	434	7	441	2.6	14.1
Installment loans	—	14	14	0.1	0.5
Total	$1,359	$1,764	$3,123	1.6%	100.0%

1 Percentage of gross loans outstanding for each loan category.
2 Percentage of total nonaccrual and 90 day past due loans.
3 Includes Home Equity Loans.

Total nonperforming residential mortgage, commercial mortgage, commercial loans and installment loans represent 0.3%, 3.0%, 6.0% and 0.3% of their respective portfolio totals at December 31, 2007, compared to 0.3%, 1.7% and 0.1% at December 31, 2006, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

Nonaccrual loans increased $1.9 million from $1.9 million at December 31, 2006 to $3.8 million at December 31, 2007. All nonaccrual loans are well collateralized with interest being recognized as received.

From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no restructured loans as of December 31, 2007, 2006, and 2005.

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

LOAN PORTFOLIO COMPOSITION AT DECEMBER 31,

	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans
Residential	$99,157	39.2%	$95,520	38.1%	$89,599	36.7%	$82,482	36.7%	$77,284	39.3%
Commercial	82,637	32.7	82,987	33.1	81,587	33.4	75,266	33.6	59,682	30.3
Home equity	25,977	10.3	24,195	9.6	22,697	9.3	21,127	9.4	18,337	9.3
Farm land	3,883	1.5	3,726	1.5	3,443	1.4	3,721	1.7	2,872	1.5
Construction	5,531	2.2	6,087	2.4	5,956	2.4	4,524	2.0	4,102	2.1
	$217,185	85.9%	$212,515	84.7%	$203,282	83.2%	$187,120	83.4%	$162,277	82.5%
Other Loans
Commercial loans	$26,431	10.4%	$28,106	11.3%	$28,643	11.7%	$21,317	9.5%	$17,157	8.7%
Consumer installment loans	8,948	3.5	9,773	3.9	11,673	4.8	14,116	6.3	15,350	7.8
Other consumer loans	148	0.1	118	0.0	128	0.1	1,345	0.6	1,488	0.8
Agricultural loans	273	0.1	248	0.1	535	0.2	338	0.2	403	0.2
	35,800	14.1	38,245	15.3	40,979	16.8	37,116	16.6	34,398	17.5
Total loans	252,985	100.0%	250,760	100.0%	244,261	100.0%	224,236	100.0%	196,675	100.0%
Allowance for loan losses	(3,352)		(3,516)		(3,615)		(3,645)		(3,569)
Total loans, net	$249,633		$247,244		$240,646		$220,591		$193,106

MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2007

		One year
	One year	through	After
	or less	five years	five years	Total
	(In thousands)

Commercial and agricultural	$14,389	$7,659	$4,656	$26,704
Real estate construction	4,129	1,353	49	5,531
Total	$18,518	$9,012	$4,705	$32,235

Interest sensitivity of loans:
Predetermined rate	$590	$8,766	$4,705	$14,061
Variable rate	17,928	246	—	18,174
Total	$18,518	$9,012	$4,705	$32,235

Investment Securities

The carrying amount and the fair value of the Company’s available for sale and investment securities and their expected maturities are outlined in the following tables:

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS

	Summary of Investment Securities at December 31,*
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)

Government sponsored enterprises	$39,360	$39,282	$54,351	$52,784	$45,323	$44,011
Municipal securities	42,147	42,755	48,597	49,122	48,394	48,861
Mortgage backed securities and collateralized mortgage obligations	10,192	10,237	6,428	6,393	3,416	3,323
Equity securities	5,928	6,167	821	1,059	820	1,022
	$97,627	$98,441	$110,197	$109,358	$97,953	$97,217

* The analysis shown above combines the Company’s Securities Available for Sale portfolio and the Investment Securities portfolio. All securities are included above at their amortized cost.

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

	Under 1 year		1-5 years		5-10 years		After 10 years
December 31, 2007	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
	(Dollars in thousands)
Government sponsored enterprises	$—	0.00%	$3,381	5.34%	$16,979	4.81%	$19,000	5.24%	$39,360
Municipal securities – tax exempt(1)	2,047	4.46	25,579	4.06	7,965	3.79	236	4.17	35,827
Municipal securities – taxable	3,040	3.85	2,304	4.43	352	5.12	624	5.91	6,320
Mortgage backed securities and collateralized mortgage obligations	3,734	5.00	5,353	5.00	1,065	5.70	40	5.75	10,192
	$8,821	4.48%	$36,617	4.34%	$26,361	4.54%	$19,900	5.25%	$91,699

1 Yields on tax exempt securities have not been stated on a tax equivalent basis.

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income of $3.5 million in 2007 was a decrease of 3.2% or $116,000 over 2006. The decrease is primarily attributable to recognition of net security losses and less of a gain on foreclosed real estate partially offset by earnings on bank-owned life insurance.

Non-interest expense increased by $177,000 or 1.4% to $13.2 million in 2007. Salaries and employee benefit expense decreased 0.5% to $7.7 million in 2007. Salaries and employee benefits decreased slightly due to reduced retirement costs, partially offset by normal salary increases and additional staffing. Other non-interest expense increased $125,000 or 3.9% due to examination fees, FDIC assessments and advertising of two new branch locations. Occupancy and equipment expenses increased a net of $56,000.

Income Tax Expense

Income tax expense totaled $1.3 million in 2007 versus $1.2 million in 2006. The effective tax rate approximated 22.9% in 2007 and 20.1% in 2006. These relatively low effective tax rates reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

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

Total interest expense in 2006 increased $2.8 million to $8.2 million from $5.4 in 2005. The average balance of interest bearing liabilities increased from $258.8 million in 2005 to $282.7 million in 2006, an increase of 9.3% as a result of $14.1 million increase in average brokered deposits. During 2006, the average cost of total interest bearing liabilities increased by 81 basis points from 2.09% to 2.90%. Average interest bearing deposits increased $30.2 million to reach $260.7 million in 2006, an increase of 13.1%. Interest rates on interest bearing deposits increased by 98 basis points from an average rate paid of 1.76% in 2005 to 2.74% in 2006. A major component of the increased interest expense rate was due to a 41 basis point increase in average brokered deposits. The brokered deposits were purchased in anticipation of further interest rate increases. The proceeds were to be used to fund anticipated loan demand which never materialized. The Company expects to significantly reduce its reliance on these deposits during 2007. Savings and insured money market interest rates increased 106 basis points in response to rising interest rate environment. In 2006, average demand deposit balances decreased 2.6% over 2005.

Provision for Loan Losses

The provision for loan losses was $90,000 in 2006 as compared to $180,000 in 2005 as a result of improved asset quality. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2006 due to the reduction in both nonperforming loans and net charge-offs as noted above under “Summary of Loan Loss Experience”. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total nonperforming loans decreased $1.0 million from $2.9 million at December 31, 2005 to $1.9 million at December 31, 2006. Net loan charge-offs decreased from $210,000 in 2005 to $189,000 in 2006 while gross charge-offs increased from $439,000 in 2005 to $533,000 in 2006.

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

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $40.4 million, which may be used to meet unforeseen liquidity demands. There were $5,100,000 in overnight borrowings at December 31, 2007. Five separate FHLB term advances totaling $30.0 million at December 31, 2007 were being used to fund the decline in deposits and to leverage our excess capital position.

In 2007, cash generated from operating activities amounted to $4.9 million and cash generated from investing activities amounted to $7.8 million. These amounts were offset by a use of cash in financing activities of $14.6 million, resulting in a net decrease in cash and cash equivalents of $1.8 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2007

Deposits
(In thousands)

Due three months or less	$6,573
Over three months through six months	5,142
Over six months through twelve months	14,830
Over twelve months	11,268
Total	$37,813

Management anticipates much of these maturing deposits to rollover at maturity, and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity increased $2.7 million or 6.5% in 2007 following a decrease of 2.9% in 2006. The adoption of FAS 158 for pension and other retirement plans had contributed $1.4 million to that decrease in 2006.

The Company retained $2.1 million from 2007 earnings, a reduction in the accumulated other comprehensive loss increased stockholders’ equity by $1.8 million, while the purchase of treasury stock decreased stockholders’ equity by $1.2 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale and SFAS 158 other comprehensive items are not considered in the computation of regulatory capital ratios.

Under the Federal Reserve Bank’s risk-based capital rules at December 31, 2007, the Bank’s Tier I risk-based capital was 16.8 % and total risk-based capital was 18.1% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 11.1% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements.

As of December 31,	2007	2006
	(Dollars in thousands)
TIER I CAPITAL
Banks’ equity, excluding the after-tax net other comprehensive loss	$42,852	$42,477

TIER II CAPITAL
Allowance for loan losses (1)	$3,183	$3,279
Total risk-based capital	$46,035	$45,756
Risk-weighted assets (2)	$254,468	$262,065
Average assets	$387,337	$398,640

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.8%	16.2%
Total risk-based capital (minimum 8.0%)	18.1%	17.5%
Leverage (minimum 4.0%)	11.1%	10.7%

[1]	The allowance for loan losses is limited to 1.25% of risk-weighted assets for the purpose of this calculation.
[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2007:

	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
	(In thousands)
Federal Home Loan
Bank borrowings	$10,000	$20,000	$—	$—	$30,000
Operating leases	71	95	8	—	174
Total	$10,071	$20,095	$8	$—	$30,174

In regard to short-term borrowings, see note 8 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2007, 2006, and 2005. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.

CONSOLIDATED AVERAGE BALANCE SHEET 2007

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$59,593,000	$2,928,000	4.91%
Tax-exempt securities(2)	45,112,000	2,724,000	6.04
Total securities	104,705,000	5,652,000	5.40
Short-term investments	2,309,000	118,000	5.11
Loans
Real estate mortgages	182,028,000	12,797,000	7.03
Home equity loans	24,960,000	1,704,000	6.83
Time and demand loans	25,163,000	2,169,000	8.62
Installment and other loans	18,126,000	1,965,000	10.84
Total loans(3)	250,277,000	18,635,000	7.45
Total interest earning assets	357,291,000	24,405,000	6.83
Other assets	32,093,000
Total assets	$389,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$32,099,000	160,000	0.50%
Savings and insured money market deposits	101,411,000	2,422,000	2.39
Time deposits	117,539,000	4,957,000	4.22
Total interest bearing deposits	251,049,000	7,539,000	3.00
Federal funds purchased and other short-term debt	3,363,000	171,000	5.08
Long-term debt	17,630,000	905,000	5.13
Total interest bearing liabilities	272,042,000	8,615,000	3.17
Demand deposits	64,892,000
Other liabilities	10,201,000
Total liabilities	347,135,000
Stockholders’ equity	42,249,000
Total liabilities and stockholders’ equity	$389,384,000
Net interest income - tax effected		15,790,000
Less: Tax gross up on exempt securities		(926,000)
Net interest income per statement of income		$14,864,000
Net interest spread			3.66%
Net interest margin(4)			4.42%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate.
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2006

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$61,988,000	$3,127,000	5.04%
Tax-exempt securities(2)	49,346,000	3,047,000	6.17
Total securities	111,334,000	6,174,000	5.55
Short-term investments	9,226,000	419,000	4.54
Loans
Real estate mortgages	177,571,000	12,467,000	7.02
Home equity loans	23,615,000	1,573,000	6.66
Time and demand loans	27,181,000	2,370,000	8.72
Installment and other loans	18,523,000	1,914,000	10.33
Total loans(3)	246,890,000	18,324,000	7.42
Total interest earning assets	367,450,000	24,917,000	6.78
Other assets	33,085,000
Total assets	$400,535,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,515,000	172,000	0.50%
Savings and insured money market deposits	99,364,000	2,125,000	2.14
Time deposits	126,777,000	4,837,000	3.82
Total interest bearing deposits	260,656,000	7,134,000	2.74
Federal funds purchased and other short-term debt	503,000	23,000	4.57
Long-term debt	21,548,000	1,054,000	4.89
Total interest bearing liabilities	282,707,000	8,211,000	2.90
Demand deposits	65,480,000
Other liabilities	10,076,000
Total liabilities	358,263,000
Stockholders’ equity	42,272,000
Total liabilities and stockholders’ equity	$400,535,000
Net interest income - tax effected		16,706,000
Less: Tax gross up on exempt securities		(1,036,000)
Net interest income per statement of income		$15,670,000
Net interest spread			3.88%
Net interest margin(4)			4.55%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate.
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2005

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$54,542,000	$2,627,000	4.82%
Tax-exempt securities(2)	48,082,000	2,944,000	6.12
Total securities	102,624,000	5,571,000	5.43
Short-term investments	1,224,000	30,000	2.45
Loans
Real estate mortgages	169,585,000	12,006,000	7.08
Home equity loans	21,708,000	1,326,000	6.11
Time and demand loans	27,965,000	2,179,000	7.79
Installment and other loans	19,735,000	2,059,000	10.43
Total loans(3)	238,993,000	17,570,000	7.35
Total interest earning assets	342,841,000	23,171,000	6.76
Other assets	31,572,000
Total assets	$374,413,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$36,743,000	118,000	0.32%
Savings and insured money market deposits	88,083,000	947,000	1.08
Time deposits	105,585,000	2,995,000	2.84
Total interest bearing deposits	230,411,000	4,060,000	1.76
Federal funds purchased and other short-term debt	3,436,000	119,000	3.46
Long-term debt	24,914,000	1,223,000	4.91
Total interest bearing liabilities	258,761,000	5,402,000	2.09
Demand deposits	67,232,000
Other liabilities	7,070,000
Total liabilities	333,063,000
Stockholders’ equity	41,350,000
Total liabilities and stockholders’ equity	$374,413,000
Net interest income - tax effected		$17,769,000
Less: Tax gross up on exempt securities		(1,001,000)
Net interest income per statement of income		$16,768,000
Net interest spread			4.67%
Net interest margin(4)			5.18%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are effected using a 34% tax rate.
[3]
For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing net interest income by total interest earning assets.

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2007 as compared to 2006, and 2006 as compared to 2005.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other.

VOLUME AND RATE ANALYSIS

	2007 compared to 2006 increase (decrease) due to change In			2006 compared to 2005 increase (decrease) due to change In
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Investment securities and securities available for sale	$(368,000)	$(154,000)	$(522,000)	$630,000	$(39,000)	$591,000
Short-term investments	(314,000)	13,000	(301,000)	262,000	140,000	402,000
Loans	251,000	60,000	311,000	774,000	(21,000)	753,000
Total interest income	(431,000)	(81,000)	(512,000)	1,666,000	80,000	1,746,000

Interest Expense
NOW and Super NOW deposits	(12,000)	—	(12,000)	(10,000)	64,000	54,000
Savings and insured money market deposits	44,000	253,000	297,000	162,000	1,016,000	1,178,000
Time deposits	(352,000)	472,000	120,000	802,000	1,040,000	1,842,000
Federal funds purchased and other short-term debt	131,000	17,000	148,000	(135,000)	39,000	(96,000)
Long-term debt	(192,000)	43,000	(149,000)	(220,000)	51,000	(169,000)
Total interest expense	(381,000)	785,000	404,000	599,000	2,210,000	2,809,000
Net interest income	$(50,000)	$(866,000)	$(916,000)	$1,067,000	$(2,130,000)	$(1,063,000)

The Company’s operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objectives of maintaining stable net interest income and net interest margin. This means that prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact that alternative interest rates will have on the Bank’s interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of “shocking” the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earning and the economic value of the Bank’s equity. The estimates underlying the sensitivity analysis are based upon numerous assumptions including, but not limited to; the nature and timing of interest rate changes, prepayments on loan and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and general market conditions, management cannot make any assurance as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2008 and ending December 31, 2008 under instantaneous shock scenarios.

INTEREST RATE SENSITIVITY TABLE
(Dollars in thousands)

Interest Rate Shock(1)		Prime rate	Projected annualized net interest income	Projected dollar change in net interest income	Projected percentage change in net interest income	Projected change in net interest income as a percent of total stockholders’ equity

	3.00%	10.25%	$14,217	$(366)	-2.5%	-11.9%
	2.00%	9.25%	$14,371	$(212)	-1.5%	-7.4%
	1.00%	8.25%	$14,489	$(94)	-0.6%	-2.6%
No change		7.25%	$14,583	—	—	—
	-1.00%	6.25%	$13,866	$(717)	-4.9%	-4.3%
	-2.00%	5.25%	$12,882	$(1,701)	-11.7%	-12.6%
	-3.00%	4.25%	$11,585	$(2,998)	-20.6%	-21.3%

[1]
Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $212,000 or -0.5% of total stockholders’ equity in a +2.00% instantaneous interest rate shock and decline by $1.7 million or -3.9% of stockholders’ equity in a -2.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust it and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrowings from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan and deposit products that change as interest rates change. Approximately 19% of the Bank’s assets at December 31, 2007 were invested in adjustable rate loans and 2% in floating rate investment securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Income for the years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Cash flows for the years ended as of December 31, 2007, December 31, 2006 and December 31, 2005

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

Management is responsible for designing, implementing, documenting and maintaining an adequate system of internal control over financial reporting. An adequate system of internal control over financial reporting encompasses the processes and procedures that have been established by management to maintain a system of internal controls to provide reasonable assurance that the Company’s assets are safeguarded against loss and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. These internal controls include the establishment and communication of policies and procedures, the selection and training of qualified personnel and an internal auditing program that evaluates the adequacy and effectiveness of such internal controls, policies and procedures. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business.

Management is also responsible to perform an annual evaluation of the system of internal control over financial reporting, including an assessment of the effectiveness of the system. Management’s assessment is based on the criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The COSO framework identifies five defining characteristics of a system of internal control as follows: an appropriate control environment; an adequate risk assessment process; sufficient control activities; satisfactory communication of pertinent information; and proper monitoring controls.

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2007. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

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

/s/ Charles E. Burnett
Charles E. Burnett
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jeffersonville Bancorp

We have audited Jeffersonville Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jeffersonville Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Statement of Responsibility. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Jeffersonville Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in stockholders’ equity and cash flows of Jeffersonville Bancorp, and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the year ended December 31, 2005 were audited by other auditors whose report dated March 15, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and other postretirement benefit plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jeffersonville Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jeffersonville Bancorp

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Jeffersonville Bancorp and subsidiary for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jeffersonville Bancorp and subsidiary for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
Albany, New York
March 15, 2006

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$10,428	$12,270
Securities available for sale, at fair value	92,064	99,788
Securities held to maturity, estimated fair value of $6,377 at December 31, 2007 and $9,570 at December 31, 2006	6,320	9,445
Loans, net of allowance for loan losses of $3,352 at December 31, 2007 and $3,516 at December 31, 2006	249,633	247,244
Accrued interest receivable	2,119	2,441
Premises and equipment, net	4,398	3,040
Federal Home Loan Bank stock	2,998	2,296
Bank-owned life insurance	14,132	13,651
Other assets	5,338	7,116
Total Assets	$387,430	$397,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$62,143	$64,974
NOW and super NOW accounts	28,046	31,276
Savings and insured money market deposits	88,011	100,391
Time deposits	121,042	128,432
Total Deposits	299,242	325,073

Federal Home Loan Bank borrowings	30,000	20,000
Short-term debt	5,509	903
Other liabilities	8,721	10,040
Total Liabilities	343,472	356,016

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares at December 31, 2007 and 462,438 shares at December 31, 2006	(4,967)	(3,722)
Retained earnings	41,104	38,963
Accumulated other comprehensive loss	(1,046)	(2,833)
Total Stockholders’ Equity	43,958	41,275
Total Liabilities and Stockholders’ Equity	$387,430	$397,291

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

	For the year ended December 31,
	2007	2006	2005

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$18,635	$18,324	$17,570
Securities:
Taxable	2,928	3,127	2,627
Tax-exempt	1,798	2,011	1,943
Federal funds sold	118	419	30
Total Interest and Dividend Income	23,479	23,881	22,170

INTEREST EXPENSE
Deposits	7,539	7,134	4,060
Federal Home Loan Bank borrowings	905	1,054	1,223
Other	171	23	119
Total Interest Expense	8,615	8,211	5,402

Net interest income	14,864	15,670	16,768
Provision (credit) for loan losses	(370)	90	180
Net Interest Income After Provision (Credit) for Loan Losses	15,234	15,580	16,588

NON-INTEREST INCOME
Service charges	1,858	1,892	1,894
Earnings on bank-owned life insurance	482	424	470
Net security gains (losses)	(49)	(4)	6
Foreclosed real estate income, net	5	72	141
Gain on sale of credit card portfolio	—	—	234
Other non-interest income	1,174	1,202	1,318
Total Non-Interest Income	3,470	3,586	4,063

NON-INTEREST EXPENSES
Salaries and employee benefits	7,723	7,727	7,636
Occupancy and equipment expenses	2,084	2,028	1,981
Other non-interest expenses	3,353	3,228	3,267
Total Non-Interest Expenses	13,160	12,983	12,884

Income before income tax expense	5,544	6,183	7,767
Income tax expense	1,269	1,240	2,042
Net Income	$4,275	$4,943	$5,725

Basic earnings per common share	$1.00	$1.13	$1.29

Average common shares outstanding	4,266	4,376	4,434

Cash dividend declared per share	$0.50	$0.48	$0.44

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

							Common
					Accumulated		shares
					other	Total	issued
	Common	Paid-in	Treasury	Retained	comprehensive	stockholders’	and
	stock	capital	stock	earnings	(loss)	equity	outstanding

Balance at December 31, 2004	$2,384	$6,483	$(1,108)	$32,342	$(455)	$39,646	4,434
Net income	—	—	—	5,725	—	5,725
Other comprehensive loss	—	—	—	—	(903)	(903)
Comprehensive income						4,822
Cash dividends ($0.44 per share)	—	—	—	(1,949)	—	(1,949)
Balance at December 31, 2005	2,384	6,483	(1,108)	36,118	(1,358)	42,519	4,434
Net income	—	—	—	4,943	—	4,943
Other comprehensive loss	—	—	—	—	(114)	(114)
Comprehensive income	—	—	—	—	—	4,829
Adjustment to initially apply SFAS No. 158, net of tax benefit of $908	—	—	—	—	(1,361)	(1,361)
Purchase of treasury stock	—	—	(2,614)	—	—	(2,614)	(129)
Cash dividends ($0.48 per share)	—	—	—	(2,098)	—	(2,098)
Balance at December 31, 2006	2,384	6,483	(3,722)	38,963	(2,833)	41,275	4,305
Net income	—	—	—	4,275	—	4,275
Other comprehensive income	—	—	—	—	1,787	1,787
Comprehensive income	—	—	—	—	—	6,062
Purchase of treasury stock	—	—	(1,245)	—	—	(1,245)	(71)
Cash dividends ($0.50 per share)	—	—	—	(2,134)	—	(2,134)
Balance at December 31, 2007	$2,384	$6,483	$(4,967)	$41,104	$(1,046)	$43,958	4,234

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$4,275	$4,943	$5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(370)	90	180
Net gain on sales of foreclosed real estate	—	(43)	(125)
Depreciation and amortization	628	635	632
Net (gain) loss on disposal of premises and equipment	—	(1)	3
Net earnings on bank-owned life insurance	(482)	(424)	(470)
Deferred income tax expense	(76)	(357)	(354)
Net security losses (gains)	49	4	(6)
Decrease (increase) in accrued interest receivable	322	(401)	45
(Increase) decrease in other assets	664	(1,368)	511
(Decrease) increase in other liabilities	(63)	470	1,442
Net Cash Provided by Operating Activities	4,947	3,548	7,583

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	10,009	5,956	10,626
Securities held to maturity	5,962	4,096	4,431
Proceeds from sales of securities available for sale	18,780	1,713	4,782
Purchases:
Securities available for sale	(19,392)	(18,666)	(4,933)
Securities held to maturity	(2,837)	(5,346)	(6,669)
Proceeds from sale of credit card portfolio	—	—	1,468
Disbursement for loan originations, net of principal collections	(2,019)	(7,079)	(21,703)
Purchase of Federal Home Loan Bank stock	(2,720)	—	(5,147)
Sale of Federal Home Loan Bank stock	2,018	200	4,826
Net purchases of premises and equipment	(1,986)	(647)	(793)
Proceeds from sales of foreclosed real estate	—	562	125
Net Cash Provided by (Used in) Investing Activities	7,815	(19,211)	(12,987)

FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(25,831)	12,977	19,002
Proceeds from Federal Home Loan Bank borrowings	15,000	10,000	10,000
Repayments of Federal Home Loan Bank borrowings	(5,000)	(15,000)	(3,500)
Net increase (decrease) in short-term borrowings	4,606	476	(7,997)
Purchases of treasury stock	(1,245)	(2,614)	—
Cash dividends paid	(2,134)	(2,098)	(1,949)
Net Cash (Used in) Provided by Financing Activities	(14,604)	3,741	15,556
Net (Decrease) Increase in Cash and Cash Equivalents	(1,842)	(11,922)	10,152
Cash and Cash Equivalents at Beginning of Year	12,270	24,192	14,040
Cash and Cash Equivalents at End of Year	$10,428	$12,270	$24,192

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$8,671	$8,157	$5,173
Income taxes	1,465	1,614	1,668
Transfer of loans to foreclosed real estate	—	391	—

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005

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

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2007 and 2006, the Company had no trading securities.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. An impairment charge of $30,000 was recognized during the year ended December 31, 2007. No impairment charge was recognized during the years ended December 31, 2006 and 2005.

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

Foreclosed Real Estate

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

Recent Accounting Pronouncements

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company will adopt the requirements of FASB Statement No. 157 in its March 31, 2008 financial statements.

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption did not have a material impact on the Company’s financial statements.

(2)	Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $296,000 at December 31, 2007 and $5,652,000 at December 31, 2006. The reduction was due to the Bank instituting a deposit reclassification program as authorized by the Federal Reserve Bank.

(3)	Investment Securities

The amortized cost and estimated fair value of securities available for sale are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)

Government sponsored enterprises	$39,360	$113	$(191)	$39,282
Obligations of states and
political subdivisions	35,827	646	(95)	36,378
Mortgage-backed securities and
collateralized mortgage obligations	10,192	115	(70)	10,237
Total debt securities	85,379	874	(356)	85,897
Equity securities	5,928	262	(23)	6,167
Total securities available for sale	$91,307	$1,136	$(379)	$92,064

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)

Government sponsored enterprises	$54,351	$1	$(1,568)	$52,784
Obligations of states and
political subdivisions	39,152	629	(229)	39,552
Mortgage-backed securities and
collateralized mortgage obligations	6,428	—	(35)	6,393
Total debt securities	99,931	630	(1,832)	98,729
Equity securities	821	272	(34)	1,059
Total securities available for sale	$100,752	$902	$(1,866)	$99,788

Proceeds from sales of securities available for sale during 2007, 2006 and 2005 were $18,780,000, $1,713,000 and $4,782,000 respectfully. Gross gains and gross losses realized on sales and calls of securities were as follows:

	2007	2006	2005
	(In thousands)
Gross realized gains	$21	$12	$42
Gross realized losses	(40)	(16)	(36)
Impairment charge	(30)	—	—
Net security gains (losses)	$(49)	$(4)	$6

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2007, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)

Within one year	$5,781	$5,767
One to five years	34,313	35,004
Five to ten years	26,009	25,988
Over ten years	19,276	19,138
Total debt securities	$85,379	$85,897

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, FNMA and FHLMC. These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $39,250,000, and $46,790,000 at December 31, 2007 and 2006 respectively, were pledged to secure public funds on deposit and for other purposes.

The amortized cost and estimated fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
December 31, 2007:
Obligations of states and
political subdivisions	$6,320	$96	$(39)	$6,377

December 31, 2006:
Obligations of states and
political subdivisions	$9,445	$173	$(48)	$9,570

There were no sales of securities held to maturity in 2007, 2006 or 2005.

The amortized cost and estimated fair value of these securities at December 31, 2007, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations (in thousands).

	Amortized	Estimated
	cost	fair value

Within one year	$3,040	$3,038
One to five years	2,304	2,308
Five to ten years	352	362
Over ten years	624	669
Total	$6,320	$6,377

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 were as follows (in thousands):

December 31, 2007:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Available for sale:
Government sponsored
enterprises	$1,000	$—	$20,308	$191	$21,308	$191
Obligations of states and
political subdivisions	766	3	6,054	92	6,820	95
Mortgage-backed securities
and collateralized mortgage
obligations	—	—	1,176	70	1,176	70
	$1,766	$3	$27,538	$353	$29,304	$356

Equity securities	$192	$23	$—	$—	$192	$23

Held to maturity:
Obligations of states and
political subdivisions	$2,496	$8	$1,562	$31	$4,058	$39

December 31, 2006:

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Available for sale:
Government sponsored
enterprises	$6,966	$29	$44,817	$1,539	$51,783	$1,568
Obligations of states and
political subdivisions	1,414	4	10,462	225	11,876	229
Mortgage-backed securities
and collateralized mortgage
obligations	4,000	12	1,206	23	5,206	35
	$12,380	$45	$56,485	$1,787	$68,865	$1,832

Equity securities	$116	$34	$—	$—	$116	$34

Held to maturity:
Obligations of states and
political subdivisions	$3,600	$7	$1,626	$41	$5,226	$48

At December 31, 2007 there were 14 securities in a continual loss position for less than 12 months and 48 securities in a continual loss position for 12 months or more. Of the 14 securities in a continual loss position for less than 12 months, one was from government sponsored enterprises, eleven were obligations of states and political subdivisions and two were equity securities. Of the 48 securities in a continual loss position for 12 months or more, twelve were from government sponsored enterprises, 34 were obligations of states and political subdivisions, and two were mortgage-backed securities. None of the individual unrealized losses is significant.

The reduction in unrealized losses on securities at December 31, 2007 was the result of decreases in market interest rates. The contractual terms of the government sponsored enterprise securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired at December 31, 2007 and 2006. An impairment charge of $30,000 was recorded on an equity security for the year ended December 31, 2007.

(4)	Loans

The major classifications of loans are as follows at December 31:

	2007	2006
	(In thousands)

Real estate loans:
Residential	$99,157	$95,520
Commercial	82,637	82,987
Home equity	25,977	24,195
Farm land	3,883	3,726
Construction	5,531	6,087
	217,185	212,515

Other loans:
Commercial loans	26,431	28,106
Consumer installment loans	8,948	9,773
Other consumer loans	148	118
Agricultural loans	273	248
	35,800	38,245
Total loans	252,985	250,760
Allowance for loan losses	(3,352)	(3,516)
Total loans, net	$249,633	$247,244

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

Nonperforming loans are summarized as follows at December 31:

	2007	2006	2005
	(In thousands)

Nonaccrual loans	$3,761	$1,867	$2,922
Loans past due 90 days or more and still
accruing interest	883	13	—
Total nonperforming loans	$4,644	$1,880	$2,922

Nonaccrual loans had the following effect on interest income for the years ended December 31:

	2007	2006	2005
	(In thousands)

Interest contractually due at original rates	$162	$178	$169
Interest income recognized	(29)	(15)	(134)
Interest income not recognized	$133	$163	$35

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)

Balance at beginning of the year	$3,516	$3,615	$3,645
Provision (credit) for loan losses	(370)	90	180
Loans charged-off	(318)	(533)	(440)
Recoveries	524	344	230
Balance at end of year	$3,352	$3,516	$3,615

As of December 31, 2007 and 2006 there were $3,394,000 and $1,528,000 loans, respectively, which were considered to be impaired under SFAS No. 114 with no valuation allowance. As of December 31, 2007 and 2006 there were no loans which were considered impaired with a valuation allowance. Average impaired loans for the years ended December 31, 2007, 2006 and 2005 were $2,526,000, $1,797,000 and $0 respectively. There are no commitments to lend additional funds on the above noted non-performing loans.

The provision (credit) for loan losses was ($370,000) for the year ended December, 2007 compared to $90,000 for 2006. The Company recovered $441,000 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007. Despite the increase in the amount of non-performing loans, management has determined that all these loans remain well collateralized. Based on management’s comprehensive analysis of the loan portfolio, and that the company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

(5)	Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

	2007	2006
	(In thousands)

Land	$837	$387
Buildings and improvements	5,351	4,255
Furniture and fixtures	177	157
Equipment	4,007	3,703
	10,372	8,502
Less accumulated depreciation and amortization	(5,974)	(5,462)
Total premises and equipment, net	$4,398	$3,040

Depreciation and amortization expense was $628,000, $635,000, and $632,000 in 2007, 2006, and 2005, respectively.

(6)	Time Deposits

The following is a summary of time deposits at December 31, 2007 by remaining period to contractual maturity (in thousands):

Within one year	$84,468
One to two years	20,995
Two to three years	5,151
Three to four years	4,507
Four to five years	5,921
Total time deposits	$121,042

Time deposits of $100,000 or more totaled $37,813,000, $46,054,000, and $43,836,000 at December 31, 2007, 2006 and 2005 respectively. Interest expense related to time deposits over $100,000 was $1,590,000, $1,891,000 and $812,000 for 2007, 2006, and 2005, respectively.

Total time deposits include brokered time deposits obtained from the national market, which during 2007 averaged $8,493,000 and amounted to $5,052,000, or 1.69% of total deposits at December 31, 2007. Brokered time deposits in 2006 averaged $15,198,000 and amounted to $16,332,000, or 5.03% of total deposits at December 31, 2006. Brokered time deposits in 2005 averaged $1,110,000 and amounted to $15,034,000, or 4.82% of total deposits at December 31, 2005. The rates of interest paid on time deposits obtained from the national market averaged 4.73% during 2007, 4.97% during 2006 and 4.56% during 2005.

(7)	Federal Home Loan Bank Borrowings

The following is a summary of Federal Home Loan Bank (FHLB) advances outstanding at December 31:

	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Fixed rate advances maturing in 2007	$—		$5,000	4.12%
Fixed rate advances and securities sold under agreements to repurchase maturing in 2008	10,000	4.98	10,000	4.98
Securities sold under agreements to repurchase maturing in 2009	20,000	4.50	5,000	5.45
Total FHLB advances and securities sold under an agreement to repurchase	$30,000	4.69%	$20,000	4.88%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2007 and 2006 were $60.5 million and $55.0 million respectively, which satisfied the collateral requirements of the FHLB.

(8)	Short-Term Borrowings

Short-term borrowings at December 31, 2007 and 2006 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $39.4 million and $40.4 million as of December 31, 2007 and 2006, respectively. There were $5,100,000 in borrowings under the overnight program at December 31, 2007 at a rate of 3.63%; at December 31, 2006 borrowings totaled $500,000 at a rate of 5.63%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2007, the maximum month-end balance was $14.5 million, the average balance was $3.1 million, and the average interest rate was 4.98%. During 2006, the maximum month-end balance was $3.9 million, the average balance was $0.5 million, and the average interest rate was 5.74%. Short-term borrowings at December 31, 2007 and 2006 also included $409,000 and $403,000, respectively of demand notes.

(9)	Income Taxes

Income taxes for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
	(In thousands)

Current tax expense:
Federal	$1,302	$1,428	$2,094
State	43	169	302
Deferred tax (benefit)	(76)	(357)	(354)
Total income tax expense	$1,269	$1,240	$2,042

The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:

	2007		2006		2005
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	income	Amount	income	Amount	income
	(In thousands)

Tax at statutory rate	$1,885	34%	$2,102	34%	$2,641	34%
State taxes, net of Federal tax benefit	34	1	66	1	158	2
Tax-exempt interest	(611)	(11)	(684)	(11)	(661)	(9)
Interest expense allocated to tax-exempt securities	78	1	64	1	47	1
Net earnings from bank-owned life insurance	(164)	(3)	(144)	(2)	(160)	(2)
Other adjustments	47	1	(164)	(3)	17	0
Income tax expense	$1,269	23%	$1,240	20%	$2,042	26%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below:

	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,149	$1,221
Retirement benefits	1,788	1,708
Deferred compensation	94	115
Depreciation	502	454
Other	23	12
Total deferred tax assets	3,556	3,510

Deferred tax liabilities:
Prepaid expenses	(162)	(192)
Total deferred tax liabilities	(162)	(192)
Net deferred tax asset	$3,394	$3,318

In addition to the table above, the Company had the following deferred tax assets and liabilities in accumulated other comprehensive loss at December 31 are presented below:

	2007	2006
	(In thousands)

Deferred tax assets:
Pension benefits	$935	$1,410
Other retirement benefits	93	232
Unrealized loss on securities available for sale	—	386
Total deferred tax assets	1,028	2,028

Deferred tax liabilities:
Post retirement benefits	(27)	(139)
Unrealized gain on securities available for sale	(303)	—
Total deferred tax liabilities	(330)	(139)
Net deferred tax asset	$698	$1,889

In assessing the realizability of the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2007 and 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation requires an entity to analyze each tax position taken in its tax returns and determine the likelihood that that position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company adopted this Interpretation on January 1, 2007. The Company does not have any unrecognized tax benefits at December 31, 2007 or during the year ended December 31, 2007. No unrecognized tax benefits are expected to arise within the next twelve months.

(10)	Other Non-Interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)

Stationery and supplies	$254	$293	$237
Advertising expense	278	227	194
Director expenses	261	294	286
ATM and credit card processing fees	539	622	581
Professional services	721	623	674
Other expenses	1,300	1,169	1,295
Other non-interest expenses	$3,353	$3,228	$3,267

(11)	Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency (OCC). The OCC regulations require a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2007 and 2006, the Bank met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2007 and 2006 for the Bank compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:

			Required Ratios
			Minimum	Classification
	Actual		capital	as well
	Amount	Ratio	adequacy	capitalized
	(Dollars in thousands)
December 31, 2007:
Leverage (Tier 1) capital	$42,852	11.1%	4.0%	5.0%
Risk-based capital:
Tier 1	42,852	16.8	4.0	6.0
Total	46,035	18.1	8.0	10.0

December 31, 2006:
Leverage (Tier 1) capital	$42,477	10.7%	4.0%	5.0%
Risk-based capital:
Tier 1	42,477	16.2	4.0	6.0
Total	45,756	17.5	8.0	10.0

(12)	Stockholders’ Equity

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2007 totaled $4,652,000.

Stock Repurchase Plan

In April 2006, the Board of Directors approved a Stock Repurchase Program under which the company could repurchase up to 100,000 shares of outstanding stock. The Board of Directors approved an increase in the number of shares to 150,000 in July 2006. In March 2007 an additional 50,000 shares were authorized for a total of 200,000 under this program. During 2007 and 2006, 71,027 shares and 128,973 shares were purchased under this program. No shares remain authorized to be repurchased.

(13)	Comprehensive (Loss) Income

Comprehensive (loss) income represents the sum of net income and items of “other comprehensive (loss) income” which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefits plan, and the supplemental retirement plans. The Company has reported its comprehensive (loss) income for 2007, 2006, and 2005 in the consolidated statements of changes in stockholders’ equity.

The Company’s other comprehensive income (loss) consisted of the following components for the years ended December 31:

	2007	2006	2005
	(In thousands)
Net unrealized holding gains (losses) arising during the year, net of taxes (benefit) of $670 in 2007, ($78) in 2006, and ($502) in 2005	$1,005	$(117)	$(744)
Reclassification adjustment for net realized losses (gains) included in income, net of taxes (benefit) of ($19) in 2007, ($1) in 2006, and $2 in 2005	29	3	(4)
Amortization of pension and post retirement liabilities’ gains and losses, net of taxes of $502 in 2007	753	—	—
Minimum pension liability adjustment, net of taxes $103 in 2005	—	—	(155)
Other comprehensive income (loss)	$1,787	$(114)	$(903)

At December 31, 2007 and 2006, the components of accumulated other comprehensive loss are as follows:

	2007	2006
	(In thousands)

Supplemental executive retirement plan, net of taxes of $93 in 2007 and $232 in 2006	$(139)	$(348)
Postretirement benefits, net of tax benefit of $27 in 2007 and $139 in 2006	40	209
Defined benefit pension liability, net of taxes of $935 in 2007 and $1,410 in 2006	(1,402)	(2,115)
Net unrealized holding gains (losses), net of taxes (benefit) of $303 in 2007 and $(386) in 2006	455	(579)
Accumulated other comprehensive loss	$(1,046)	$(2,833)

(14)	Related Party Transactions

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

	2007	2006
	(In thousands)

Directors	$2,151	$1,048
Executive officers (nondirectors)	533	545
	$2,684	$1,593

During 2007, total advances to these directors and officers were $1,516,000 and total payments made on these loans were $425,000. These directors and officers had unused lines of credit with the Company of $450,000 and $919,000 at December 31, 2007 and 2006, respectively.

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

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2007 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $506,000 to its pension plan and $98,000 to its other postretirement benefit plan in 2008. Benefits, which reflect estimated future employee service, are expected to be paid as follows:

	Pension benefit	Postretirement benefit
	(In thousands)
2008	$364	$150
2009	403	157
2010	436	170
2011	577	193
2012	615	196
Years 2013-2017	4,135	1,243

The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of a September 30 measurement date and the other postretirement benefit plan as of a December 31 measurement date, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheets:

Obligations and Funded Status

	Pension benefit		Postretirement benefit
For the year ended	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation
Beginning of year	$9,187	$8,290	$2,751	$3,190
Service cost	418	437	143	174
Interest cost	521	474	156	169
Actuarial (gain) loss	(616)	234	238	(741)
Benefits paid	(374)	(248)	(63)	(59)
Contributions by plan participants	—	—	21	18
End of year	9,136	9,187	3,246	2,751
Changes in fair value of plan assets:
Beginning of year	5,877	5,382	—	—
Actual return on plan assets	804	286	—	—
Employer contributions	504	457	42	41
Contributions by plan participants	—	—	21	18
Benefits paid	(374)	(248)	(63)	(59)
End of year	6,811	5,877	—	—
Unfunded status at end of year, recognized in Other liabilites on the balance sheet	$(2,325)	$(3,310)	$(3,246)	$(2,751)

Amounts recognized in accumulated other comprehensive loss consists of:
Unrecognized actuarial (gain) loss	$2,175	$3,338	$(557)	$(321)
Unrecognized prior service cost	162	187	625	669
Net amount recognized	$2,337	$3,525	$68	$348

The accumulated benefit obligation for the pension plan was $7,230,000 and $7,147,000 at September 30, 2007 and 2006, respectively.

The components of the net periodic benefit cost for these plans were as follows:

	Pension benefit			Postretirement benefit
For the year ended December 31,	2007	2006	2005	2007	2006	2005
	(In thousands)
Net periodic benefit cost:
Service cost	$418	$437	$298	$143	$174	$166
Interest cost	520	474	408	156	169	176
Expected return on plan assets	(430)	(402)	(366)	—	—	—
Amortization of unrecognized transition (obligation) asset	—	(2)	(4)	—	—	—
Amortization of prior service cost	25	25	25	(45)	(45)	(45)
Recognized net actuarial loss	172	196	134	2	39	53
Net amount recognized	$705	$728	$495	$256	$337	$350

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 and $25,000, respectively. The estimated prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $45,000.

Assumptions used to determine benefit obligations for the pension plan as of a September 30 measurement date and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

	Pension benefits		Postretirement benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.65%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits		Postretirement benefits
	2007	2006	2007	2006

Discount rate	6.25%	5.65%	5.75%	5.35%
Expected long-term rate of return on plan assets	7.50	7.50	—	—
Rate of compensation increase	5.00	5.00	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan’s targeted allocation of assets.

The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2007 was 7.0%, declining gradually to 5.0% in 2010 and remaining at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2007 was 6.0%, declining gradually to 4.0% in 2010 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2007 by approximately $597,000 and the net periodic benefit cost for the year by approximately $71,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $462,000 and $54,000, respectively.

The Company’s pension plan asset allocation at September 30, 2007 and 2006, by asset category is as follows:

	2007	2006
Asset category:
Equity securities	64%	60%
Debt securities	35	31
Other	1	9
Total	100%	100%

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

The actual asset allocations at December 31, 2007 are consistent with the table above.

Directors Survival Insurance

The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $244,000 at December 31, 2007 and $295,000 at December 31, 2006 and are unfunded. The Company recorded an expense of $24,000, $22,000 and $58,000 relating to this plan during the years ended December 31, 2007, 2006 and 2005 respectively.

Bonus Plan

The Company maintains a program for full time employees. The benefits accrued under this plan totaled $50,000 at December 31, 2007 and $50,000 at December 31, 2006 and are unfunded. The Company recorded an expense of $622,000, $582,000 and $633,000 relating to this plan during the years ended December 31, 2007, 2006 and 2005 respectively.

Tax-Deferred Savings Plan

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $150,000, $145,000 and $161,000 in 2007, 2006 and 2005 respectively.

Supplemental Executive Retirement Plan

In 2004, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $1,131,000 at December 31, 2007 and $1,325,000 at December 31, 2006, and are unfunded. The Company recorded an expense of $191,000, $185,000 and $410,000 relating to this plan during the years ended December 31, 2007, 2006 and 2005 respectively.

Director Retirement Plan

In 2004, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $635,000 and $563,000 at December 31, 2007 and 2006 respectively, and are unfunded. The Company recorded an expense of $104,000, $224,000 and $152,000 relating to this plan during the years ended December 31, 2007, 2006 and 2005 respectively.

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

Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:

	2007	2006
	(In thousands)

Loan origination commitments and unused lines of credit:
Mortgage loans	$12,740	$9,346
Commercial loans	14,545	12,900
Home equity lines	10,938	12,383
Other revolving credit	2,563	3,432
	40,786	38,061
Standby letters of credit	1,753	1,175
	$42,539	$39,236

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,753,000 and $1,175,000 at December 31, 2007 and 2006, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2007 and 2006 was not significant.

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

The following is a summary of the net carrying values and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2007		2006
	Net		Net
	carrying	Estimated	carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)		(In thousands)

Financial assets:
Cash and cash equivalents	$10,428	$10,428	$12,270	$12,270
Securities available for sale	92,064	92,064	99,788	99,788
Securities held to maturity	6,320	6,377	9,445	9,570
Loans, net	249,633	250,554	247,244	247,759
Accrued interest receivable	2,119	2,119	2,441	2,441
FHLB stock	2,998	2,998	2,296	2,296

Financial liabilities:
Demand deposits (non-interest-bearing)	62,143	62,143	64,974	64,974
Interest-bearing deposits	237,099	236,764	260,099	259,575
Short-term debt	5,509	5,509	903	903
Federal Home Loan Bank borrowings	30,000	30,019	20,000	19,930
Accrued interest payable	548	548	604	604

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

Other Financial Instruments

The fair values of cash and cash equivalents, FHLB stock, accrued interest receivable, accrued interest payable and short-term debt approximated their carrying amounts at December 31, 2007 and 2006.

The fair values of the agreements to extend credit described in note 16 are estimated based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2007 and 2006, the fair values of these financial instruments approximated the related carrying values which were not significant.

(18)	Condensed Parent Company Financial Statements

The following are the condensed parent company only financial statements for Jeffersonville Bancorp:

Balance Sheets

	December 31
	2007	2006
	(In thousands)

Assets
Cash	$56	$10
Securities available for sale	977	1,017
Investment in subsidiary	41,662	39,502
Premises and equipment, net	1,127	839
Other assets	230	4
Total Assets	$44,052	$41,372

Liablities and Stockholders’ Equity
Liabilities	$94	$97
Stockholders’ equity	43,958	41,275
Total Liabilities and Stockholders’ Equity	$44,052	$41,372

Statements of Income

	Years ended December 31
	2007	2006	2005
	(In thousands)

Dividend income from subsidiary	$4,175	$4,787	$1,800
Dividend income on securities available for sale	34	34	29
Rental income from subsidiary	—	—	235
Recognized loss on securities	(29)	—	—
Other non-interest income	2	3	11
	4,182	4,824	2,075
Occupancy and equipment expenses	120	121	116
Other non-interest expenses	162	131	108
	282	252	224
Income before income taxes and undistributed income of subsidiary	3,900	4,572	1,851
Income tax expense	—	—	33
Income before undistributed income of subsidiary	3,900	4,572	1,818
Equity in undistributed income of subsidiary	375	371	3,907
Net Income	$4,275	$4,943	$5,725

Statements of Cash Flows

	Years ended December 31
	2007	2006	2005
	(In thousands)

Operating activities:
Net income	$4,275	$4,943	$5,725
Equity in undistributed income of subsidiary	(375)	(371)	(3,907)
Depreciation and amortization	62	62	62
Net security loss	29	—	—
Other adjustments, net	(229)	—	32

Net Cash Provided by Operating Activities	3,762	4,634	1,912
Investing activities:
Proceeds from calls of securities available for sale	13	—	3
Purchase of securities available for sale	—	—	(170)
Purchases of premises and equipment	(350)	—	—

Cash Provided (Used) by Investing Activities	(337)	—	(167)
Financing activities:
Purchases of treasury stock	(1,245)	(2,614)	—
Cash dividends paid	(2,134)	(2,098)	(1,949)
Net Cash Used in Financing Activities	(3,379)	(4,712)	(1,949)
Net (Decrease) Increase in Cash	46	(78)	(204)
Cash at Beginning of Year	10	88	292
Cash at End of Year	$56	$10	$88

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2006, the Company dismissed its independent accountants, KPMG, LLP and appointed Beard Miller Company LLP (BMC) as its new independent accountants, each effective immediately. The Company filed a Current Report on form 8K on June 16, 2006 in connection with this change.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2007. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2007

ITEM 9B. OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2007 fiscal year end, in the Election of Directors section, the Management section, the Executive Compensation And Other Information section, and the corporate governance disclosures which sections is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2008 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2008 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2008 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2008 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The consolidated financial statements and schedules of the Company and Bank are included in item 8 of Part II.

(a) 2.	All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

	3.1	Certificate of Incorporation of the Company (Incorporation by Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement, effective June 29, 1991)

	3.2	The Amended and Restated Bylaws of the Company (Incorporated by Reference to Exhibit 3.1 to From 8-K filed on December 31, 2007)

	4.1	Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

	21.1	Subsidiaries of the Company

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	906 certification of Chief Executive Officer

	32.2	906 certification of Chief Financial Officer

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

Dated: March 17, 2008	By:	/s/ Raymond Walter	By:	/s/ Charles E. Burnett
		Chief Executive Officer		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth C. Klein	Chairman-Director	March 17, 2008
Kenneth C. Klein

/s/ Raymond Walter	Chief Executive Officer	March 17, 2008
Raymond Walter	President-Director

/s/ John K. Gempler	Secretary-Director	March 17, 2008
John K. Gempler

/s/ John W. Galligan	Director	March 17, 2008
John W. Galligan

/s/ Douglas A. Heinle	Director	March 17, 2008
Douglas A. Heinle

/s/ Donald L. Knack	Director	March 17, 2008
Donald L. Knack

/s/ James F. Roche	Director	March 17, 2008
James F. Roche

/s/ Edward T. Sykes	Director	March 17, 2008
Edward T. Sykes

/s/ Earle A. Wilde	Director	March 17, 2008
Earle A. Wilde