Form 10-Q
period 2008-03-31
JEFFERSONVILLE BANCORP
filed 2008-05-12
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2008
Common Stock, $0.50 par value per share	4,234,321 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share and per share data)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$15,794	$10,428
Securities available for sale, at fair value	92,012	92,064
Securities held to maturity, estimated fair value of $6,128 at March 31, 2008 and $6,377 at December 31, 2007	5,974	6,320
Loans, net of allowance for loan losses of $3,237 at March 31, 2008 and $3,352 at December 31, 2007	250,125	249,633
Accrued interest receivable	2,154	2,119
Premises and equipment, net	4,419	4,398
Federal Home Loan Bank stock	2,768	2,998
Bank-owned life insurance	14,269	14,132
Other assets	5,362	5,338
Total Assets	$392,877	$387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$63,337	$62,143
NOW and super NOW accounts	32,706	28,046
Savings and insured money market deposits	86,890	88,011
Time deposits	125,965	121,042
Total Deposits	308,898	299,242

Federal Home Loan Bank borrowings	30,000	30,000
Short-term debt	357	5,509
Other liabilities	9,021	8,721
Total Liabilities	348,276	343,472

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	41,353	41,104
Accumulated other comprehensive loss	(652)	(1,046)
Total Stockholders’ Equity	44,601	43,958
Total Liabilities and Stockholders’ Equity	$392,877	$387,430

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except for per share data)

	For the three months ended March 31,
	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,610	$4,647
Securities:
Taxable	655	770
Tax-exempt	556	488
Federal funds sold and other	18	46
Total Interest and Dividend Income	5,839	5,951

INTEREST EXPENSE
Deposits	1,638	1,946
Federal Home Loan Bank borrowings	323	243
Other	14	8
Total Interest Expense	1,975	2,197

Net interest income	3,864	3,754
Provision (credit) for loan losses	—	(370)
Net Interest Income After Provision (Credit) for Loan Losses	3,864	4,124

NON-INTEREST INCOME
Service charges	440	462
Earnings on bank-owned life insurance	137	126
Net security gains (losses)	14	(7)
Foreclosed real estate income (loss), net	(2)	9
Other non-interest income	233	276
Total Non-Interest Income	822	866

NON-INTEREST EXPENSES
Salaries and employee benefits	1,941	1,955
Occupancy and equipment expenses	519	488
Other non-interest expenses	915	886
Total Non-Interest Expenses	3,375	3,329

Income before income tax expense	1,311	1,661
Income tax expense	257	402
Net Income	$1,054	$1,259

Basic earnings per common share	$0.25	$0.29

Average common shares outstanding	4,234	4,296

Cash dividends declared per share	$0.13	$0.12

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$1,054	$1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	—	(370)
Depreciation and amortization	128	144
Net earnings on bank-owned life insurance	(137)	(126)
Net security losses (gains)	(14)	7
Deferred income tax benefit	(153)	(286)
Increase in accrued interest receivable	(35)	(71)
(Increase) decrease in other assets	(132)	1,064
Increase in other liabilities	65	682
Net Cash Provided by Operating Activities	776	2,303

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	7,087	3,971
Securities held to maturity	496	329
Proceeds from sales of securities available for sale	3,869	5,000
Purchases:
Securities available for sale	(10,255)	—
Securities held to maturity	(150)	(572)
Net (purchase) sale of FHLB stock	230	—
Disbursement for loan originations, net of principal collections	(492)	2,141
Net purchases of premises and equipment	(149)	(448)
Net Cash Provided by Investing Activities	636	10,421

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	9,656	(1,347)
Net decrease in short-term borrowings	(5,152)	(491)
Purchases of treasury stock	—	(513)
Cash dividends paid	(550)	(516)
Net Cash Provided (Used) by Financing Activities	3,954	(2,867)
Net Increase in Cash and Cash Equivalents	5,366	9,857
Cash and Cash Equivalents at Beginning of Year	10,428	12,270
Cash and Cash Equivalents at End of Period	$15,794	$22,127

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,766	$2,141
Income taxes	—	290
Transfer of loans to foreclosed real estate	—	—

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

A.  Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2008 and December 31, 2007, the results of operations and the cash flows for the three month periods ended March 31, 2008 and 2007. Certain reclassifications have been made in order to conform with the current year’s presentation. All adjustments are normal and recurring. First quarter results are not indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2007 Annual Report on Form 10-K.

B. Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended March 31, 2008 and 2007, the weighted average common shares outstanding were 4,234,321 and 4,295,892 respectively. There were no dilutive securities outstanding during any of the periods.

C. Comprehensive Income

The following tables show comprehensive income for the three month periods ended March 31, 2008 and 2007, and for the year ended December 31, 2007, dollars shown in thousands.

	Three months ended March 31, 2008	Three months ended March 31, 2007	Year ended December 31, 2007

Net Income	$1,054	$1,259	$4,275

Other Comprehensive Income:
Net unrealized holding gains arising during the period, net of tax (pretax amount of $648, $350 and $1,675 respectively)	389	210	1,005
Reclassification adjustment for net (gain) loss realized in net income during the period, net of tax (pretax amount of $(14), $7 and $48 respectively)	(8)	4	29
Amortization of pension and post retirement liabilities, net of tax (pretax amount of $ 22, $126 and $1,255 respectively)	13	76	753
Other comprehensive income	394	290	1,787

Total comprehensive income	$1,448	$1,549	$6,062

D. New Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption resulted in a $255,000 cumulative effect adjustment to opening retained earnings in 2008. The adoption will have a minimal impact on current and future earnings, with an expected effect on earnings for the year ending December 31, 2008 to be $4,000.

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

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company has no transactions that would be covered by this pronouncement.

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

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In December 2007, the FASB issued FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the requirements of FASB Statement No. 157 in its March 31, 2008 financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated financial statement.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company does not expect FASB 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not hold derivative instruments or perform hedging activities that would be impacted by this pronouncement.

E. Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2007 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended March 31, 2008 and 2007, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2008	2007	2008	2007

Service cost	$98	$109	$36	$36
Interest cost	140	129	46	39
Expected return on plan assets	(129)	(112)	—	—
Amortization of prior service cost	—	—	(11)	(12)
Amortization of transition (asset) obligation	6	6	—	—
Recognized net actuarial loss	23	43	3	1

Net periodic benefit cost	$138	$175	$74	$64

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expected to contribute $506,000 to its pension plan and $98,000 to its other postretirement benefits plan in 2008. As of March 31, 2008, a contribution of $127,000 was made to the pension plan and $24,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2008 will be made.

F. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,772,000 at March 31, 2008 and $1,753,000 at December 31, 2007 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2008 was insignificant.

G. Fair Values of Financial Instruments

On January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 applies to all financial instruments that are measured on a fair value basis. As defined by SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. The following fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories.

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows shown in thousands:

	Carrying amount March 31, 2008	Level 1	Level 2	Level 3
Securities available for sale	$92,012	$—	$92,012	$—
Loans	2,464	—	—	2,464
Foreclosed assets	35	—	—	35
Total	$94,535	$—	$92,012	$2,523

The following valuation techniques were used to the measure fair value of assets in the table above on a recurring basis as of March 31, 2008.

Securities available for sale – The majority of the Company’s available for sales securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

Loans – Loans included in the above table are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties, or discounted cash flows based upon the expected process. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed assets – Fair value for foreclosed assets are based on independent third party appraisals of the properties. These values were determined in accordance with the appraisal regulation of Title XI of the Financial Institutions Reform, Recovery and Enforcements Act and in conformity with the Uniform Standards of Professional Appraisal Practice.

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. As of March 31, 2008, there were no assets or liabilities whose carrying values were re-measured at fair value.

As of March 31, 2008, total unrealized losses on securities available for sale totaled $185,000 and are included in accumulated other comprehensive loss on the balance sheet. The Company received payments on impaired loans and other credits of $1,774,000 and added $844,000 in additional impaired loans in the quarter ended March 31, 2008. There was no change in foreclosed assets during the quarter.

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

A. Overview – Financial Condition

During the period from December 31, 2007 to March 31, 2008, total assets increased $5,447,000 or 1.4%. The increase was due to $6,000,000 in federal funds sold and a $492,000 or 0.2% increase net loans, partially offset by a $398,000 or 4.0% decrease in investment securities and $230,000 or 7.7% decrease in Federal Home Loan Bank stock. Lower cost long-term borrowings were secured in anticipation of future loan growth and repayment of higher rate borrowings in the second quarter.

Total deposits increased from $299,242,000 at December 31, 2007 to $308,898,000 at March 31, 2008, an increase of $9,656,000 or 3.2%. NOW and super NOW accounts increased $4,660,000 or 16.6% and time deposits increased $4,923,000 or 4.1% mostly due to seasonal influences, the Bank’s enhanced sales initiative, and diminished interest rate competition for deposits. Demand deposits increased $1,194,000 to $63,337,000 at March 31, 2008, an increase of 1.9%. Short-term debt decreased $5,152,000 primarily due to the repayment of federal funds purchased of $5 million funded by deposit growth.

Total stockholders’ equity increased $643,000 or 1.5% from $43,958,000 at December 31, 2007 to $44,601,000 at March 31, 2008. This increase was the result of net income of $1,054,000 and a $394,000 decrease in accumulated other comprehensive loss, less cash dividends of $550,000 and the cumulative effect of adopting EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in the amount of $255,000.

Loan Portfolio Composition, dollars in thousands:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$98,884	39.1%	$99,157	39.2%
Commercial	83,937	33.1	82,637	32.7
Home Equity	25,922	10.2	25,977	10.3
Farm land	3,842	1.5	3,883	1.5
Construction	5,124	2.0	5,531	2.2
	217,709	85.9	217,185	85.9
OTHER LOANS
Commercial loans	26,335	10.4	26,431	10.4
Consumer installment loans	8,874	3.5	8,948	3.5
Other consumer loans	129	0.1	148	0.1
Agricultural loans	315	0.1	273	0.1
	35,653	14.1	35,800	14.1
Total loans	253,362	100.0%	252,985	100.0%
Allowance for loan losses	(3,237)		(3,352)
Total loans, net	$250,125		$249,633

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. While a (credit) for loan losses of ($370,000) was recorded for the three months ended March 31, 2007, no provision was provided for in the first quarter of 2008. Total charge-offs for the three month period ended March 31, 2008 were $153,000 compared to $64,000 for the same period in the prior year, and recoveries were $38,000 and $415,000 for the period ended March 31, 2008 and 2007, respectively. The amounts represent net recoveries of $351,000 in the first quarter of 2007 versus net charge-offs of $115,000 for the first quarter of 2008. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods ended, dollars in thousands:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Year ended December 31, 2007

Balance at beginning of period	$3,352	$3,516	$3,516
Provision (credit) for loan losses	—	(370)	(370)
Loans charged-off	(153)	(64)	(318)
Recoveries	38	415	524
Balance at ending of period	$3,237	$3,497	$3,352

Annualized net charge-offs (recoveries) as a percentage of Average outstanding loans	0.18%	(0.4)%	0.08%
Allowance for loan losses to:
Total loans	1.28%	1.40%	1.32%
Total non-performing loans	115.6%	144.9%	72.2%

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

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	March 31, 2008	December 31, 2007
Nonaccrual loans	$2,751	$3,761
Loans past due 90 days or more and still accruing interest	50	883
Total nonperforming loans	$2,801	$4,644
Non-performing loans as a percentage of total loans	1.11%	1.84%

As of March 31, 2008, there were $2,464,000, and $3,394,000 as of December 31, 2007 of loans which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114.

D. Capital

Under the Federal Reserve risk-based capital rules, the Bank’s Tier I risk-based capital was 16.4% and total risk-based capital was 17.7% of risk-weighted assets at March 31, 2008. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 11.2% at March 31, 2008 is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of March 31, 2008, dollars in thousands:

As of March 31,	2008

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$43,129

TIER II CAPITAL
Allowance for loan losses (1)	3,257
Total risk-based capital	$46,386
Risk-weighted assets	$262,786
Average assets	$384,844

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.4%
Total risk-based capital (minimum 8.0%)	17.7%
Leverage (minimum 4.0%)	11.2%

1 For Federal Reserve risk-based capital rule purposes: the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.

CONSOLIDATED AVERAGE BALANCE SHEET
March 31, 2008 Year to Date
(Fully Taxable Equivalent)
Dollars in thousands

	Average	Interest	Average
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$52,624	$651	4.95%
Tax exempt securities (2)	47,336	820	6.93%
Total securities	99,960	1,471	5.89%
Short-term investments	2,445	18	2.94%
Loans
Real estate mortgages	185,467	3,245	7.00%
Home equity loans	25,955	434	6.69%
Time and demand loans	24,902	460	7.39%
Installment and other loans	18,146	471	10.38%
Total loans(3)	254,470	4,610	7.25%
Total interest earning assets	356,875	6,099	6.84%
Other assets	31,917
Total assets	$388,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,339	41	0.49%
Savings and insured money market deposits	84,121	270	1.28%
Time deposits	124,899	1,327	4.25%
Total interest bearing deposits	242,359	1,638	2.70%
Federal funds purchased and other short-term debt	1,329	14	4.21%
Long-term debt	30,000	323	4.31%
Total interest bearing liabilities	273,688	1,975	2.89%
Demand deposits	61,913
Other liabilities	8,917
Total liabilities	344,518
Stockholders’ equity	44,274
Total liabilities and stockholders’ equity	$388,792
Net interest income – tax effected		4,124
Less: Tax gross up on exempt securities		(260)
Net interest income per statement of income		$3,864
Net interest spread			3.95%
Net interest margin(4)			4.62%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are effected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
March 31, 2007 Year to Date
(Fully Taxable Equivalent)
Dollars in thousands

	Average	Interest	Average
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$62,541	$770	4.92%
Tax exempt securities(2)	48,224	740	6.14%
Total securities	110,765	1,510	5.45%
Short-term investments	3,985	46	4.62%
Loans
Real estate mortgages	182,928	3,167	6.93%
Home equity loans	24,277	411	6.77%
Time and demand loans	25,848	596	9.22%
Installment and other loans	17,151	473	11.03%
Total loans(3)	250,204	4,647	7.43%
Total interest earning assets	364,954	6,203	6.80%
Other assets	32,877
Total assets	$397,831

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$36,131	45	0.50%
Savings and insured money market deposits	103,914	605	2.33%
Time deposits	126,110	1,296	4.11%
Total interest bearing deposits	266,155	1,946	2.92%
Federal funds purchased and other short-term debt	502	8	6.37%
Long-term debt	20,000	243	4.86%
Total interest bearing liabilities	286,657	2,197	3.07%
Demand deposits	59,319
Other liabilities	10,539
Total liabilities	356,515
Stockholders’ equity	41,316
Total liabilities and stockholders’ equity	$397,831
Net interest income – tax effected		4,006
Less: Tax gross up on exempt securities		(252)
Net interest income per statement of income		$3,754
Net interest spread			3.73%
Net interest margin(4)			4.39%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are effected using a 34% tax rate.
3 For purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Three months ended March 31,
	2008 compared to 2007
	increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities	$(147)	$108	$(39)
Short-term investments	(18)	(10)	(28)
Loans	79	(116)	(37)
Total interest income	(86)	(18)	(104)

INTEREST EXPENSE
NOW and Super NOW deposits	(3)	(1)	(4)
Savings and insured money market deposits	(115)	(220)	(335)
Time deposits	(12)	43	31
Federal funds purchased and other short-term debt	13	(7)	6
Long-term debt	122	(42)	80
Total interest expense	5	(227)	(222)
Net interest income	$(91)	$209	$118

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

For the three months ended March 31, 2008, a total of $5.4 million in cash was generated. Operating activities accounted for $776,000 of the increase, while cash provided from investing activities and financing activities were $636,000 and $3,954,000 respectively. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or more at March 31, 2008, dollars in thousands:

Deposits
Due three months or less	$10,691
Over three months through six months	15,176
Over six months though twelve months	7,100
Over twelve months	9,653
$42,620

E.  Results of Operations

Net income for the first three months of 2008 decreased $205,000 to $1,054,000 compared to $1,259,000 for the same period in 2007. Net interest income after provision (credit) for loan losses decreased $260,000 to $3,864,000 or 6.3%. Net interest income increased $110,000 or 2.9% due to the improved interest rate spread with interest expense on deposits down $308,000. Partially offsetting this was higher interest expense due to increased long-term borrowings with Federal Home Loan Bank for an $80,000 increase, and a $115,000 decrease in interest income on taxable securities resulting from lower investment holdings for the three months ended March 31, 2008 over the same period in 2007. Offsetting the increased interest income was a $370,000 reduction in provision (credit) for loan losses. A $441,000 loan loss recovery in the first quarter of 2007 enabled the Company to record a credit for loan losses of $370,000.

Tax equivalent net interest income increased $118,000 or 2.9% in the first three months of 2008 compared to the same period in 2007, primarily due to an improved interest rate environment. The overall net interest margin increased 23 basis points from 4.39% in the first quarter of 2007 to 4.62% in the first quarter of 2008. Interest expense decreased $222,000 or 18 basis points primarily in saving and insured money market deposits, with these deposit interest expense rates decreasing $335,000 or 105 basis points. With interest rates dropping substantially in the last several months, deposit products were re-priced resulting in a 22 basis point decrease in the cost on interest bearing deposits for the three month period ended March 31, 2008 as compared to the same period in 2007. Even though the amount of average interest earning assets decreased by $104,000 there was a 4 basis point increase from 6.80% in 2007 to 6.84% for the period ended March 31, 2008, in the rate earned on interest earning assets. Repositioning the investment security portfolio between taxable and tax exempt securities yielded a 44 basis point increase on a $10,805,000 or 9.8% decrease in average investment holdings, netting a $39,000 decrease in earnings.

The total average balance for earning assets was $364,954,000 for the three month period ended March 31, 2007 compared to $356,875,000 for the same three month period in 2008, a decrease of $8,079,000 or 2.2%. A decrease in average investment securities of $10,805,000, was offset partially by an increase in average loans of $4,266,000 or 1.7% from March 31, 2007 to March 31, 2008. Average short-term investments decreased $1,540,000 and 167 basis points due to federal funds rate reduction by the Federal Reserve Bank. The cash proceeds are earmarked to reduce pending liability maturities. The yield on short-term investments, which are comprised primarily of Federal funds sold decreased $28,000 or 168 basis points from 4.62% to 2.94% for the period ended March 31, 2008 as compared to the prior year. The yield on the total average loan portfolio decreased by 18 basis points in the quarter ended March 31, 2008 compared to the first quarter of 2007. The average yield on real estate mortgage loans which compromise a major portion of the loan portfolio, increased 7 basis points for the three month period primarily due to an increase in higher yielding commercial non-farm non-residential loans and customers’ aversion to adjustable rate mortgage products. Average time and demand loans had a 183 basis point decrease to 7.39% at March 31, 2008 due to lower interest rates as compared to March 31, 2007.

The provision (credit) for loan losses was ($370,000) for the three months ended March 31, 2007, a decrease of $370,000 compared to no provision for the three months ended March 31, 2008. The provision for loan losses was decreased by $370,000 in the first quarter of 2007 due mainly to the $441,000 recovery previously mentioned and loans continuing to be well secured.

Non-interest income was $822,000 for the first three months of 2008 compared to $866,000 for the same period in 2007, a decrease of $44,000 or 5.1%. This decrease was primarily due to a decrease in other non-interest income of reduced credit fees.

Non-interest expenses were $3,375,000 for the first three months of 2008 compared to $3,329,000 for the same period in 2007, an increase of $46,000 or 1.4 % of which the largest component was occupancy and equipment expense which increased due to higher vendor expenses and real estate taxes on the new branch location. Other non-interest expense increased $29,000 due to consulting fees for business continuity planning and the regulatory risk assessment audit.

Income tax expense was $257,000 for the three month period ended March 31, 2008 compared to $402,000 for the corresponding period in 2007, a decrease of $145,000 or 36.1%. The Company’s effective tax rates were 19.6% and 24.2% for the three month periods ended March 31, 2008 and 2007, respectively. This decrease was primarily due to tax exempt income being a larger component of pretax income in 2008 versus 2007.

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

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2007. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4.	CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	Not applicable
(b)	Not applicable
(c)	Not applicable
(d)	Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Written Statement of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Written Statement of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSONVILLE BANCORP
(Registrant)

/s/ Raymond Walter
Raymond Walter
President and Chief Executive Officer

/s/ Charles E. Burnett
Charles E. Burnett
Chief Financial Officer and Treasurer

May 12, 2008