Form 10-Q
period 2008-06-30
JEFFERSONVILLE BANCORP
filed 2008-08-11
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-19212

JEFFERSONVILLE BANCORP
(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4864 State Route 52, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

(845) 482-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common Stock, $0.50 par value per share	4,234,321 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$9,502	$10,428
Securities available for sale, at fair value	91,441	92,064
Securities held to maturity, estimated fair value of $6,034 at June 30, 2008 and $6,377 at December 31, 2007	5,942	6,320
Loans, net of allowance for loan losses of $3,217 at June 30, 2008 and $3,352 at December 31, 2007	257,105	249,633
Accrued interest receivable	1,984	2,119
Premises and equipment, net	4,457	4,398
Federal Home Loan Bank stock	2,953	2,998
Bank-owned life insurance	14,381	14,132
Foreclosed real estate	1,283	35
Other assets	5,896	5,303
Total Assets	$394,944	$387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$65,478	$62,143
NOW and super NOW accounts	29,940	28,046
Savings and insured money market deposits	86,319	88,011
Time deposits	124,789	121,042
Total Deposits	306,526	299,242

Federal Home Loan Bank borrowings	30,000	30,000
Short-term debt	4,803	5,509
Other liabilities	9,313	8,721
Total Liabilities	350,642	343,472

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465	(4,967)	(4,967)
Retained earnings	42,003	41,104
Accumulated other comprehensive loss	(1,601)	(1,046)
Total Stockholders’ Equity	44,302	43,958
Total Liabilities and Stockholders’ Equity	$394,944	$387,430

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	For the three months ended June 30,
	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,525	$4,623
Securities:
Taxable	651	688
Tax exempt	528	423
Federal funds sold	11	57
Total Interest and Dividend Income	5,715	5,791

INTEREST EXPENSE
Deposits	1,452	1,913
Federal Home Loan Bank borrowings	316	225
Other	8	7
Total Interest Expense	1,776	2,145

Net interest income	3,939	3,646
Provision for loan losses	40	—
Net Interest Income After Provision for Loan Losses	3,899	3,646

NON-INTEREST INCOME
Service charges	461	457
Earnings on bank-owned life insurance	112	105
Net security gains (losses)	51	(31)
Foreclosed real estate loss, net	(52)	(1)
Other non-interest income	297	270
Total Non-Interest Income	869	800

NON-INTEREST EXPENSES
Salaries and employee benefits	1,851	1,881
Occupancy and equipment expenses	559	534
Other non-interest expenses	820	679
Total Non-Interest Expenses	3,230	3,094

Income before income tax expense	1,538	1,352
Income tax expense	337	364
Net Income	$1,201	$988

Basic earnings per common share	$0.28	$0.23

Average common shares outstanding	4,234	4,270

Cash dividends declared per share	$0.13	$0.12

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except share and per share data)

	For the six months ended June 30,
	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$9,135	$9,270
Securities:
Taxable	1,302	1,455
Tax exempt	1,088	911
Federal funds sold	29	106
Total Interest and Dividend Income	11,554	11,742

INTEREST EXPENSE
Deposits	3,090	3,859
Federal Home Loan Bank borrowings	639	467
Other	22	16
Total Interest Expense	3,751	4,342

Net interest income	7,803	7,400
Provision (credit) for loan losses	40	(370)
Net Interest Income After Provision (Credit) for Loan Losses	7,763	7,770

NON-INTEREST INCOME
Service charges	901	919
Earnings on bank-owned life insurance	249	231
Net security gains (losses)	65	(38)
Foreclosed real estate income (loss), net	(54)	8
Other non-interest income	530	546
Total Non-Interest Income	1,691	1,666

NON-INTEREST EXPENSES
Salaries and employee benefits	3,792	3,836
Occupancy and equipment expenses	1,078	1,022
Other non-interest expenses	1,735	1,565
Total Non-Interest Expenses	6,605	6,423

Income before income tax expense	2,849	3,013
Income tax expense	594	766
Net Income	$2,255	$2,247

Basic earnings per common share	$0.53	$0.52

Average common shares outstanding	4,234	4,283

Cash dividends declared per share	$0.26	$0.24

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$2,255	$2,247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	40	(370)
Depreciation and amortization	326	308
Net earnings on bank-owned life insurance	(249)	(231)
Deferred income tax benefit	(153)	(231)
Net security (gains) losses	(65)	38
Decrease in accrued interest receivable	135	262
(Increase) decrease in other assets	(62)	1,105
Increase (decrease) in other liabilities	377	(157)
Net Cash Provided by Operating Activities	2,604	2,971

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	13,567	6,697
Securities held to maturity	718	3,652
Proceeds from sales of securities available for sale	4,039	6,385
Purchases:
Securities available for sale	(17,885)	(8,774)
Securities held to maturity	(340)	(607)
Disbursement for loan originations, net of principal collections	(8,766)	(248)
Purchase of Federal Home Loan Bank stock	(905)	(22)
Proceeds from sale of Federal Home Loan Bank stock	950	225
Net purchases of premises and equipment	(385)	(518)
Net Cash (Used in) Provided by Investing Activities	(9,007)	6,790

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,284	(7,871)
Federal Home Loan Bank borrowings	10,000	—
Repayments of Federal Home Loan Bank borrowings	(10,000)	(5,000)
Net increase (decrease) in short-term borrowings	(706)	2,098
Purchases of treasury stock	—	(902)
Cash dividends paid	(1,101)	(1,030)
Net Cash Provided by (Used in) Financing Activities	5,477	(12,705)
Net Decrease in Cash and Cash Equivalents	(926)	(2,944)
Cash and Cash Equivalents at Beginning of Year	10,428	12,270
Cash and Cash Equivalents at End of Period	$9,502	$9,326

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$3,865	$4,244
Income taxes	—	805
Transfer of loans to foreclosed real estate	1,254	—

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

A.  Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2008 and December 31, 2007, the results of operations for the three month and six month periods ended June 30, 2008 and 2007, and the cash flows for the six month periods ended June 30, 2008 and 2007. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. Second quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2007 Annual Report on Form 10-K.

B. Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended June 30, 2008 and 2007, the weighted average common shares outstanding were 4,234,321 and 4,269,920 respectively. For the six month periods ended June 30, 2008 and 2007, the weighted average common shares outstanding were 4,234,321 and 4,282,938 respectively. There were no dilutive securities during any of the periods.

C. Comprehensive Income

The following tables show comprehensive income for the three and six month periods ended June 30, 2008 and 2007, dollars shown in thousands.

	Three Months Ended		Six Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net Income	$1,201	$988	$2,255	$2,247

Other Comprehensive Income:
Net unrealized holding losses arising during the period, net of tax benefit of $620, $567, $361, and $426, respectively	(930)	(850)	(541)	(639)
Reclassification adjustment for net (gain) loss realized in net income during the period, net of tax (benefit) of $20, ($12), $26, and ($15), respectively	(31)	19	(39)	23
Amortization of pension and post retirement liabilities, net of tax of $8, $19, $17 and $39, respectively	12	30	25	59
Other comprehensive income on FAS 87 liabilities, net of tax of $31 and $61, respectively	—	46	—	92
Other comprehensive loss	(949)	(755)	(555)	(465)

Total comprehensive income	$252	$233	$1,700	$1,782

The following table shows the components of accumulated other comprehensive loss at June 30, 2008 and December 31, 2007, dollars shown in thousands:

	June 30,	December 31,
	2008	2007
Supplemental executive retirement plan, net of tax of $92 and $93, respectively	$(138)	$(139)
Postretirement benefits, net of tax benefit of $21 and $27, respectively	31	40
Defined benefit pension liability, net of tax of $912 and $935, respectively	(1,368)	(1,402)
Net unrealized holding losses, net of tax (benefit) of $84 and ($303), respectively	(126)	455
Accumulated other comprehensive loss	$(1,601)	$(1,046)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

E. Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2007 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended June 30, 2008 and 2007, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2008	2007	2008	2007

Service cost	$88	$109	$37	$35
Interest cost	139	128	46	39
Expected return on plan assets	(127)	(113)	—	—
Amortization of prior service cost	6	6	(11)	(10)
Recognized net actuarial loss	18	44	3	—

Net periodic benefit cost	$124	$174	$75	$64

For the six months ended June 30, 2008 and 2007, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2008	2007	2008	2007

Service cost	$186	$218	$73	$71
Interest cost	279	257	92	78
Expected return on plan assets	(256)	(225)	—	—
Amortization of prior service cost	12	12	(22)	(22)
Recognized net actuarial loss	41	87	6	1

Net periodic benefit cost	$262	$349	$149	$128

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expected to contribute $506,000 to its pension plan and $98,000 to its other postretirement benefits plan in 2008. As of June 30, 2008, $227,000 of contributions were made to the pension plan and $43,000 of contributions were made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2008 will be made.

F. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,538,000 at June 30, 2008 and $1,753,000 at December 31, 2007 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2008 was insignificant.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows shown in thousands:

	Carrying amount
	June 30, 2008	Level 1	Level 2	Level 3
Securities available for sale	$91,441	$—	$91,441	$—
Foreclosed assets	1,283	—	—	1,283
Total	$92,724	$—	$91,441	$1,283

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Foreclosed assets at beginning of period	$35	$35
Transfers in	1,254	1,254
Sales	—	—
Gains (losses) included in earnings	(6)	(6)
Foreclosed assets at end of period	$1,283	$1,283

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of June 30, 2008.

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

In addition to disclosures of the fair value of assets on a recurring basis, SFAS 157 requires disclosures for asset and liabilities measured at fair value on a nonrecurring basis, such as impaired assets, in the period in which a re-measurement at fair value is performed. As of June 30, 2008, there were no assets or liabilities whose carrying values were re-measured at fair value.

As of June 30, 2008, a total of $48,975,000 available for sale securities had a $1,050,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. Of these available for sale securities, $6,146,000 or $262,000 of unrealized loss were in a continual loss position for 12 months or more. In management’s opinion, the unrealized losses are a reflection of interest rate changes and not credit related. As such, the Bank has the proven ability to hold securities until recovery by the adequate liquidity available through the Federal Home Loan Bank of NY and Atlantic Central Bankers Bank, and therefore no impairment was recorded.

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

A. Overview – Financial Condition

During the period from December 31, 2007 to June 30, 2008, total assets increased $7,514,000 or 1.9%, from $387,430,000 to $394,944,000, primarily due to an increase in our loan portfolio. Net loans increased from $249,633,000 at December 31, 2007 to $257,105,000 at June 30, 2008, an increase of $7,472,000 or 3.0%.

Total deposits increased from $299,242,000 at December 31, 2007 to $306,526,000 at June 30, 2008, an increase of $7,284,000 or 2.4%. Interest bearing accounts increased $3,949,000 from December 31, 2007. Time deposits increased $3,747,000 or 3.1% to $124,789,000 at June 30, 2008 from December 31, 2007. NOW and super NOW accounts increased $1,894,000 from December 31, 2007 to $29,940,000 or 6.8% at June 30, 2008. Partially offsetting this increase was a decline in savings deposit of $1,692,000 or 1.9% from $88,011,000 at December 31, 2007 to $86,319,000 at June 30, 2008. Non interest bearing demand deposits increased $3,335,000 to $65,478,000 at June 30, 2008, an increase of 5.4%.

Total stockholders’ equity increased $344,000 or 0.8% from $43,958,000 at December 31, 2007 to $44,302,000 at June 30, 2008. This increase was the result of net income of $2,255,000 less a $555,000 increase in accumulated other comprehensive loss, cash dividends of $1,101,000 and the cumulative effect of adopting EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in the amount of $255,000.

Loan Portfolio Composition, dollars in thousands:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$98,261	37.8%	$99,157	39.2%
Commercial	88,299	33.9	82,637	32.7
Home Equity	28,364	10.9	25,977	10.3
Farm land	3,871	1.5	3,883	1.5
Construction	6,627	2.5	5,531	2.2
	225,422	86.6	217,185	85.9
OTHER LOANS
Commercial loans	25,935	10.0	26,431	10.4
Consumer installment loans	8,358	3.2	8,948	3.5
Other consumer loans	100	0.0	148	0.1
Agricultural loans	507	0.2	273	0.1
	34,900	13.4	35,800	14.1
Total loans	260,322	100.0%	252,985	100.0%
Allowance for loan losses	(3,217)		(3,352)
Total loans, net	$257,105		$249,633

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. While a (credit) for loan losses of ($370,000) was recorded for the six months ended June 30, 2007, a $40,000 provision was recorded in the six months ended June 30, 2008. Total charge-offs for the six month period ended June 30, 2008 were $239,000 compared to $109,000 for the same period in the prior year, while recoveries decreased from $453,000 for the 2007 period to $64,000 for the 2008 period. The amounts represent net charge-offs of $175,000 in the six months ended June 2008 and net recoveries of $344,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio and the local economic conditions being stronger than national, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2008	2007	2007

Balance at beginning of period	$3,352	$3,516	$3,516
Provision (credit) for loan losses	40	(370)	(370)
Loans charged-off	(239)	(109)	(318)
Recoveries	64	453	524
Balance at beginning of period	$3,217	$3,490	$3,352

Annualized net charge-offs (recoveries) as a percentage of average outstanding loans	0.14%	(0.27)%	(0.08)%
Allowance for loan losses to:
Total loans	1.24%	1.39%	1.32%
Total non-performing loans	136.0%	130.9%	72.2%

C. Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due, or if the loan is in the process of collection. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. Interest income on nonaccrual loans that are well secured are recorded on a cash basis.

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	June 30,	December 31,
	2008	2007
Nonaccrual loans	$1,957	$3,761
Loans past due 90 days or more and still accruing interest	326	883
Total nonperforming loans	$2,283	$4,644
Non-performing loans as a percentage of total loans	0.88%	1.84%

As of June 30, 2008, there were $1,697,000 in loans, compared to $3,394,000 as of December 31, 2007, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. As non-performing loans are well collateralized and secured, management is comfortable that no specific reserves are necessary.

D. Capital

Under the Federal Reserve Board’s risk-based capital rules, the Company’s Tier I risk-based capital was 16.1% and total risk-based capital was 17.3% of risk-weighted assets at June 30, 2008. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Company’s leverage ratio (Tier I capital to average assets) of 11.3% at June 30, 2008 is well above the 4.0% minimum regulatory requirement.

The following table shows the Company’s actual capital measurements compared to the minimum regulatory requirements as of June 30, 2008, dollars in thousands:

As of	June 30, 2008

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$41,995

TIER II CAPITAL
Allowance for loan losses (1)	3,236
Total risk-based capital	$46,927
Risk-weighted assets	$270,940
Average assets	$387,505

RATIOS
Tier I risk-based capital (minimum 4.0%)	16.1%
Total risk-based capital (minimum 8.0%)	17.3%
Leverage (minimum 4.0%)	11.3%

1 For Federal Reserve risk-based capital rule purposes: the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.

CONSOLIDATED AVERAGE BALANCE SHEET
For the Six Months Ended June 30, 2008
(Fully Taxable Equivalent)
Dollars in thousands

	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,024	$1,302	4.91%
Tax exempt securities (2)	47,406	1,596	6.73%
Total securities	100,430	2,898	5.77%
Short-term investments	2,147	29	2.70%
Loans
Real estate mortgages	186,438	6,521	7.00%
Home equity loans	26,201	854	6.52%
Time and demand loans	25,019	817	6.53%
Installment and other loans	18,332	943	10.29%
Total loans (3)	255,990	9,135	7.14%
Total interest earning assets	358,567	12,062	6.73%
Other assets	31,717
Total assets	$390,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$31,907	79	0.50%
Savings and insured money market deposits	85,644	485	1.13%
Time deposits	125,311	2,526	4.03%
Total interest bearing deposits	242,862	3,090	2.54%
Federal funds purchased and other short-term debt	1,351	22	3.26%
Long-term debt	30,000	639	4.26%
Total interest bearing liabilities	274,213	3,751	2.74%
Demand deposits	62,598
Other liabilities	9,054
Total liabilities	345,865
Stockholders’ equity	44,419
Total liabilities and stockholders’ equity	$390,284
Net interest income – tax affected		8,311
Less: Tax gross up on exempt securities		(508)
Net interest income per statement of income		$7,803
Net interest spread			3.99%
Net interest margin (4)			4.64%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3 For the purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the Six Months Ended June 30, 2007
(Fully Taxable Equivalent)
Dollars in thousands

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$59,107	$1,455	4.92%
Tax exempt securities (2)	46,837	1,380	5.89%
Total securities	105,944	2,835	5.35%
Short-term investments	4,148	106	5.11%
Loans
Real estate mortgages	182,551	6,346	6.95%
Home equity loans	24,398	835	6.84%
Time and demand loans	25,718	1,150	8.94%
Installment and other loans	17,589	939	10.68%
Total loans (3)	250,256	9,270	7.41%
Total interest earning assets	360,348	12,211	6.78%
Other assets	32,548
Total assets	$392,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,010	84	0.49%
Savings and insured money market deposits	109,834	1,311	2.39%
Time deposits	120,234	2,464	4.10%
Total interest bearing deposits	264,078	3,859	2.92%
Federal funds purchased and other short-term debt	582	16	5.50%
Long-term debt	18,122	467	5.15%
Total interest bearing liabilities	282,782	4,342	3.07%
Demand deposits	58,225
Other liabilities	10,270
Total liabilities	351,227
Stockholders’ equity	41,619
Total liabilities and stockholders’ equity	$392,896
Net interest income – tax affected		7,869
Less: Tax gross up on exempt securities		(469)
Net interest income per statement of income		$7,400
Net interest spread			3.71%
Net interest margin (4)			4.37%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate
3 For the purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the Three Months Ended June 30, 2008
(Fully Taxable Equivalent)
Dollars in thousands

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,424	$651	4.87%
Tax exempt securities (2)	47,476	776	6.54%
Total securities	100,900	1,427	5.66%
Short-term investments	1,849	11	2.38%
Loans
Real estate mortgages	187,409	3,276	6.99%
Home equity loans	26,447	420	6.35%
Time and demand loans	25,136	357	5.68%
Installment and other loans	18,518	472	10.20%
Total loans (3)	257,510	4,525	7.03%
Total interest earning assets	360,259	5,963	6.62%
Other assets	31,517
Total assets	$391,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$30,475	38	0.50%
Savings and insured money market deposits	87,167	215	0.99%
Time deposits	125,723	1,199	3.81%
Total interest bearing deposits	243,365	1,452	2.39%
Federal funds purchased and other short-term debt	1,373	8	2.33%
Long-term debt	30,000	316	4.21%
Total interest bearing liabilities	274,738	1,776	2.59%
Demand deposits	63,283
Other liabilities	9,191
Total liabilities	347,212
Stockholders’ equity	44,564
Total liabilities and stockholders’ equity	$391,776
Net interest income – tax affected		4,187
Less: Tax gross up on exempt securities		(248)
Net interest income per statement of income		$3,939
Net interest spread			4.03%
Net interest margin (4)			4.65%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3 For the purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the Three Months Ended June 30, 2007
(Fully Taxable Equivalent)
Dollars in thousands

	Average Balance	Interest Earned/Paid	Average Yield/Rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$56,330	$688	4.89%
Tax exempt securities (2)	45,970	640	5.57%
Total securities	102,300	1,328	5.19%
Short-term investments	4,357	57	5.23%
Loans
Real estate mortgages	184,203	3,179	6.90%
Home equity loans	24,790	424	6.84%
Time and demand loans	25,874	554	8.56%
Installment and other loans	18,222	466	10.23%
Total loans (3)	253,089	4,623	7.31%
Total interest earning assets	359,746	6,008	6.68%
Other assets	32,581
Total assets	$392,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$32,267	39	0.48%
Savings and insured money market deposits	116,974	706	2.41%
Time deposits	115,694	1,168	4.04%
Total interest bearing deposits	264,935	1,913	2.89%
Federal funds purchased and other short-term debt	668	7	4.19%
Long-term debt	16,446	225	5.47%
Total interest bearing liabilities	282,049	2,145	3.04%
Demand deposits	57,778
Other liabilities	10,115
Total liabilities	349,942
Stockholders’ equity	42,385
Total liabilities and stockholders’ equity	$392,327
Net interest income – tax affected		3,863
Less: Tax gross up on exempt securities		(217)
Net interest income per statement of income		$3,646
Net interest spread			3.64%
Net interest margin (4)			4.30%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate
3 For the purpose of this schedule, interest in nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Six months ended June 30,
	2008 compared to 2007
	Increase (Decrease) Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Securities	$(148)	$211	$63
Short-term investments	(51)	(26)	(77)
Loans	212	(347)	(135)
Total interest income	13	(162)	(149)

INTEREST EXPENSE
NOW and Super NOW deposits	(5)	—	(5)
Savings and insured money market deposits	(289)	(537)	(826)
Time deposits	104	(42)	62
Federal funds purchased and other short-term debt	21	(15)	6
Long-term debt	306	(134)	172
Total interest expense	137	(728)	(591)
Net interest income	$(124)	$566	$442

	Three months ended June 30,
	2008 compared to 2007
	Increase (Decrease) Due to Change In
	Volume	Rate	Total
INTEREST INCOME
Securities	$(1)	$100	$99
Short-term investments	(32)	(14)	(46)
Loans	133	(231)	(98)
Total interest income	100	(145)	(45)

INTEREST EXPENSE
NOW and Super NOW deposits	(2)	1	(1)
Savings and insured money market deposits	(174)	(317)	(491)
Time deposits	116	(85)	31
Federal funds purchased and other short-term debt	6	(5)	1
Long-term debt	185	(94)	91
Total interest expense	131	(500)	(369)
Net interest income	$(31)	$355	$324

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

For the six months ended June 30, 2008, cash generated from operating activities of $2.6 million along with cash provided from financing activities of $5.5 million were offset by cash used in investing activities of $9.0 million. The net decrease of $0.9 million in cash flow brought cash and cash equivalents down to $9.5 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More at June 30, 2008, dollars in thousands:

Deposits
Due three months or less	$18,784
Over three months through six months	6,637
Over six months though twelve months	5,754
Over twelve months	10,058
$41,233

E.  Results of Operations

Comparison of the three month periods ending June 30, 2008 and 2007

Net income for the second quarter of 2008 increased $213,000 to $1,201,000 compared to $988,000 for the same period in 2007. This overall increase was primarily due to higher net interest income after provision for loan losses of $253,000 and an increase in non-interest income of $69,000 partially offset by $136,000 increase in non-interest expenses.

Total interest income decreased $76,000 to $5,715,000 or 1.3%, with $98,000 or 2.1% of the decrease attributable to income on loans due to reduction in variable rate time and demand loans partially offset by loan growth. Lower cash balances in federal funds sold reduced interest earned by $46,000 to $11,000 for the three months ended June 2008 versus 2007. Partially offsetting this was a net increase of $71,000 on investment interest. Interest expense decreased $369,000 or 17.2% from $2,145,000 for the three months ended June 30, 2007 compared to $1,776,000 for the three months ended June 30, 2008. The majority of the decrease came from a 24.1% or $461,000 decrease in interest expense on deposits to $1,452,000 at June 30, 2008 partially offset by a $91,000 increase in interest expense on Federal Home Loan Bank borrowings. Total interest expense decreased as a result of a decrease in the overall rate paid on interest bearing liabilities.

The total average balance for interest bearing liabilities was $274,738,000 for the quarter ended June 30, 2008 compared to $282,049,000 for the corresponding period in 2007, a decrease of $7,311,000 or 2.6%. Deposits decreased $21,570,000 or 8.1% to $243,365,000 for the quarter ended June 30, 2008 compared to the second quarter of 2007 due in part to a brokered deposit maturing for $2,486,000. Savings and insured money market deposits decreased $29,807,000 or 25.5% to $87,167,000 due to market pressure. Partially offsetting this was an increase in time deposits of $10,029,000 or 8.7% to $125,723,000. The rate paid on interest bearing liabilities decreased by 45 basis points from 3.04% for the quarter ended June 30, 2007 to 2.59% for the quarter ended June 30, 2008. Average long term debt increased $13,554,000 or 82.4% to $30,000,000 at June 30, 2008 from the same period in 2007. Deposit losses and maturing fixed rate instruments are being replaced with lower rate long term debt instruments with a staggered maturity schedule.

The overall yield on interest earning assets decreased 6 basis point to 6.62% in 2008, from 6.68% in 2007. The total average balance for earning assets was $360,259,000 for the three month period ended June 30, 2008 compared to $359,746,000 for the same three month period in 2007, an increase of $513,000 or 0.1%. An increase in average loans of $4,421,000, partially offset by a decrease in average securities of $1,400,000, and a decrease in Federal funds sold of $2,508,000 accounted for the change from June 30, 2007 to June 30, 2008.

Tax equivalent net interest income increased $324,000 or 8.4% in the second quarter of 2008 compared to the same period in 2007, primarily due to falling short-term interest rates. The yield on investment securities increased 47 basis points from 5.19% in the second quarter of 2007 to 5.66% in the second quarter of 2008 as the result of purchases of higher yielding securities. The yield on Federal funds sold decreased by 285 basis points from 5.23% to 2.38% for the quarter ended June 30, 2008 as compared to the prior year with a decrease of $2,508,000 or 57.6% from prior year levels. The yield on the total loan portfolio decreased by 28 basis points in the quarter ended June 30, 2008 compared to the second quarter of 2007 on a $4,421,000 or 1.7% increase in total average loans. The average yield on real estate mortgage loans, which comprise a major portion of the loan portfolio, increased 9 basis points on an increase of $3,206,000 or 1.7% for the three month period primarily due to a shift from adjustable rate products to fixed rates which carry higher interest rates. The remaining loan categories had decreased yields for the quarter ended June 30, 2008 compared to the same period in 2007 primarily due to their variable rate features which decreased as the prime rate fell. Time and demand loans decreased $738,000 or 2.9% to $25,136,000 for the quarter ended June 30, 2008, with a 288 basis points decrease in yield. Home equity loans had a 49 basis point decrease to 6.35% at June 30, 2008 on an increase of $1,657,000 or 6.7% in average loans.

In the decreasing interest rate environment, the Company has repriced its deposits which resulted in a 50 basis point decrease in the cost on interest bearing deposits for the three month period ended June 30, 2008 as compared to the same period in 2007. Interest rates on fixed borrowings also decreased for the same period by 126 basis points from 5.47% in 2007 to 4.21% in 2008. The overall net interest margin increased 35 basis points from 4.30% in the second quarter of 2007 to 4.65% in the second quarter of 2008.

There was no provision or credit for loan losses in the three months ended June 30, 2007 with a nominal $40,000 provision for the second quarter in 2008 due to the continued performance of the loan portfolio. The Company has no exposure to subprime loans as it holds none in its loan portfolio.

Non-interest income was $800,000 for the second quarter of 2007 compared to $869,000 for the same period in 2008, an increase of $69,000 or 8.6%. This increase was primarily due to increase in security gains of $82,000, increased other non-interest income of $27,000, partially offset by higher losses in foreclosed real estate of $51,000 owing to a second quarter foreclosure. The newly foreclosed property was successfully rented with rental income going as a reduction of the foreclosed asset value.

Non-interest expenses were $3,094,000 for the second quarter of 2007 compared to $3,230,000 for the same period in 2008, an increase of $136,000 or 4.4%, of which the largest components were other non-interest expense increase of $141,000 or 20.8%, and an increase of $30,000 or 1.6% in occupancy and equipment expense partially offset by a $30,000 reduction in salaries and employee benefits. Consulting fees accounted for $56,000 of the non-interest expense increase, with $35,000 of additional printing costs and timing of audit work for $32,000 also contributing to the increase comparing the three months ended June 30, 2007 to June 30, 2008.

Income tax expense was $364,000 for the three month period ended June 30, 2007 compared to $337,000 for the corresponding period in 2008, a decrease of $27,000 or 7.4%. The Company’s effective tax rates were 21.9% and 26.9% for the three month periods ended June 30, 2008 and 2007, respectively. This decrease was primarily due to tax exempt income being a smaller component of pretax income in 2007 versus 2008.

Comparison of the six month periods ending June 30, 2008 and 2007

Net income for the first six months of 2008 increased by $8,000 to $2,255,000 compared to $2,247,000 for the same period in 2007. This overall increase was primarily due to an $403,000 increase in net interest income, a $25,000 increase in non-interest income, and a $172,000 reduction in taxes, partially offset by an increase of $410,000 in provision for loan losses, and an increase in non-interest expense of $182,000,. A decrease in interest expense of $591,000 was partially offset by an increase of $410,000 in provision for loan losses and an $188,000 decrease in interest income. The Company’s annualized return on average assets was 1.2% for the six months ended June 30, 2008 up from 1.1% for the same period last year. The annualized return on average stockholders’ equity was 10.2% and 10.8% for the first six months of 2008 and 2007, respectively.

The total average balance for earning assets was $358,567,000 for the six month period ended June 30, 2008 compared to $360,348,000 for the same six month period in 2007, a decrease of $1,781,000 or 0.5%. The overall yield on average interest earning assets decreased 5 basis points from 6.78% in 2007 to 6.73% in 2008. Average security holdings decreased $5,514,000 or 5.2% as well as average federal funds sold which decreased $2,001,000 or 48.2%. Partially offsetting these decreases was an increase in the average loan portfolio of $5,734,000 or 2.3%.

Tax equivalent net interest income increased $442,000 in the first six months of 2008 compared to the same period in 2007, primarily due to a lower interest rates paid on interest earning deposits. The yield on average investment securities increased 42 basis points from 5.35% in 2007 to 5.77% in 2008 due to maturing securities being replaced with higher yielding instruments. The yield on the total average loan portfolio decreased by 27 basis points in the six months ended June 30, 2008 compared to the first six months of 2007. Several of the average rates for loan categories decreased. The average yield on real estate mortgage loans, the major portion of the loan portfolio, increased 5 basis points and $3,887,000 for the six month period. Home equity loans increased $1,803,000 or 7.4% in average balance due to a special promotion to increase this portfolio and decreased 33 basis points. Average time, demand and installment loans increased $44,000 for the six month period with a 306 basis point decrease. The rate decreases were due primarily to the variable rate features in the loan product.

The changing interest rate environment caused the Company to re-price its deposits which resulted in a 38 basis point decrease in the rate paid on interest bearing deposits for the six month period ended June 30, 2008 as compared to the same period in 2007. The overall net interest margin increased 27 basis points from 4.37% in the first six months of 2007 to 4.64% in the first six months of 2008 due to the lower rates paid on interest bearing liabilities.

The provision (credit) for loan losses was $40,000 for the six months ended June 30, 2008 and ($370,000) for the six months ended June 30, 2007, an increase in the provision of $410,000. This increase was principally due to the $441,000 recovery in the 2007 period previously mentioned in our 2007 Form 10-K.

Non-interest income was $1,691,000 for the first six months of 2008 compared to $1,666,000 for the same period in 2007, an increase of $25,000 or 1.5%. $103,000 of this increase was primarily due to a net security gain in 2008 versus a net security loss in 2007, partially offset by a $62,000 change in foreclosed real estate from a gain of $8,000 for the six months ended June 30, 2007 to an expense of $54,000 for the same period in 2008.

Non-interest expenses were $6,605,000 for the first six months of 2008 compared to $6,423,000 for the same period in 2007, an increase of $182,000 or 2.8%. This increase reflects a $170,000 increase in other non-interest expense due to increases in consulting fees of $67,000, a FDIC assessment $58,000 and printing and stationary cost of $43,000.

Income tax expense was $594,000 for the six month period ended June 30, 2008 compared to $766,000 for the corresponding period in 2007, a decrease of $172,000 or 22.5%. The Company’s effective tax rates were 20.8% and 25.4% for the six month periods ended June 30, 2008 and 2007, respectively. This decrease was primarily due to tax exempt income being a smaller component of pretax income in 2007 versus 2008.

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

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

(a) The Annual Meeting of Shareholders was held on April 29, 2008.

(b) The Following individuals were elected as directors at the annual meeting for three year terms:

John K. Gempler
Donald L. Knack
Edward T. Sykes

The other continuing directors are: John W. Galligan, Douglas A. Heinle, Kenneth C. Klein, James F. Roche, Raymond Walter, and Earle A. Wilde.

(c) The following matters were voted upon and approved by the Registrant’s shareholders at the 2008 Annual Meeting of Shareholders on April 29, 2008.

(i) the election of three directors to serve for three-year terms (Proposal 1)

(ii) the ratification of the appointment of Beard Miller Company LLP as independent auditor of the Company for the Fiscal Year ending December 31, 2008 (Proposal 2).

The votes for the above-listed proposals were as follows:

Proposal 1
John K. Gempler received 3,163,639.822 votes for election and 55,548.94 votes were withheld;
Donald L. Knack received 3,214,256.272 votes for election and 4,932.49 votes were withheld;
Edward T. Sykes received 3,205,350.822 votes for election and 13,837.94 votes were withheld.

Proposal 2
Shareholders cast 3,205,898.642 votes for, 6,431.09 votes against and 6,859.03 abstentions.

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

August 11, 2008