Form 10-Q
period 2008-09-30
JEFFERSONVILLE BANCORP
filed 2008-11-10
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, $0.50 par value per share	4,234,321 shares

INDEX TO FORM 10-Q

		Page
PART 1	Financial Information

Item 1.	Financial Statements:

	Consolidated Interim Financial Statements (Unaudited)
	Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income for the three months ended
	September 30, 2008 and 2007	4

	Consolidated Statements of Income for the nine months ended
	September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2008 and 2007	6

	Notes to Unaudited Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART 2	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	Signatures	24

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
Unaudited
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$9,089	$10,428
Securities available for sale, at fair value	88,829	92,064
Securities held to maturity, estimated fair value of $6,587 at September 30, 2008 and $6,377 at December 31, 2007	6,536	6,320
Loans, net of allowance for loan losses of $3,184 at September 30, 2008 and $3,352 at December 31, 2007	259,772	249,633
Accrued interest receivable	1,973	2,119
Premises and equipment, net	4,407	4,398
Federal Home Loan Bank stock	3,430	2,998
Bank-owned life insurance	14,002	14,132
Foreclosed real estate	1,265	35
Other assets	8,279	5,303
Total Assets	$397,582	$387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits	$61,940	$62,143
NOW and super NOW accounts	30,020	28,046
Savings and insured money market deposits	78,716	88,011
Time deposits	121,767	121,042
Total Deposits	292,443	299,242

Federal Home Loan Bank borrowings	35,000	30,000
Short-term debt	18,905	5,509
Other liabilities	9,301	8,721
Total Liabilities	355,649	343,472

Commitments and contingent liabilities

Stockholders’ equity:
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465	(4,967)	(4,967)
Retained earnings	39,267	41,104
Accumulated other comprehensive loss	(1,234)	(1,046)
Total Stockholders’ Equity	41,933	43,958
Total Liabilities and Stockholders’ Equity	$397,582	$387,430

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,
	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,657	$4,660
Securities:
Taxable	669	772
Tax exempt	431	456
Federal funds sold	—	7
Total Interest and Dividend Income	5,757	5,895

INTEREST EXPENSE
Deposits	1,356	1,863
Federal Home Loan Bank borrowings	348	196
Other	52	63
Total Interest Expense	1,756	2,122

Net interest income	4,001	3,773
Provision for loan losses	100	—
Net Interest Income After Provision for Loan Losses	3,901	3,773

NON-INTEREST INCOME
Service charges	444	470
Earnings on bank-owned life insurance	140	120
Loss on sale of securities	(65)	(1)
Impairment charge on securities	(4,829)	—
Foreclosed real estate income (loss), net	1	(6)
Life insurance death benefit	1,522	—
Other non-interest income	351	370
Total Non-Interest Income (Loss)	(2,436)	953

NON-INTEREST EXPENSES
Salaries and employee benefits	1,883	1,873
Occupancy and equipment expenses	516	520
Other non-interest expenses	889	869
Total Non-Interest Expenses	3,288	3,262

Income (Loss) before income tax expense	(1,823)	1,464
Income tax expense	363	305
Net Income (loss)	$(2,186)	$1,159

Basic earnings (loss) per common share	$(0.52)	$0.27

Average common shares outstanding	4,234	4,256

Cash dividends declared per share	$0.13	$0.12

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the nine months ended September 30,
	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$13,792	$13,930
Securities:
Taxable	1,971	2,227
Tax exempt	1,519	1,367
Federal funds sold	29	113
Total Interest and Dividend Income	17,311	17,637

INTEREST EXPENSE
Deposits	4,446	5,722
Federal Home Loan Bank borrowings	987	663
Other	74	79
Total Interest Expense	5,507	6,464

Net interest income	11,804	11,173
Provision (credit) for loan losses	140	(370)
Net Interest Income After Provision (Credit) for Loan Losses	11,664	11,543

NON-INTEREST INCOME
Service charges	1,345	1,389
Earnings on bank-owned life insurance	389	351
Loss on sale of securities	—	(39)
Impairment charge on securities	(4,829)	—
Foreclosed real estate income (loss), net	(53)	2
Life insurance death benefit	1,522	—
Other non-interest income	881	916
Total Non-Interest Income (Loss)	(745)	2,619

NON-INTEREST EXPENSES
Salaries and employee benefits	5,675	5,709
Occupancy and equipment expenses	1,594	1,542
Other non-interest expenses	2,624	2,434
Total Non-Interest Expenses	9,893	9,685

Income before income tax expense	1,026	4,477
Income tax expense	957	1,071
Net Income	$69	$3,406

Basic earnings per common share	$0.02	$0.80

Average common shares outstanding	4,234	4,274

Cash dividends declared per share	$0.39	$0.36

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$69	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	140	(370)
Depreciation and amortization	494	463
Write down of foreclosed real estate	24	5
Net earnings on bank-owned life insurance	(389)	(351)
Life insurance death benefit	(1,522)	—
Deferred income tax benefit	(231)	—
Net security losses	4,829	39
(Increase) decrease in accrued interest receivable	146	(49)
(Increase) decrease in other assets	(579)	481
Increase in other liabilities	591	87
Net Cash Provided by Operating Activities	3,572	3,711

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	14,350	9,113
Securities held to maturity	2,884	5,754
Proceeds from sales of securities available for sale	4,202	9,452
Purchases:
Securities available for sale	(20,725)	(14,243)
Securities held to maturity	(3,100)	(2,684)
(Disbursement) for loan originations, net of principal collections	(11,533)	845
Purchase of Federal Home Loan Bank stock	(2,515)	(882)
Proceeds from sale of Federal Home Loan Bank stock	2,083	594
Net purchases of premises and equipment	(503)	(1,409)
Net Cash (Used in) Provided by Investing Activities	(14,857)	6,540

FINANCING ACTIVITIES:
Net decrease in deposits	(6,799)	(19,193)
Federal Home Loan Bank borrowings	15,000	—
Repayments of Federal Home Loan Bank borrowings	(10,000)	(5,000)
Net increase in short-term borrowings	13,396	14,012
Purchases of treasury stock	—	(1,013)
Cash dividends paid	(1,651)	(1,540)
Net Cash Provided by (Used in) Financing Activities	9,946	(12,734)
Net Decrease in Cash and Cash Equivalents	(1,339)	(2,483)
Cash and Cash Equivalents at Beginning of Year	10,428	12,270
Cash and Cash Equivalents at End of Period	$9,089	$9,787

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$5,547	$6,548
Income taxes	875	1,155
Transfer of loans to foreclosed real estate	1,254	—

See accompanying notes to unaudited consolidated interim financial statements.

JEFFERSONVILLE BANCORP
AND SUBSIDIARY

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

A.  Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited interim consolidated financial statements contain all adjustments necessary to present the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three month and nine month periods ended September 30, 2008 and 2007, and the cash flows for the nine month periods ended September 30, 2008 and 2007. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. Third quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2007 Annual Report on Form 10-K.

B. Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended September 30, 2008 and 2007, the weighted average common shares outstanding were 4,234,321 and 4,256,368, respectively. For the nine month periods ended September 30, 2008 and 2007, the weighted average common shares outstanding were 4,234,321 and 4,274,060, respectively. There were no dilutive securities during any of the periods.

C. Comprehensive Income

The following tables show comprehensive income for the three and nine month periods ended September 30, 2008 and 2007, dollars shown in thousands.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (Loss)	$(2,186)	$1,159	$69	$3,406

Other Comprehensive Income:
Net unrealized holding gains (losses) arising during the period, net of tax (benefit) of $129, $712, ($231), and $286, respectively	(4,636)	1,066	(5,177)	427
Reclassification adjustment for net (gain) loss realized in net income during the period, net of tax (benefit) of ($26), ($0), ($0), and ($16), respectively	4,868	—	4,829	23
Amortization of pension and post retirement liabilities, net of tax of $89, $20, $105 and $59, respectively	135	30	160	89
Other comprehensive income on FAS 87 liabilities, net of tax of $0, $31, $0 and $92, respectively	—	46	—	138
Other comprehensive income (loss)	367	1,142	(188)	677

Total comprehensive income (loss)	$(1,819)	$2,301	$(119)	$4,083

The following table shows the components of accumulated other comprehensive loss at September 30, 2008 and December 31, 2007, dollars shown in thousands:

	September 30,	December 31,
	2008	2007

Net unrealized holding gain, net of tax benefit of $72 and $303, respectively	$107	$455
Defined benefit pension liability, net of tax of $901 and $935, respectively	(1,350)	(1,402)
Supplemental executive retirement plan, net of tax of $11 and $93, respectively	(17)	(139)
Postretirement benefits, net of tax benefit of $17 and $27, respectively	26	40
Accumulated other comprehensive loss	$(1,234)	$(1,046)

D. New Accounting Pronouncements

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption resulted in a $255,000 cumulative effect adjustment to opening retained earnings in 2008. The adoption will have a minimal impact on current and future earnings, with an expected effect on earnings for the year ending December 31, 2008 to be $10,000.

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

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

E. Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2007 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended September 30, 2008 and 2007, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2008	2007	2008	2007

Service cost	$93	$95	$37	$35
Interest cost	139	133	46	39
Expected return on plan assets	(127)	(97)	—	—
Amortization of prior service cost	7	7	(12)	(10)
Recognized net actuarial loss	19	42	4	—
Net periodic benefit cost	$131	$180	$75	$64

For the nine months ended September 30, 2008 and 2007, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2008	2007	2008	2007

Service cost	$279	$313	$110	$106
Interest cost	418	390	138	117
Expected return on plan assets	(383)	(322)	—	—
Amortization of prior service cost	19	19	(34)	(32)
Recognized net actuarial loss	60	129	10	1
Net periodic benefit cost	$393	$529	$224	$192

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2007, that it expected to contribute $506,000 to its pension plan and $98,000 to its other postretirement benefits plan in 2008. While the market downturn at September 30, 2008 reduced Plan assets more than projected, the Company does not plan to increase funding for the Pension Plan this year. As of September 30, 2008, $480,000 of contributions were made to the pension plan and $63,000 of contributions were made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2008 will be made.

F. Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,562,000 at September 30, 2008 and $1,753,000 at December 31, 2007 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2008 was insignificant.

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows shown in thousands:

	Carrying amount
	September 30, 2008	Level 1	Level 2	Level 3

Securities available for sale	$88,829	$—	$88,829	$—
Impaired loans	55	—	—	55
Foreclosed assets	1,265	—	—	1,265
Total	$90,149	$—	$88,829	$1,320

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

	Foreclosed Assets		Impaired Loans
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008	September 30, 2008	September 30, 2008

Balance at beginning of period	$1,283	$35	$—	$—
Transfers in	—	1,254	63	63
Sales	—	—	—	—
Losses included in earnings	(18)	(24)	(8)	(8)
Balance at end of period	$1,265	$1,265	$55	$55

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of September 30, 2008.

Securities available for sale – The majority of the Company’s available for sales securities have been valued by reference to prices for similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.

As of September 30, 2008, a total of $38,380,000 available for sale securities had a $708,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. Of these available for sale securities, $5,678,000 or $167,000 of unrealized loss were in a continual loss position for 12 months or more. In management’s opinion, the unrealized losses are a reflection of interest rate changes and not credit related. As such, the Bank has the intent and proven ability to hold securities until recovery by the adequate liquidity available through the Federal Home Loan Bank of NY other banking institutions, and therefore no impairment was recorded. The Company took an impairment charge of $4,829,000 in the quarter ended September 30, 2008 as noted in Management’s Discussion and Analysis - Results of Operations.

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

A. Overview – Financial Condition

During the period from December 31, 2007 to September 30, 2008, total assets increased $10,152,000 or 2.6%, from $387,430,000 to $397,582,000, primarily due to an increase in our loan portfolio. Net loans increased from $249,633,000 at December 31, 2007 to $259,772,000 at September 30, 2008, an increase of $10,139,000 or 4.1%.

Total deposits decreased from $299,242,000 at December 31, 2007 to $292,443,000 at September 30, 2008, a decrease of $6,799,000 or 2.3%. Interest bearing accounts decreased $6,596,000 from December 31, 2007. Savings deposit decreased $9,295,000 or 10.6% from $88,011,000 at December 31, 2007 to $78,716,000 at September 30, 2008. Partially offsetting this decrease was an increase in NOW and super NOW accounts of $1,974,000 from December 31, 2007 to $30,020,000 or 7.0% at September 30, 2008. Time deposits increased $725,000 or 0.6% to $121,767,000 at September 30, 2008 from December 31, 2007. Non interest bearing demand deposits decreased $203,000 to $61,940,000 at September 30, 2008, a decrease of 0.3%. Short-term debt increased $13,396,000 to $18,905,000 and Federal Home Loan Bank borrowing increased $5,000,000 to $35,000,000 at September 30, 2008 in part to replace brokered deposit maturities of $5,052,000 and to help fund loan growth.

Total stockholders’ equity decreased $2,025,000 or 4.6% from $43,958,000 at December 31, 2007 to $41,933,000 at September 30, 2008. This decrease was the result of cash dividends of $1,651,000, the cumulative effect of adopting EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in the amount of $255,000 and an increase in accumulated other comprehensive loss of $188,000 partially offset by $69,000 of net income.

Loan Portfolio Composition, dollars in thousands:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent

REAL ESTATE LOANS
Residential [1]	$99,016	37.6%	$98,266	38.9%
Commercial [1]	90,292	34.3	83,528	33.0
Home Equity	30,683	11.7	25,977	10.3
Farm land	3,835	1.5	3,883	1.5
Construction	6,060	2.3	5,531	2.2
	229,886	87.4	217,185	85.9
OTHER LOANS
Commercial loans	24,610	9.4	26,431	10.4
Consumer installment loans	7,927	3.0	8,948	3.5
Other consumer loans	158	0.1	148	0.1
Agricultural loans	375	0.1	273	0.1
	33,070	12.6	35,800	14.1
Total loans	262,956	100.0%	252,985	100.0%
Allowance for loan losses	(3,184)		(3,352)
Total loans, net	$259,772		$249,633

1 Historical data restated to conform with current classifications

B. Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. While a (credit) for loan losses of ($370,000) was recorded for the nine months ended September 30, 2007, a $140,000 provision was recorded in the nine months ended September 30, 2008. Total charge-offs for the nine month period ended September 30, 2008 were $468,000 compared to $152,000 for the same period in the prior year, while recoveries decreased from $504,000 for the 2007 period to $160,000 for the 2008 period. The amounts represent net charge-offs of $308,000 in the nine months ended September 2008 and net recoveries of $352,000 for the same period in the prior year. Based on management’s analysis of the loan portfolio and the decline in the non-accrual and non-performing loans, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Year ended December 31, 2007

Balance at beginning of period	$3,352	$3,516	$3,516
Provision (credit) for loan losses	140	(370)	(370)
Loans charged-off	(468)	(152)	(318)
Recoveries	160	504	524
Balance at end of period	$3,184	$3,498	$3,352

Annualized net charge-offs (recoveries) as a percentage of average outstanding loans	0.16%	(0.19)%	(0.08)%
Allowance for loan losses to:
Total loans	1.21%	1.40%	1.32%
Total non-performing loans	127.9%	111.6%	72.2%

C. Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. Interest income on nonaccrual loans that are well secured are recorded on a cash basis.

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	September 30, 2008	December 31, 2007

Nonaccrual loans	$2,099	$3,761
Loans past due 90 days or more and still accruing interest	390	883
Total nonperforming loans	$2,489	$4,644
Non-performing loans as a percentage of total loans	0.95%	1.84%

As of September 30, 2008, there were $1,893,000 in loans, compared to $3,394,000 as of December 31, 2007, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114. Management includes market risks in assessing the adequacy of loan losses and in estimating carrying values of foreclosed real estate. As impaired loans are well collateralized and secured, management is comfortable with only a specific reserve of $8,000 at September 30, 2008 versus no specific reserve at December 31, 2008. The decline in impaired loans during the nine months ended September 30, 2008 is principally the result of the foreclosure on a property securing a loan with a principal balance of $1,254,000.

D. Capital

Under the Federal Reserve Board’s risk-based capital rules, the Bank’s Tier I risk-based capital was 15.9% and total risk-based capital was 17.1% of risk-weighted assets at September 30, 2008. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.9% at September 30, 2008 is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of September 30, 2008, dollars in thousands:

As of	September 30, 2008

TIER I CAPITAL
Stockholders’ equity, excluding accumulated other comprehensive loss	$40,953
Add deferred tax on ordinary loss(1)	1,908
Tier 1 Capital(1)	42,861

TIER II CAPITAL
Allowance for loan losses (2)	3,203
Total risk-based capital	$46,064
Risk-weighted assets (1)	$269,162
Average assets	$394,510

RATIOS
Tier I risk-based capital (minimum 4.0%) (1)	15.9%
Total risk-based capital (minimum 8.0%)(1)	17.1%
Leverage (minimum 4.0%)(1)	10.9%

1 The Office of the Comptroller of the Currency announced a decision to allow the recognition of the October 2008 tax law change in response to the Emergency Economic Stabilization Act of 2008, which allows the loss on Fannie Mae and Freddie Mac preferred stock to be taxed as an ordinary loss, to be reflected in regulatory capital
2 For Federal Reserve risk-based capital rule purposes: the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.

CONSOLIDATED AVERAGE BALANCE SHEET
For the nine months ended September 30, 2008
(Fully taxable equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$54,729	$1,971	4.80%
Tax exempt securities (2)	46,599	2,247	6.43%
Total securities	101,328	4,218	5.55%
Short-term investments	1,460	29	2.65%
Loans
Real estate mortgages	187,676	9,900	7.03%
Home equity loans	27,321	1,317	6.43%
Time and demand loans	24,762	1,165	6.27%
Installment and other loans	18,175	1,410	10.34%
Total loans (3)	257,934	13,792	7.13%
Total interest earning assets	360,722	18,039	6.67%
Other assets	31,625
Total assets	$392,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$31,370	117	0.50%
Savings and insured money market deposits	85,152	725	1.14%
Time deposits	124,191	3,604	3.87%
Total interest bearing deposits	240,713	4,446	2.46%
Federal funds purchased and other short-term debt	3,856	74	2.56%
Long-term debt	31,201	987	4.22%
Total interest bearing liabilities	275,770	5,507	2.66%
Demand deposits	63,270
Other liabilities	9,172
Total liabilities	348,212
Stockholders’ equity	44,135
Total liabilities and stockholders’ equity	$392,347
Net interest income – tax effected		12,532
Less: Tax gross up on exempt securities		(728)
Net interest income per statement of operations		$11,804
Net interest spread			4.01%
Net interest margin (4)			4.63%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3 For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the nine months ended September 30, 2007
(Fully taxable equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$60,290	$2,227	4.93%
Tax exempt securities (2)	46,051	2,072	6.00%
Total securities	106,341	4,299	5.39%
Short-term investments	2,948	113	5.11%
Loans
Real estate mortgages	181,772	9,545	7.00%
Home equity loans	24,609	1,257	6.81%
Time and demand loans	25,426	1,679	8.80%
Installment and other loans	17,920	1,449	10.78%
Total loans (3)	249,727	13,930	7.44%
Total interest earning assets	359,016	18,342	6.81%
Other assets	32,059
Total assets	$391,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,085	123	0.50%
Savings and insured money market deposits	103,996	1,956	2.51%
Time deposits	117,238	3,643	4.14%
Total interest bearing deposits	254,319	5,722	3.00%
Federal funds purchased and other short-term debt	1,972	79	5.34%
Long-term debt	17,070	663	5.18%
Total interest bearing liabilities	273,361	6,464	3.15%
Demand deposits	65,700
Other liabilities	10,168
Total liabilities	349,229
Stockholders’ equity	41,846
Total liabilities and stockholders’ equity	$391,075
Net interest income – tax effected		11,878
Less: Tax gross up on exempt securities		(705)
Net interest income per statement of operations		$11,173
Net interest spread			3.66%
Net interest margin (4)			4.41%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate.
3 For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended September 30, 2008
(Fully taxable equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$58,139	$669	4.60%
Tax exempt securities (2)	44,985	651	5.79%
Total securities	103,124	1,320	5.12%
Short-term investments	86	—	1.75%
Loans
Real estate mortgages	190,152	3,379	7.11%
Home equity loans	29,561	463	6.27%
Time and demand loans	24,248	348	5.74%
Installment and other loans	17,861	467	10.46%
Total loans (3)	261,822	4,657	7.11%
Total interest earning assets	365,032	5,977	6.55%
Other assets	31,441
Total assets	$396,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$30,296	38	0.50%
Savings and insured money market deposits	84,168	240	1.14%
Time deposits	121,951	1,078	3.54%
Total interest bearing deposits	236,415	1,356	2.29%
Federal funds purchased and other short-term debt	8,866	52	2.35%
Long-term debt	33,603	348	4.14%
Total interest bearing liabilities	278,884	1,756	2.52%
Demand deposits	64,614
Other liabilities	9,408
Total liabilities	352,906
Stockholders’ equity	43,567
Total liabilities and stockholders’ equity	$396,473
Net interest income – tax effected		4,221
Less: Tax gross up on exempt securities		(220)
Net interest income per statement of operations		$4,001
Net interest spread			4.03%
Net interest margin (4)			4.63%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3 For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended September 30, 2007
(Fully taxable equivalent)
Dollars in thousands

	Average balance	Interest earned/paid	Average yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$63,305	$772	4.88%
Tax exempt securities (2)	44,994	692	6.15%
Total securities	108,299	1,464	5.41%
Short-term investments	594	7	5.15%
Loans
Real estate mortgages	182,220	3,199	7.02%
Home equity loans	25,299	422	6.67%
Time and demand loans	25,125	529	8.42%
Installment and other loans	18,775	510	10.87%
Total loans (3)	251,419	4,660	7.41%
Total interest earning assets	360,312	6,131	6.81%
Other assets	31,439
Total assets	$391,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$31,609	39	0.49%
Savings and insured money market deposits	106,396	645	2.42%
Time deposits	112,567	1,179	4.19%
Total interest bearing deposits	250,572	1,863	2.97%
Federal funds purchased and other short-term debt	4,758	63	5.30%
Long-term debt	15,165	196	5.17%
Total interest bearing liabilities	270,495	2,122	3.14%
Demand deposits	68,421
Other liabilities	10,077
Total liabilities	348,993
Stockholders’ equity	42,758
Total liabilities and stockholders’ equity	$391,751
Net interest income – tax effected		4,009
Less: Tax gross up on exempt securities		(236)
Net interest income per statement of operations		$3,773
Net interest spread			3.67%
Net interest margin (4)			4.45%

1 Yields on securities available for sale are based on amortized cost.
2 Tax exempt securities are affected using a 34% tax rate.
3 For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
4Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Nine months ended September 30, 2008 compared to 2007 Increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities	$(203)	$122	$(81)
Short-term investments	(57)	(27)	(84)
Loans	458	(596)	(138)
Total interest income	198	(501)	(303)

INTEREST EXPENSE
NOW and Super NOW deposits	(6)	—	(6)
Savings and insured money market deposits	(354)	(877)	(1,231)
Time deposits	216	(255)	(39)
Federal funds purchased and other short-term debt	75	(80)	(5)
Long-term debt	549	(225)	324
Total interest expense	480	(1,437)	(957)
Net interest income	$(282)	$936	$654

	Three months ended September 30, 2008 compared to 2007 Increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities	$(55)	$(89)	$(144)
Short-term investments	(6)	(1)	(7)
Loans	246	(249)	(3)
Total interest income	185	(339)	(154)

INTEREST EXPENSE
NOW and Super NOW deposits	(1)	—	(1)
Savings and insured money market deposits	(65)	(340)	(405)
Time deposits	112	(213)	(101)
Federal funds purchased and other short-term debt	54	(65)	(11)
Long-term debt	243	(91)	152
Total interest expense	343	(709)	(366)
Net interest income	$(158)	$370	$212

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

The primary source of liquidity for the parent company is dividends from the Bank. OCC regulations permit the Bank to pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of September 30, 2008, the Bank would require OCC approval to pay dividends. If the change in tax legislation concerning Freddie Mac preferred securities, as discussed in "Results of Operations--Comparison of the three month periods ended September 30, 2008 and 2007," had been in effect on September 30, 2008, the Bank would have allowed a dividend to have been paid without prior OCC approval.

For the nine months ended September 30, 2008, cash used in investing activities of $14.8 million was partially offset by cash generated from operating activities of $3.6 million along with cash provided from financing activities of $9.9 million. The net decrease of $1.3 million in cash flow brought cash and cash equivalents down to $9.1 million. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or More at September 30, 2008, dollars in thousands:

Deposits
Due three months or less	$10,764
Over three months through six months	8,142
Over six months though twelve months	7,137
Over twelve months	11,062
$37,105

E.  Results of Operations

Comparison of the three month periods ended September 30, 2008 and 2007

Net income for the third quarter of 2008 decreased $3,345,000 to a loss of $2,186,000 compared to net income of $1,159,000 for the same period in 2007. This overall decrease was primarily due to a decrease in non-interest income of $3,389,000 partially offset by a $128,000 increase in net interest income after provision for loan losses and a $26,000 reduction in non-interest expense. Net interest income after provision for loan losses increased $128,000 due to a $366,000 reduction of interest expense which was partially offset by an increase of $100,000 in provision for loan losses, and a decrease in interest income of $138,000. The decrease in non-interest income was principally due to a $4,829,000 impairment charge on FHLMC (Freddie Mac) preferred stock with a carrying value of $5.1 million that the Company holds in its investment portfolio, offset by a life insurance death benefit of $1,522,000. On September 7, 2008, the US Treasury placed Freddie Mac under conservatorship which negatively impacted the value of such preferred stock. The Company’s annualized return (loss) on average assets was (2.2)% for the three months ended September 30, 2008 down from 1.2% for the same period last year. The annualized return (loss) on average stockholders’ equity was (20.1%) and 10.8% for the three months ended September 30, 2008 and 2007, respectively.

Total interest income decreased $138,000 to $5,757,000 or 2.3%, with $128,000 of the decrease attributable to income on investment securities primarily resulting from the discontinuance of dividends on Freddie Mac preferred stock, and the reduction in the size of the investment portfolio. Interest expense decreased $366,000 or 17.3% from $2,122,000 for the three months ended September 30, 2007 compared to $1,756,000 for the three months ended September 30, 2008. The majority of the decrease came from a 27.2% or $507,000 decrease in interest expense on deposits to $1,356,000 at September 30, 2008 partially offset by a $152,000 increase in interest expense on Federal Home Loan Bank borrowings. Total interest expense decreased as a result of a decrease in the overall rate paid on interest bearing liabilities partially offset by the increased borrowings.

The total average balance for earning assets was $365,032,000 for the three month period ended September 30, 2008 compared to $360,312,000 for the same three month period in 2007, an increase of $4,720,000 or 1.3%. The overall yield on average interest earning assets decreased 26 basis points from 6.81% in 2007 to 6.55% in 2008. An increase in average loans of $10,403,000 or 4.1%, partially offset by a decrease in average securities of $5,175,000 or 4.8%, and a decrease in short-term investments, which are Federal funds sold, of $508,000, accounted for the change from September 30, 2007 to September 30, 2008.

Tax equivalent net interest income increased $212,000 or 5.3% in the third quarter of 2008 compared to the same period in 2007, primarily due to falling short-term interest rates. The yield on investment securities decreased 29 basis points from 5.41% in the third quarter of 2007 to 5.12% in the third quarter of 2008 as the result of calls of higher yielding securities. The yield on short-term investments decreased by 471 basis points from 5.15% to 1.75% for the quarter ended September 30, 2008 as compared to the prior year with a decrease of $508,000 or 85.5% from prior year levels. The yield on the total loan portfolio decreased by 26 basis points in the quarter ended September 30, 2008 compared to the third quarter of 2007 on a $4,720,000 or 1.3% increase in total average loans. The average yield on real estate mortgage loans, which comprise a major portion of the loan portfolio, increased 9 basis points on an increase of $7,932,000 or 4.4% for the three month period primarily due to a shift from adjustable rate to higher yielding fixed rate products. The remaining loan categories had decreased yields for the quarter ended September 30, 2008 compared to the same period in 2007 primarily due to their variable rate features which decreased as the prime rate fell. Time and demand loans decreased $877,000 or 3.5% to $24,248,000 for the quarter ended September 30, 2008, with a 268 basis points decrease in yield. Home equity loans had a 41 basis point decrease to 6.27% at September 30, 2008 on an increase of $4,262,000 or 16.8% in average loans.

During the three months ended September 30, 2008, the Company was able to price its deposits at lower rates which resulted in a 68 basis point decrease in the cost on interest bearing deposits for the three month period ended September 30, 2008 as compared to the same period in 2007 with the overall yield on interest bearing liabilities decreasing 62 basis points to 2.52% in 2008, from 3.14% in 2007. The total average balance for interest bearing liabilities was $278,884,000 for the quarter ended September 30, 2008 compared to $270,495,000 for the corresponding period in 2007, an increase of $8,389,000 or 3.1%.

Decreases in deposits and maturing long term fixed rate debt are being replaced with lower rate debt. Average short-term debt increased $4,108,000 or 86.3% and average long term debt increased $18,438,000 or 121.6% to $33,603,000 at September 30, 2008 from the same period in 2007. Average short-term debt rates decreased 295 basis points to 2.35% for the three months ended September 30, 2008. Interest rates on average long-term debt also decreased for the same period by 103 basis points from 5.17% in 2007 to 4.14% in 2008. Average deposits decreased $14,157,000 or 5.6% to $236,415,000 for the quarter ended September 30, 2008 compared to the third quarter of 2007. Average savings and insured money market deposits decreased $22,228,000 or 20.9% to $84,168,000 due to market pressure. The Bank decided not to compete by offering higher rates to maintain deposits and has used alternate sources of funding as noted above. Partially offsetting these decreases were an increase in average time deposits of $9,384,000 or 8.3% to $121,951,000 which increased despite brokered deposit maturing for $5,052,000. The overall net interest margin increased 36 basis points from 3.67% in the third quarter of 2007 to 4.03% in the third quarter of 2008.

The provision for loan losses increased $100,000 for the three months ended September 30, 2008 compared to no provision for the third quarter in 2007 due to the increased level of charge-offs occurring in 2008. The Company has no exposure to subprime loans as it holds none in its loan portfolio.

Non-interest income was $953,000 for the third quarter of 2007 compared to a loss of $2,436,000 for the same period in 2008, a decrease of $3,389,000. This decrease was due an impairment charge on Freddie Mac preferred stock during the 2008 third quarter of $4,829,000 partially offset by proceeds on a bank owned life insurance (BOLI) policy of $1,522,000 received as a result of the death of a former employee during the 2008 quarter.

Non-interest expenses were $3,262,000 for the third quarter of 2007 compared to $3,288,000 for the same period in 2008, an increase of $26,000 or 0.8%, of which the largest components were other non-interest expense increase of $20,000 or 2.3%, and an increase of $10,000 or 0.5% in salaries and employee benefits partially offset by a $4,000 reduction in occupancy and equipment.

Income tax expense was $305,000 for the three month period ended September 30, 2007 compared to $363,000 for the corresponding period in 2008, an increase of $58,000. The Company’s effective tax rates were (19.9%) and 20.8% for the three month periods ended September 30, 2008 and 2007, respectively. The effective tax rate for 2008 was due principally to the life insurance tax benefit being tax exempt and the impairment loss on the Freddie Mac preferred stock not generating a tax benefit in the third quarter. Legislation on October 4, 2008 with respect to Freddie Mac preferred stock, allows losses associated with Freddie Mac preferred securities to be taxed as an ordinary loss. However, generally accepted accounting principles prevents the realization of the tax benefit which will total $1,908,000 until the fourth quarter of 2008.

Comparison of the nine month periods ended September 30, 2008 and 2007

Net income for the first nine months of 2008 decreased $3,337,000 to $69,000 compared to $3,406,000 for the same period in 2007. This overall decrease was primarily due to a $3,364,000 decrease in non-interest income, a $208,000 increase in non-interest expense, partially offset by a $121,000 increase in net interest income after provision (credit) for loan losses. Net interest income after provision (credit) for loan losses increased $121,000 due to a $957,000 reduction of interest expense, partially offset by an increase of $510,000 in provision for loan losses and a decrease in interest income of $326,000. The decrease in non-interest income was principally due to a $4,829,000 impairment charge on Freddie Mac preferred stock with a carrying value of $5.1 million that the Company holds in its investment portfolio, offset by a life insurance death benefit of $1,522,000. On September 7, 2008, the US Treasury placed Freddie Mac under conservatorship which negatively impacted the value of such preferred stock. The Company’s annualized return on average assets was 0.0% for the nine months ended September 30, 2008 down from 1.2% for the same period last year. The annualized return on average stockholders’ equity was 0.2% and 10.9% for the first nine months of 2008 and 2007, respectively.

Total interest income decreased $326,000 to $17,311,000 or 1.9%, with $138,000 of the decrease on loan interest and fees and $104,000 attributable to income on investment securities primarily resulting from calls and maturities of higher yielding securities and a reduction in the investment portfolio. Interest expense decreased $957,000 or 14.8% from $6,464,000 for the nine months ended September 30, 2007 compared to $5,507,000 for the nine months ended September 30, 2008. The majority of the decrease came from a 22.3% or $1,276,000 decrease in interest expense on deposits to $4,446,000 at September 30, 2008, partially offset by a $324,000 increase in interest expense on Federal Home Loan Bank borrowings. Total interest expense decreased as a result of a decrease in the overall rate paid on interest bearing liabilities partially offset by the increased borrowings.

The total average balance for earning assets was $360,722,000 for the nine month period ended September 30, 2008 compared to $359,016,000 for the same nine month period in 2007, an increase of $1,706,000 or 0.5%. The overall yield on average interest earning assets decreased 14 basis points from 6.81% in 2007 to 6.67% in 2008. Average security holdings decreased $5,013,000 or 4.7% as well as average federal funds sold, which decreased $1,488,000 or 50.5%. Partially offsetting these decreases was an increase in the average loan portfolio of $8,207,000 or 3.3%.

Tax equivalent net interest income increased $654,000 in the first nine months of 2008 compared to the same period in 2007, primarily due to lower interest rates paid on interest bearing liabilities amounting to a $957,000 reduction in interest expense. Decreased interest income on interest bearing assets partially offset these gains by $303,000. The yield on average investment securities increased 16 basis points from 5.39% in 2007 to 5.55% in 2008 due to maturing securities being replaced with higher yielding instruments and dividends on Freddie Mac preferred stock. The increased yield in the investment securities due to the Freddie Mac preferred stock dividends was 52 basis points for the nine months ended September 30, 2008. Dividends on Freddie Mac preferred stock were discontinued when that company was placed into conservatorship by the US Treasury in September 2008. The yield on the total average loan portfolio decreased by 31 basis points in the nine months ended September 30, 2008 compared to the first nine months of 2007. Several of the average rates for loan categories decreased. The average yield and balance of real estate mortgage loans, the major portion of the loan portfolio, increased 3 basis points and $5,904,000 for the nine month period, respectively. Home equity loans increased $2,712,000 or 11.0% in average balance due to a special promotion to increase this portfolio. The yield on home equity loans decreased 38 basis points due to new loans replacing higher rate loans. Average time and demand loans decreased $664,000 for the nine month period with a 253 basis point decrease. The rate decreases were due primarily to the variable rate features in the loan product.

The overall net interest margin increased 22 basis points from 4.41% in the first nine months of 2007 to 4.63% in the first nine months of 2008 due to the lower rates paid on interest bearing liabilities. The changing interest rate environment caused the Company to re-price its deposits which resulted in a 54 basis point decrease in the rate paid on interest bearing deposits for the nine month period ended September 30, 2008 as compared to the same period in 2007. Decreases in deposits and maturing long term fixed rate debt were replaced with lower rate debt. Average short-term debt increased $1,884,000 or 95.5% and long term debt increased $14,131,000 or 82.8% to $31,201,000 at September 20, 2008 from the same period in 2007. Rates on short-term debt, primarily Federal funds sold, decreased 278 basis points to 2.56% for the nine months ended September 30, 2008. Interest rates on fixed borrowings, which are primarily Federal Home Loan borrowings, also decreased for the same period by 96 basis points from 5.18% in 2007 to 4.22% in 2008.

The provision (credit) for loan losses was $140,000 for the nine months ended September 30, 2008 and ($370,000) for the nine months ended September 30, 2007, an increase in the provision of $510,000. This increase was principally attributable to the $441,000 recovery in the 2007 period previously mentioned in our 2007 Form 10-K.

Non-interest income was a loss of $745,000 for the first nine months of 2008 compared to income of $2,619,000 for the same period in 2007, a decrease of $3,364,000 or 128.5%. $4,790,000 of this decrease was primarily in net security losses as a result of the recognition of an impairment loss on Freddie Mac preferred stock of $4,829,000 at September 30, 2008. Losses on foreclosed real estate of $53,000 in the third quarter of 2008 versus a $2,000 gain in the third quarter of 2007 resulted in a decrease of $55,000 for the nine months ended September 30, 2008. Partially offsetting these losses was the recognition of the life insurance proceeds from BOLI policy which exceeded the cash surrender value and resulted in income of $1,522,000.

Non-interest expenses were $9,893,000 for the first nine months of 2008 compared to $9,685,000 for the same period in 2007, an increase of $208,000 or 2.2%. This increase reflects a $190,000 increase in other non-interest expense due to increases in consulting fees of $113,000, a FDIC assessment $49,000 and printing and stationary cost of $33,000. Occupancy and equipment expense increased $52,000 and salary and employee benefits decreased $34,000 for the nine months ended September 30, 2008 versus the same period in 2007.

Income tax expense was $1,071,000 for the nine month period ended September 30, 2007 compared to $957,000 for the corresponding period in 2008, a decrease of $114,000 or 10.6%. The Company’s effective tax rates were 93.3% and 23.9% for the nine month periods ended September 30, 2008 and 2007, respectively. The effective tax in 2008 was largely due to the loss on Freddie Mac preferred stock not impacting tax expense in accordance with generally accepted accounting principles, combined with income on life insurance death benefits being tax exempt. Effective October 4, 2008, tax legislation has allowed losses associated with Freddie Mac preferred stock to be taxed as an ordinary loss, with the tax benefit of $1,908,000 to be recorded in the fourth quarter of 2008.

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

Property acquired through foreclosure (foreclosed real estate) is stated at the lower of cost or fair value less selling costs. Credit losses arising at the time of the acquisition of property are charged against the allowance for loan losses. Any additional write-downs to the carrying value of these assets that may be required, as well as the cost of maintaining and operating these foreclosed properties, are charged to expense. Lease payments on rental properties are used to reduce the carrying value of the property. Additional write-downs are recorded in a valuation reserve account that is maintained asset by asset.

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

ITEM 4. CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007,except as follows:

The Bank can only pay dividends with the approval of the OCC.
The Company’s ability to pay dividends depends largely on its ability to receive dividends from the Bank. The Bank is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared exceeds its net profits for the current year to date plus net retained profits from the preceding two years less dividends declared in such years. As of September 30, 2008, the Bank was no longer able to pay dividends to the Company largely as a result of dividends paid in 2006 and 2007 for the purchase of treasury stock and the reduced earnings in the third quarter. For further information on this topic, see Management’s Discussion and Analysis – Liquidity.

Declining residential and commercial real estate values could threaten the soundness and collectability of the real estate loans in the Bank’s portfolio.
At September 30, 2008, 65.3% of the total assets of the Company, or $259,772,000, consisted of net loans. Of that amount, $219,991,000, or 84.7% or net total loans, were secured by residential or commercial real estate. Based on information from local real estate agents, the average residential real estate sales price in its primary market area for the quarter ended September 30, 2008 has fallen approximately 20% from the average residential real estate sales price for the comparable quarter in 2007. See Management’s Discussion and Analysis – Nonaccrual and Past Due Loans.

Declining tax revenues could threaten the soundness of the Bank’s investments in certain securities.
The Bank owns local non-rated municipal securities which are intended to be held until maturity. At September 30, 2008, the book value of these investment securities was $6,536,000. If declining economic activity and real estate values result in significant reduced tax revenues to the municipal entities which issued these securities, the entities could be forced to default on repayment of the securities, having an adverse effect on the Bank’s financial condition.

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

JEFFERSONVILLE BANCORP
(Registrant)

/s/ Raymond Walter
Raymond Walter
President and Chief Executive Officer

/s/ Virginia Sanborn
Virginia Sanborn
Controller and Principal Accounting and Financial Officer

November 10, 2008