Form 10-K
period 2008-12-31
JEFFERSONVILLE BANCORP
filed 2009-03-23
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Large accelerated filer ☐   Accelerated filer  ☐   Non-accelerated filer  ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,481,000 based on the closing price of $11.90 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2009
Common Stock, $0.50 par value per share	4,234,321 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held	Part III Items 10, 11, 12, 13 and 14
April 28, 2009 (Proxy Statement)

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

At December 31, 2008 and 2007, the Company had total assets of $398.6 million and $387.4 million, securities available for sale of $85.8 million and $92.1 million, securities held to maturity of $5.8 million and $6.3 million and net loans receivable of $264.4 million and $249.6 million, respectively. At December 31, 2008 and 2007, total deposits were $296.7 million and $299.2 million, respectively. At December 31, 2008 and 2007, stockholders’ equity was $42.6 million and $44.0 million, respectively.

The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank has nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 129 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

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

The Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available on the Company’s website, www.jeffbank.com or upon request submitted to John A. Russell, P.O. Box 398, Jeffersonville, New York 12748.

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2008, 2007 and 2006.

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

Please see item 7, Results of Operations 2008 versus 2007 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (home equity lines of credit, unsecured revolving lines of credit) and closed-end credit secured and unsecured installment loans. Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system and a decentralized underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

Residential Real Estate Loans. The Company originates a variety of mortgage loan products including fixed rate mortgages and adjustable rate mortgages. All mortgage loans originated are held in the Bank’s portfolio. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower’s employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

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

On November 28, 2006, the Bank entered into a formal written agreement with the OCC. The agreement provided for a comprehensive action plan designed to enhance the Board of Directors’ and management’s supervision of the Bank, credit risk management and regulatory compliance, including compliance with the Bank Secrecy Act and related anti-money laundering laws. The OCC determined that the agreement was no longer needed and terminated the agreement on December 9, 2008.

The Company is subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies having the highest regulatory ratings for safety and soundness to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. All other bank holding companies are required to maintain an additional capital cushion of 100 to 200 basis points. The Federal Reserve capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2008, the Company’s leverage ratio was 10.9%, its ratio of Tier 1 capital to risk-weighted assets was 15.9%, and its ratio of qualifying total capital to risk-weighted assets was 17.1%. The Federal Reserve may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC. As of December 31, 2008, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 10.9%, its ratio of Tier 1 capital to risk-weighted assets were 15.9%, and its ratio of qualifying total capital to risk-weighted assets was 17.1%.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2008, the Bank had approximately $1.2 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. As of January 1, 2009, all insured institutions will pay a base rate annual assessment of 12 to 50 basis points (a basis point is $0.01 per $100 of assessable deposits) for the first quarter of 2009 based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. This is a substantial increase from the base rate assessment of 2 to 43 basis points that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 that will change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that, unless amended during the public comment period, will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. The special emergency assessment, if imposed, will be charged on June 30, 2009 and collected on September 30, 2009. The Reform Act legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank received a total credit of approximately $239,000. This credit offset a substantial portion of its 2008 deposit insurance assessment. Due to the full utilization of the Bank’s credit, the systemic increase in deposit insurance assessments, and the special emergency assessment, the Bank will be subject to increased deposit premium expenses in future periods. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”) that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. Participating institutions will be assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies. The Bank opted to remain in the transaction account guarantee portion of the TLGP, but opted out of the debt guarantee portion.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2008, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0114 per $100 of deposits for the first quarter of 2008 to $0.0110 per $100 of deposits for the fourth quarter of 2008. The Bank paid $119,083 of FICO assessments in 2008. For the first quarter of 2009, the FICO assessment rate is $0.0114 per $100 of deposits.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2008, the Bank satisfied this requirement.

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

Under the Gramm-Leach-Bliley Act (“GLB Act”), all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. In addition the Fair and Accurate Credit Transactions Act (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated by the Federal Reserve and FTC, including recent rules regarding limitations of affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.

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

Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act (“HMDA”) to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates are the subject of any HMDA investigation.

In the past two years, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant write-downs in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that pursuant to its authority under the EESA it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009. The Company chose not to participate in the TARP Capital Purchase Program.

TAXATION

The Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Current tax expense:
Federal	$1,135	$1,302	$1,428
State	57	43	169
Deferred tax (benefit)	(2,053)	(76)	(357)
Total income tax expense	$(861)	$1,269	$1,240

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

COMPETITION

The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 37 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

With respect to most of the services that the Bank offers, there is competition from financial institutions other than commercial banks. Money market funds and internet banks actively compete with banks for deposits. Savings banks, savings and loan associations and credit institutions, as well as consumer finance companies, insurance companies and pension trusts are important competitors. The Bank’s ability to maintain profitability is also affected by competition for loans.

NUMBER OF PERSONNEL

At December 31, 2008, there were 129 persons employed by the Bank.

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

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition the Bank also cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2008, approximately $1.2 million was available for the payment of dividends without prior OCC approval.

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

The Company’s profitability depends significantly on local and national economic conditions.

We make loans, and most of our assets are located, in Sullivan County, New York as well as some adjacent areas in New York and Pennsylvania. Adverse changes in economic conditions in these markets could hurt our ability to collect loans, could reduce the demand for loans, and otherwise could negatively affect our performance and financial condition. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

2008 was highlighted by significant disruption and volatility in the financial and capital marketplaces. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the mortgage activity of the secondary market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis in many domestic markets during 2008. These conditions have had a negative impact on the financial industries centered in the metro New York City [NYC] areas resulting in job losses. While Sullivan County is not located in the metro NYC area, it is a benefactor of individuals who own second homes in Sullivan County and tourists visiting Sullivan County. The corresponding impact of reduced earnings among individuals who live in metro NYC could have a negative impact on Sullivan County businesses.

As a lender, we may be adversely affected by general economic weaknesses, and, in particular, a sharp downturn in the housing industry in the states of New York and Pennsylvania. The impact of sub-prime lending has led to higher foreclosure rates and the reduction in real estate values in Sullivan County. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in an increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences.

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. The Emergency Economic Stabilization Act of 2008 (the “EESA”), was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. Other government action, such as the recently announced Homeowner Affordability and Stability Plan are intended to prevent mortgage defaults and foreclosures, which may provide benefits to the economy as a whole, but may reduce the value of certain mortgage loans or related mortgage-related securities investors such as the Company may hold. There can be no assurance as to the actual impact that these or other government actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Declining residential and commercial real estate values could threaten the soundness and collectability of the real estate loans in the Bank’s portfolio.

At December 31, 2008, 66.3% of the total assets of the Company, or $264,393,000, consisted of net loans. Of that amount, $227,377,000, or 86.0% of net total loans, were secured by residential or commercial real estate. Based on information from the National Association of Realtors, the average residential real estate sales price in its primary market area for the quarter ended December 31, 2008 has fallen approximately 14% from the average residential real estate sales price for the comparable quarter in 2007. See Management’s Discussion and Analysis – Nonaccrual and Past Due Loans.

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

The Bank owns local non-rated municipal securities which are intended to be held until maturity. At December 31, 2008, the book value of these investment securities was $5,765,000. If declining economic activity and real estate values result in significant reduced tax revenues to the municipal entities which issued these securities, the entities could be forced to default on repayment of the securities, having an adverse effect on the Bank’s financial condition.

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

The Company’s leases for Wal*Mart, Wurtsboro and Callicoon expire in 2009, 2010, and 2012 respectively. Renewal options exist at Wal*Mart for an additional 5 years and for Callicoon, an additional 15 years. Future minimum lease payments are disclosed under the title Contractual Obligations in Item 7.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2008:

2008
(In thousands)

Land	$837
Buildings and improvements	5,618
Furniture and fixtures	191
Equipment	4,262
10,908
Less accumulated depreciation and amortization	(6,596)
Total premises and equipment, net	$4,312

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. The following investment firms are known to handle Jeffersonville Bancorp stock transactions: Citigroup Global Markets, Inc.; Knight Equity Markets, L.P.; Hill, Thompson, Magid and Co.; Susquehanna International Group, LLP; UBS Securities, LLC. The following table shows the range of high and low sale prices for the Company’s stock and cash dividends paid for the quarters indicated.

	Sales low	Sales high	Cash Dividends paid

Quarter Ended:
March 31, 2008	$11.34	$14.00	$0.13
June 30, 2008	$11.01	$14.35	$0.13
September 30, 2008	$10.11	$12.00	$0.13
December 31, 2008	$8.82	$11.00	$0.13

March 31, 2007	$17.08	$19.25	$0.12
June 30, 2007	$18.01	$19.00	$0.12
September 30, 2007	$15.50	$18.66	$0.12
December 31, 2007	$13.04	$16.35	$0.14

Number of Holders of Record. At the close of business on March 1, 2009, the Company had 1,350 stockholders of record of the 4,234,321 shares of common stock then outstanding.

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

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock for the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an investment of $100 on December 31, 2003 and the reinvestment of all dividends since that date to December 31, 2008 and is compared to the cumulative total return of the NASDAQ - Composite Index and American Banker’s Association NASDAQ Community Bank Index. The data used was obtained from published sources and is believed to be accurate.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
FISCAL YEAR ENDED DECEMBER 31, 2008
JEFFERSONVILLE BANCORP

	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Index:
Jeffersonville Bancorp	100.00	105.85	133.19	108.92	84.96	64.12
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
ABA NASDAQ Community Bank Index	100.00	118.23	117.77	133.51	103.00	85.45

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
RESULTS OF OPERATIONS
Interest income	$22,953	$23,479	$23,881	$22,170	$20,820
Interest expense	7,228	8,615	8,211	5,402	4,051
Net interest income	15,725	14,864	15,670	16,768	16,769
Provision (credit) for loan losses	265	(370)	90	180	360
Net income	2,702	4,275	4,943	5,725	6,171

FINANCIAL CONDITION
Total assets	$398,567	$387,430	$397,291	$387,343	$365,523
Total deposits	296,724	299,242	325,073	312,096	293,094
Gross loans	267,563	252,985	250,760	244,261	224,236
Stockholders’ equity	42,662	43,958	41,275	42,519	39,646

	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)

AVERAGE BALANCES
Total assets	$393,964	$389,384	$400,535	$374,413	$361,783
Total deposits	300,984	315,941	326,136	297,643	291,426
Gross loans	259,713	250,277	246,890	238,993	211,846
Stockholders’ equity	43,929	42,249	42,272	41,350	37,149

FINANCIAL RATIOS
Net income to average total assets	0.69%	1.10%	1.23%	1.53%	1.71%
Net income to average stockholders’ equity	6.15%	10.12%	11.69%	13.85%	16.61%
Average stockholders’ equity to average total assets	11.15%	10.85%	10.55%	11.04%	10.27%

SHARE AND PER SHARE DATA
Basic earnings per share	$0.64	$1.00	$1.13	$1.29	$1.39
Dividends per share	$0.52	$0.50	$0.48	$0.44	$0.40
Dividend payout ratio	81.49%	49.92%	42.44%	34.04%	28.78%
Book value at year end	$10.08	$10.38	$9.59	$9.59	$8.94
Total dividends paid	$2,202,000	$2,134,000	$2,098,000	$1,949,000	$1,776,000
Average number of shares outstanding	4,234,321	4,266,397	4,376,494	4,434,321	4,434,321
Shares outstanding at year end	4,234,321	4,234,321	4,305,348	4,434,321	4,434,321

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS FOR 2008 AND 2007

	31-Mar	30-Jun	30-Sep(1)	31-Dec(1)	Total
	(Dollars in thousands, except per share data)
2008
Interest income	$5,839	$5,715	$5,757	$5,642	$22,953
Interest expense	(1,975)	(1,776)	(1,756)	(1,721)	(7,228)
Net interest income	3,864	3,939	4,001	3,921	15,725
Provision for loan losses	—	(40)	(100)	(125)	(265)
Non-interest income	822	869	(2,436)	575	(170)
Non-interest expenses	(3,375)	(3,230)	(3,288)	(3,556)	(13,449)
Income before income taxes	1,311	1,538	(1,823)	815	1,841
Income tax (expense) benefit	(257)	(337)	(363)	1,818	861
Net income	$1,054	$1,201	$(2,186)	$2,633	$2,702
Basic earnings per share	$0.25	$0.28	$(0.52)	$0.63	$0.64

2007
Interest income	$5,951	$5,791	$5,895	$5,842	$23,479
Interest expense	(2,197)	(2,145)	(2,122)	(2,151)	(8,615)
Net interest income	3,754	3,646	3,773	3,691	14,864
Credit for loan losses	370	—	—	—	370
Non-interest income	866	800	953	851	3,470
Non-interest expenses	(3,329)	(3,094)	(3,262)	(3,475)	(13,160)
Income before income taxes	1,661	1,352	1,464	1,067	5,544
Income taxes	(402)	(364)	(305)	(198)	(1,269)
Net income	$1,259	$988	$1,159	$869	$4,275
Basic earnings per share	$0.29	$0.23	$0.27	$0.21	$1.00
[1]
In the quarter ended September 30, 2008, the Company recognized an impairment charge of $4.8 million on its FHLMC preferred stock. The related tax benefit of $1.1 million was recognized in the quarter ending December 31, 2008 due to the loss being reclassified as ordinary for tax purposes.

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

The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic conditions, primarily interest rates trends, affecting the entire banking industry. Changes in net interest income have the greatest impact on the Company’s net income.

National economic performance deteriorated significantly in 2008. Subprime lending problems battered large banks and investment companies, leading to the disappearance of some and direct and indirect government support for others. The past year witnessed a material drop in market values of new and existing homes. Retail sales levels dropped despite heavy holiday discounting. Furthermore, the U.S.-based automobile industry has asked for significant government funding to stay afloat.

Locally, our economy is also suffering. Real estate values are declining as the inventory of unsold homes has increased. The construction industry is negatively affected by the decline in real estate sales and growing inventory of existing housing. Lack of commercial growth also impacts the construction industry, which in turn creates a decline in demand from suppliers of building materials as well as for construction workers. Nevertheless, there are reasons to believe that local economic conditions and employment prospects may not be so severe. A proposed “Entertainment City” development, a $1 billion dollar project that is expected to incorporate the current “racino” and harness racing track in Monticello, is currently under construction on the site of the former Concord Resort and may create thousands of construction and permanent jobs in Sullivan County. In addition, some Native American tribes have proposed casino gaming projects in Sullivan County. The forthcoming completion of the Millennium natural gas pipeline project will create a greatly expanded and bi-directional transportation route for local natural gas production and storage. Energy companies are exploring the possibility of drilling into previously unreachable natural gas reserves in western Sullivan County thought to contain up to 516 trillion cubic feet of natural gas. This project is expected to promote economic development in Sullivan County.

The Company has underwritten loans using the same conservative standards that have been the foundation of the Company since its inception. Our overall asset quality remains strong. Management believes the Company will weather this economic downturn, as it has survived many others in the past, with sound financial decisions.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FINANCIAL CONDITION

Total assets increased by $11.2 million or 2.9% to $398.6 million at December 31, 2008 from $387.4 million at December 31, 2007. The increase was primarily due to a $14.8 million or 5.9% increase in loans, net of allowance, from $249.6 million at December 31, 2007 to $264.4 million at December 31, 2008 and a $3.3 million or 62.3% increase in other assets from $5.3 million to $8.6 million at December 31, 2008. Partially reducing these increases was a decrease in securities available for sale of $6.3 million or 6.8% from $92.1 at December 31, 2007 to $85.8 at December 31, 2008. Loan growth was funded by calls and maturities of securities available for sale and borrowings with the Federal Home Loan Bank (FHLB). Deposits decreased $2.5 million or 0.8% from $299.2 million at December 31, 2007 to $296.7 million at December 31, 2008. The decrease in deposits was due to $5.0 million of brokered deposits being paid off that were partially replaced with core deposits. Time deposits increased $15.1 million or 12.5% from $121.0 million at December 31, 2007 to $136.1 million at December 31, 2008. Savings and insured money market accounts decreased $14.2 million or 16.1% to $73.8 million at December 31, 2008 from $88.0 million at December 31, 2007. Non-deposit liabilities increased by 33.8% in 2008 from $44.2 million at December 31, 2007 to $59.2 million at December 31, 2008. The liabilities were primarily long- and short-term borrowings from the Federal Home Loan Bank of New York.

In 2008, total gross loans increased $14.6 million or 5.8% from $253.0 million to $267.6 million. Within the loan portfolio, residential real estate, commercial real estate and home equity loans increased by $6.6 million or 6.8%, $8.2 million or 9.6%, and $5.1 million or 19.7%, respectively. These increases were partially offset by construction loans which decreased by $2.8 million or 50.5% and decreases of $1.2 million and $1.4 million in commercial loans and consumer installment loans respectively at December 31, 2008. The growth in residential and commercial real estate loans and home equity loans reflects the Company’s strategy to conservatively grow the real estate portfolio. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans because of the value of the underlying collateral. The Company remains committed to maintaining loan credit quality and sacrificing growth in the loan portfolio, if necessary.

There was a $1.2 million increase in foreclosed real estate at December 31, 2008, from $35,000 at December 31, 2007 as the result of a foreclosure on a commercial loan. The commercial property is under a lease agreement, with lease payments being recorded in income. Total nonperforming loans increased $1.5 million from $4.6 million at December 31, 2007 to $6.1 million at December 31, 2008 as a result of increases of $0.4 and $1.7 million in residential and commercial mortgages, respectively, partially offset by a decrease of $0.6 million in commercial loans, which includes a transfer of a $1.3 million commercial loan to foreclosed real estate. Net loan (charge-offs) recoveries increased from $206,000 in 2007 to $(447,000) in 2008 due to a recovery in 2007 as discussed below in “Provision for Loan Losses”. At December 31, 2008, the allowance for loan losses equaled $3.2 million representing 1.18% of total gross loans outstanding and 51.8% of total nonperforming loans.

Total stockholders’ equity was $42.6 million at December 31, 2008, a decrease of $1.3 million from December 31, 2007 of $44.0 million. This decrease was the result of cash dividends of $2.2 million, the cumulative effect of adopting EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements in the amount of $255,000 and an increase in accumulated other comprehensive loss of $1.5 million partially offset by $2.7 million of net income.

RESULTS OF OPERATIONS 2008 VERSUS 2007

Net Income

Net income for 2008 of $2.7 million decreased 36.8% or $1,573,000 from 2007 net income of $4.3 million. The lower earnings level in 2008 reflects the interaction of a number of factors. The most significant factor which reduced 2008 net income was a decrease in other non-interest income of $3.6 million partially offset by a reduction of income tax expense of $2.1 million. The $3.6 million decrease in other non-interest income was due primarily to impairment charges of Freddie Mac Preferred stock in the amount of $5.2 million partially offset by $1.5 million in insurance proceeds from bank owned life insurance. Other changes were an increase in net interest income of $861,000 offset by an increase in provision for loan losses of $635,000 and an increase in other non-interest expenses of $289,000. Net interest income increased $861,000 due to a decrease in interest expense of $1,387,000 partially offset by a decrease of $526,000 in interest income. The provision (credit) for loan losses increased $635,000, from $(370,000) in 2007, which was primarily the result of a large recovery that year, to $265,000 in 2008 as discussed in the “Summary of Loan Loss Experience” below. The increase in total non-interest expense of $289,000 was primarily the result of a $176,000 increase in other non-interest expense, composed mainly of $103,000 in consulting fees and $60,000 in FDIC assessment fees, and a $78,000 increase in salaries and employee benefits. Net interest income increased $0.9 million from $14.8 million in 2007 to $15.7 million in 2008. Interest expense on deposits decreased $1.8 million or 23.8% from $7.5 million to $5.7 million. Partially offsetting this was an increase in interest on Federal Home Loan Bank (FHLB) borrowings of $0.5 million or 50.3% due to increased levels of these borrowings, a decrease in loan interest and fees of $297,000 or 1.6% to $18.3 million from $18.6 million, and a decrease in interest on securities of $140,000 or 3.0%. Decreased interest rates on loans and decreased levels of both investment securities and federal funds sold accounted for the decrease in earnings. Interest expense on deposits decreased $1.8 million or 23.8% primarily due to falling interest rates and market pressure. Salary and employee benefit expense increased $78,000 or 1.0%. Occupancy and equipment expense increased $35,000. Other non-interest expense increased $176,000 due to increased FDIC assessments and consulting costs associated with staff training.

Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $16.6 million for 2008 represented an increase of 5.2% over 2007. Net interest margin increased 17 basis points to 4.59% in 2008 compared to 4.42% in 2007, due to overall decreases in interest bearing liability rates.

Total tax equivalent interest income for 2008 was $23.8 million, compared to $24.4 million in 2007. The decrease in 2008 is largely the result of a decrease in the average yield on interest earning assets from 6.83% in 2007 to 6.59% in 2008. Total average securities (securities available for sale and securities held to maturity) decreased $3.6 million or 3.5% in 2008 to $101.1 million. The yield on total securities increased 1 basis point to 5.41% in 2008 from 5.40% in 2007. During 2008, total average securities and short-term investments decreased a total of $4.8 million. Average loans increased $9.4 million to $259.7 million from $250.3 million in 2007, with a 38 basis point decrease in yields from 7.45% in 2007 to 7.06% in 2008. Loan growth in real estate and fixed rate home equity loans amounted to $6.6 million and $3.3 million respectively. Due to falling interest rates, new fixed rate loans have brought the average loan yields down. Real estate and home equity loans yields decreased by 3 and 46 basis points respectively. Time and demand loans, which are tied to the Bank’s prime rate, decreased 260 basis points in yield and $0.3 million in volume.

Total interest expense in 2008 decreased $1.4 million to $7.2 million from $8.6 million in 2007 primarily as a result of a decrease in average rates paid on total interest bearing liabilities from 3.17% in 2007 to 2.59% in 2008. The average balance of interest bearing liabilities increased from $272.0 million in 2007 to $278.7 million in 2008, an increase of 2.4%. The increase was result of an $18.9 million increase in average borrowings partially offset by a $12.3 million decrease in average interest bearing deposits. Brokered deposits of $5.0 million matured (an average balance of $3.3 million) during 2008 and were not replaced. During 2008, the average cost of total interest bearing liabilities decreased by 58 basis points from 3.17% to 2.59%. Average interest bearing deposits decreased $12.3 million to $238.7 million in 2008, a decrease of 4.9%. Interest rates on interest bearing deposits decreased by 59 basis points from an average rate paid of 3.00% in 2007 to 2.41% in 2008. Savings and insured money market interest rates decreased 134 basis points and time deposits decreased 45 basis points in response to falling rates. In 2008, average demand deposit balances decreased 4.3% over 2007.

Provision for Loan Losses

The provision (credit) for loan losses was $265,000 in 2008 as compared to $(370,000) in 2007 largely as a result of a $441,000 recovery in 2007 on a previously written-off loan and loans remaining well secured. Higher charge-off levels in 2008 resulted in the 2008 provision. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was also reduced in 2007 due to the reduction in net charge-offs as noted below. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total nonperforming loans increased $1.5 million from $4.6 million at December 31, 2007 to $6.1 million at December 31, 2008. Net loan recoveries (charge-offs) decreased from $206,000 in 2007 to $(447,000) in 2008 and gross charge-offs increased from $318,000 in 2007 to $647,000 in 2008.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category.

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES FOR YEARS 2004 THROUGH 2008

	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$3,352	$3,516	$3,615	$3,645	3,569
Charge-offs:
Commercial, financial and agriculture	(294)	(106)	(208)	(2)	—
Real estate – mortgage	(21)	(5)	(66)	—	(3)
Installment loans	(179)	(118)	(156)	(308)	(284)
Other loans	(153)	(89)	(103)	(129)	(146)
Total charge-offs	(647)	(318)	(533)	(439)	(433)
Recoveries:
Commercial, financial and agriculture	80	388	187	59	1
Real estate – mortgage	9	5	—	8	22
Installment loans	47	72	98	83	59
Other loans	64	59	59	79	67
Total recoveries	200	524	344	229	149
Net recoveries (charge-offs)	(447)	206	(189)	(210)	(284)
Provision charged (credited) to operations	265	(370)	90	180	360
Balance at end of year	$3,170	$3,352	$3,516	$3,615	$3,645

Ratio of net (recoveries) charge-offs to average outstanding loans	0.17%	(0.08)%	0.08%	0.09%	0.13%

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

The provision (credit) for loan losses was $265,000 for the year ended December 31, 2008 compared to a credit of $(370,000) for 2007. As disclosed in the Company’s 2006 Form 10-K, the Company recovered $441,000 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007.

The allowance for loan losses was $3.2 million at December 31, 2008, $3.4 million at 2007, and $3.5 million at 2006. The allowance as a percentage of total loans was 1.18% at December 31, 2008, compared to 1.32% and 1.40% at December 31, 2007 and 2006, respectively. The allowance’s coverage of nonperforming loans was 51.8% at December 31, 2008 compared to 72.2% and 187.0% at December 31, 2007 and 2006 respectively. Despite the continuing high levels of nonperforming loans and the downturn in local economic conditions, the Bank is and has been committed to common sense lending practices, sacrificing loan quantity for quality. This policy is reflected in the Banks net charge-off (recovery) history in the above table. While nonperforming loans have increased, the Bank’s management believes that loans remain well collateralized. A specific reserve of $149,000 has been established to help reduce the risk of nonperforming loans.

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

Commercial nonperforming loans are evaluated individually for impairment in accordance with FAS 114. As of December 31, 2008, there were $5,191,000 in loans, compared to $3,394,000 as of December 31, 2007, which were considered to be impaired under SFAS No. 114. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data and other subjective factors.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES AT DECEMBER 31,

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each	Amount of	in each
	allowance	Category	allowance	category	allowance	category	allowance	category	allowance	category
	for loan	to total	for loan	to total	for loan	to total	for loan	to total	for loan	to total
	losses	loans	losses	loans	losses	loans	losses	loans	losses	loans

	(Dollars in thousands)

Residential mortgages (1)	$1,036	51.2%	$1,048	51.4%	$1,048	50.2%	$1,048	48.5%	$1,039	48.4%
Commercial mortgages	285	36.5	285	34.3	285	34.7	351	34.9	351	35.3
Commercial loans	1,314	9.4	1,263	10.5	1,353	11.2	1,343	11.7	1,286	9.4
Installment loans	473	2.8	604	3.7	650	3.9	648	4.8	753	6.3
Other loans	62	0.1	152	0.1	180	0.0	225	0.1	216	0.6
Total	$3,170	100.0%	$3,352	100.0%	$3,516	100.0%	$3,615	100.0%	$3,645	100.0%
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

		90 days or
		more, still
	Nonaccrual	accruing	Total	Percentage(1)	Percentage(2)
	(Dollars in thousands)
December 31, 2008

Loan Category
Residential mortgages (3)	$769	$—	$769	0.6%	12.6%
Commercial mortgages	3,667	686	4,353	4.5	71.1
Commercial loans	998	—	998	4.0	16.3
Installment loans	—	—	—	0.0	0.0
Total	$5,434	$686	$6,120	2.3%	100.0%

December 31, 2007

Loan Category
Residential mortgages (3)	$368	$32	$400	0.3%	8.6%
Commercial mortgages	1,819	828	2,647	3.0	57.0
Commercial loans	1,574	—	1,574	6.0	33.9
Installment loans	—	23	23	0.3	0.5
Total	$3,761	$883	$4,644	1.8%	100.0%

December 31, 2006

Loan Category
Residential mortgages (3)	$347	$—	$347	0.3%	18.5%
Commercial mortgages	1,520	—	1,520	1.7	80.9
Commercial loans	—	—	—	0.0	0.0
Installment loans	—	13	13	0.1	0.6
Total	$1,867	$13	$1,880	0.8%	100.0%

December 31, 2005

Loan Category
Residential mortgages (3)	$438	$—	$438	0.4%	15.0%
Commercial mortgages	2,484	—	2,484	2.9	85.0
Commercial loans	—	—	—	0.0	0.0
Installment loans	—	—	—	0.0	0.0
Total	$2,922	$—	$2,922	1.2%	100.0%

	Nonaccrual	90 days or more, still accruing	Total	Percentage(1)	Percentage(2)
	(Dollars in thousands)
December 31, 2004

Loan Category
Residential mortgages (3)	$491	$166	$657	0.6%	30.8%
Commercial mortgages	—	—	—	0.0	0.0
Commercial loans	233	1,230	1,463	6.9	68.5
Installment loans	—	16	16	0.1	0.7
Total	$724	$1,412	$2,136	0.9%	100.0%

1 Percentage of gross loans outstanding for each loan category.
2 Percentage of total nonaccrual and 90 day past due loans.
3 Includes Home Equity Loans.

Total nonperforming residential mortgage, commercial mortgage, commercial and installment loans represent 0.6%, 4.5%, 4.0% and 0.0% of their respective portfolio totals at December 31, 2008, compared to 0.3%, 3.0%, 6.0% and 0.3% at December 31, 2007, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

Nonaccrual loans increased $1.6 million from $3.8 million at December 31, 2007 to $5.4 million at December 31, 2008. Except for a specific reserve of $149,000 allocated to certain nonaccrual loans, the remaining loan balances are well collateralized with interest being recognized as received.

From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no loans that were considered to be trouble debt restructures as of December 31, 2008, 2007, and 2006.

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

LOAN PORTFOLIO COMPOSITION AT DECEMBER 31,

	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real Estate Loans
Residential (1)	$103,212	38.6%	$96,612	38.2%	$92,912	37.1%	$86,936	33.6%	$80,410	35.8%
Commercial (1)	93,342	34.9	85,182	33.7	85,595	34.1	84,250	34.5	77,338	34.5
Home equity	31,096	11.6	25,977	10.3	24,195	9.6	22,697	9.3	21,127	9.4
Farm land	3,879	1.4	3,883	1.5	3,726	1.5	3,443	1.4	3,721	1.7
Construction	2,737	1.0	5,531	2.2	6,087	2.4	5,956	2.4	4,524	2.0
	$234,266	87.5%	$217,185	85.9%	$212,515	84.7%	$203,282	83.2%	$187,120	83.4%
Other Loans
Commercial loans	$25,183	9.4	$26,431	10.4%	$28,106	11.3%	$28,643	11.7%	$21,317	9.5%
Consumer installment loans	7,511	2.8	8,948	3.5	9,773	3.9	11,673	4.8	14,116	6.3
Other consumer loans	173	0.1	148	0.1	118	0.0	128	0.1	1,345	0.6
Agricultural loans	430	0.2	273	0.1	248	0.1	535	0.2	338	0.2
	33,297	12.5	35,800	14.1	38,245	15.3	40,979	16.8	37,116	16.6
Total loans	267,563	100.0%	252,985	100.0%	250,760	100.0%	244,261	100.0%	224,236	100.0%
Allowance for loan losses	(3,170)		(3,352)		(3,516)		(3,615)		(3,645)
Total loans, net	$264,393		$249,633		$247,244		$240,646		$220,591

1 Historical data restated to conform with current classification.

MATURITIES AND SENSITIVITIES OF LOANS TO
CHANGES IN INTEREST RATES AT DECEMBER 31, 2008

		One year
	One year	through	After
	or less	five years	five years	Total
	(In thousands)

Commercial and agricultural	$9,291	$9,111	$7,211	$25,613
Real estate construction	540	2,154	43	2,737
Total	$9,831	$11,265	$7,254	$28,350

Interest sensitivity of loans:
Predetermined rate	$817	$10,232	$7,254	$18,303
Variable rate	9,014	1,033	—	10,047
Total	$9,831	$11,265	$7,254	$28,350

Investment Securities

The carrying amount and the fair value of the Company’s available for sale and investment securities and their expected maturities are outlined in the following tables:

SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES ANALYSIS

	Summary of Investment Securities at December 31,*
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
	(In thousands)

Government sponsored enterprises	$29,000	$29,128	$39,360	$39,282	$54,351	$52,784
Municipal securities	42,615	43,520	42,147	42,755	48,597	49,122
Mortgage backed securities and collateralized mortgage obligations	17,819	18,059	10,192	10,237	6,428	6,393
Equity securities	794	896	5,928	6,167	821	1,059
	$90,228	$91,603	$97,627	$98,441	$110,197	$109,358

*
The analysis shown combines the Company’s Securities Available for Sale portfolio and the Securities Held to Maturity portfolio. All securities are included above at their amortized cost less impairment charges. Impairment charges of $5,162,000 and $30,000 were recognized for the years ended December 31, 2008 and 2007 respectively. No impairment charge was recorded in 2006.

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

	Under 1 year		1-5 years		5-10 years		After 10 years
December 31, 2008	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
	(Dollars in thousands)

Government sponsored enterprises	$3,000	5.15%	$2,000	5.16%	$20,000	5.06%	$4,000	5.00%	$29,000
Municipal securities – tax exempt(1)	1,833	4.09	29,888	3.96	5,129	4.02	-	0.00	36,850
Municipal securities – taxable	2,738	3.01	1,985	3.92	471	4.97	571	5.93	5,765
Mortgage backed securities and collateralized mortgage obligations	3,259	5.06	6,953	5.04	4,691	5.02	2,916	4.87	17,819
	$10,830	4.40%	$40,826	4.20%	$30,291	4.88%	$7,487	5.02%	$89,434

[1]	Yields on tax exempt securities have not been stated on a tax equivalent basis.

Non-Interest Income and Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, and securities gains and losses. Total non-interest income of $(170,000) in 2008 was a decrease of 104.9% or $3,640,000 over 2007. This decrease was due to an impairment charge on Freddie Mac preferred stock during the 2008 third quarter of $4,829,000 partially offset by an insurance benefit on a bank owned life insurance policy of $1,522,000 received during the third quarter of 2008.

Non-interest expense increased by $289,000 or 2.2% to $13.4 million in 2008. Salaries and employee benefit expense increased 1.0% to $7.8 million in 2008. Salaries and employee benefits increased by $383,000 due to additional staffing and normal salary increases partially offset by FAS 91 wage deferrals of $305,000. Other non-interest expense increased $176,000 or 5.39% due to FDIC assessments and costs associated with staff training and development. Occupancy and equipment expenses increased a net of $35,000.

Income Tax Expense

Income tax expense (credit) totaled $(0.9) million in 2008 versus $1.3 million in 2007. The effective tax rate approximated (46.8)% in 2008 and 22.9% in 2007. These relatively low effective tax rates reflect the favorable tax treatment received on life insurance benefits, tax-exempt interest income and net earnings from bank-owned life insurance.

RESULTS OF OPERATIONS 2007 VERSUS 2006

Net Income

Net income for 2007 of $4.3 million decreased 13.5% or $668,000 from the 2006 net income of $4.9 million. The lower earnings level in 2007 reflects the interaction of a number of factors. The most significant factor which reduced 2007 net income was an increase in deposit interest expense combined with lower earnings on the investment portfolio. Net interest income decreased $0.8 million from 2006 to 2007 to $14.9 million. Increases in loan interest and fees of $311,000 to $18.6 million from $18.3 million or 1.7% was offset by decreased security interest income of $725,000. Decreased holdings in both investment securities and federal funds sold accounted for the bulk of the decrease in earnings. Interest expense increased $404,000 primarily due to rising interest rates on deposits as a result of market pressure. The provision (credit) for loan losses decreased $460,000 to $(370,000) in 2007 primarily as a result of a large recovery as discussed in the “Summary of Loan Loss” below. Salary and employee benefit expense modestly decreased $4,000 or 0.5% as a result of lower retirement benefit costs, partially offset by normal salary increases and new staff positions. Occupancy and equipment expense increased $56,000. Other non-interest expense increased $125,000 due to increased examination fees, FDIC assessments and advertising costs associated with the opening of two new branch locations.

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

Total interest income for 2007 was $24.4 million, compared to $24.9 million in 2006. The decrease in 2007 is largely the result of a decrease in the average balance of interest earning assets from $367.5 million in 2006 to $357.3 million in 2007, a decrease of 2.8%. Total average securities (securities available for sale and securities held to maturity) decreased $6.6 million or 6.0% in 2007 to $104.7 million. The yield on total securities decreased 15 basis points to 5.40% in 2007 from 5.55% in 2006. During 2007, total average securities decreased to provide liquidity for several purposes. Average loans increased $3.4 million to $250.3 million from $246.9 million in 2006, concurrently with a 3 basis point increase in yields from 7.42% in 2006 to 7.45% in 2007. Loan growth in real estate and fixed rate home equity loans amounted to $4.4 million and $1.3 million respectively. Time and demand loans, which are tied to prime, decreased 10 basis points in yield and $2.0 million in volume. In the second half of 2007, variable rate time and demand loans decreased $2.0 million or 7.4% in volume. Average residential and commercial real estate loans continued to make up a major portion of the loan portfolio at 71.7% of total loans in 2007.

Total interest expense in 2007 increased $0.4 million to $8.6 million from $8.2 million in 2006 as a result of an increase in rates paid. The average balance of interest bearing liabilities decreased from $282.7 million in 2006 to $272.0 million in 2007, a decrease of 3.8% as a result of $9.6 million decrease in average deposits. Matured brokered deposits made up $6.9 million of the reduction in deposits. During 2007, the average cost of total interest bearing liabilities increased by 27 basis points from 2.90% to 3.17%. Average interest bearing deposits decreased $9.6 million to $251.0 million in 2007, a decrease of 3.7%. Interest rates on interest bearing deposits increased by 26 basis points from an average rate paid of 2.74% in 2006 to 3.00% in 2007. Savings and insured money market interest rates increased 25 basis points and time deposits increased 40 basis points in response to competition. In 2007, average demand deposit balances decreased 0.9% over 2006.

Provision for Loan Losses

The provision (credit) for loan losses was $(370,000) in 2007 as compared to $90,000 in 2006 largely as a result of a $441,000 recovery on a previously written-off loan and loans remaining well secured. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan losses was reduced in 2007 due to the reductions net charge-offs as noted above. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, and that the company has no exposure to subprime loans, management believes that the level of the allowance for loan losses at December 31, 2007 was adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged-off are credited to the allowance when realized.

Total nonperforming loans increased $2.7 million from $1.9 million at December 31, 2006 to $4.6 million at December 31, 2007. Net loan recoveries (charge-offs) increased from $(189,000) in 2006 to $206,000 in 2007 and gross charge-offs decreased from $533,000 in 2006 to $318,000 in 2007.

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

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30 day lines of credit of approximately $39.1 million, which may be used to meet unforeseen liquidity demands. There were $10,100,000 in overnight borrowings at December 31, 2008. Six separate FHLB term advances totaling $35.0 million at December 31, 2008 were being used to fund loan growth.

In 2008, cash generated from operating activities amounted to $7.7 million and cash generated from financing activities was $5.3 million. These amounts were offset by cash used for investing activities in the amount of $14.5 million, resulting in a net decrease in cash and cash equivalents of $1.5 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more:

MATURITY SCHEDULE OF TIME DEPOSITS
OF $100,000 OR MORE AT DECEMBER 31, 2008

Deposits
(In thousands)
Due three months or less	$14,233
Over three months through six months	4,479
Over six months through twelve months	10,226
Over twelve months	14,560
Total	$43,498

Management anticipates that much of these maturing deposits will rollover at maturity and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity decreased $1.3 million or 0.3% in 2008 following an increase of 6.5% in 2007. The adoption of ETIF Issue 06-4 for split dollar plans partially contributed to the decrease by $0.3 million in 2008.

The Company retained $0.5 million from 2008 net income after the payment of dividends which decreased stockholders’ equity by $2.2 million. In addition, accumulated other comprehensive loss decreased stockholders’ equity by $1.5 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

Under the Federal Reserve’s risk-based capital rules at December 31, 2008, the Bank’s Tier I risk-based capital was 15.9 % and total risk-based capital was 17.1% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.9% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements.

As of December 31,	2008	2007
	(Dollars in thousands)
TIER I CAPITAL
Banks’ equity, excluding the after-tax net other comprehensive loss	$43,081	$42,852

TIER II CAPITAL
Allowance for loan losses (1)	$3,187	$3,183
Total risk-based capital	$46,268	$46,035
Risk-weighted assets (2)	$270,883	$254,468
Average assets	$393,958	$387,337

RATIOS
Tier I risk-based capital (minimum 4.0%)	15.9%	16.8%
Total risk-based capital (minimum 8.0%)	17.1%	18.1%
Leverage (minimum 4.0%)	10.9%	11.1%

1	For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.
[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following payments on long-term debt and leases as of December 31, 2008:

	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
	(In thousands)

Federal Home Loan Bank borrowings	$20,000	$5,000	$10,000	$—	$35,000
Operating leases	1,284	1,565	155	—	3,004
Total	$21,284	$6,565	$10,155	$—	$38,004

In regard to short-term borrowings, see note 8 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2008, 2007, and 2006. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented.

CONSOLIDATED AVERAGE BALANCE SHEET 2008

	Average	Interest	Average
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$58,388,000	$2,844,000	4.87%
Tax-exempt securities(2)	42,675,000	2,626,000	6.15
Total securities	101,063,000	5,470,000	5.41
Short-term investments	1,106,000	29,000	2.62
Loans
Real estate mortgages	188,579,000	13,196,000	7.00
Home equity loans	28,244,000	1,799,000	6.37
Time and demand loans	24,849,000	1,495,000	6.02
Installment and other loans	18,041,000	1,848,000	10.24
Total loans(3)	259,713,000	18,338,000	7.06
Total interest earning assets	361,882,000	23,837,000	6.59
Other assets	32,082,000
Total assets	$393,964,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$30,731,000	151,000	0.50%
Savings and insured money market deposits	82,540,000	863,000	1.05
Time deposits	125,460,000	4,731,000	3.77
Total interest bearing deposits	238,731,000	5,745,000	2.41
Federal funds purchased and other short-term debt	7,778,000	123,000	1.58
Long-term debt	32,156,000	1,360,000	4.23
Total interest bearing liabilities	278,665,000	7,228,000	2.59
Demand deposits	62,253,000
Other liabilities	9,117,000
Total liabilities	350,035,000
Stockholders’ equity	43,929,000
Total liabilities and stockholders’ equity	$393,964,000
Net interest income – tax effected		16,609,000
Less: Tax gross up on exempt securities		(884,000)
Net interest income per statement of income		$15,725,000
Net interest spread			4.00%
Net interest margin(4)			4.59%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2007

	Average	Interest	Average
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$59,593,000	$2,928,000	4.91%
Tax-exempt securities(2)	45,112,000	2,724,000	6.04
Total securities	104,705,000	5,652,000	5.40
Short-term investments	2,309,000	118,000	5.11
Loans
Real estate mortgages	182,028,000	12,797,000	7.03
Home equity loans	24,960,000	1,704,000	6.83
Time and demand loans	25,163,000	2,169,000	8.62
Installment and other loans	18,126,000	1,965,000	10.84
Total loans(3)	250,277,000	18,635,000	7.45
Total interest earning assets	357,291,000	24,405,000	6.83
Other assets	32,093,000
Total assets	$389,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$32,099,000	160,000	0.50%
Savings and insured money market deposits	101,411,000	2,422,000	2.39
Time deposits	117,539,000	4,957,000	4.22
Total interest bearing deposits	251,049,000	7,539,000	3.00
Federal funds purchased and other short-term debt	3,363,000	171,000	5.08
Long-term debt	17,630,000	905,000	5.13
Total interest bearing liabilities	272,042,000	8,615,000	3.17
Demand deposits	64,892,000
Other liabilities	10,201,000
Total liabilities	347,135,000
Stockholders’ equity	42,249,000
Total liabilities and stockholders’ equity	$389,384,000
Net interest income – tax effected		15,790,000
Less: Tax gross up on exempt securities		(926,000)
Net interest income per statement of income		$14,864,000
Net interest spread			3.66%
Net interest margin(4)			4.42%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate.
[3]
For purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing net interest income by total interest earning assets.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

CONSOLIDATED AVERAGE BALANCE SHEET 2006

	Average	Interest	Average
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity:(1)
Taxable securities	$61,988,000	$3,127,000	5.04%
Tax-exempt securities(2)	49,346,000	3,047,000	6.17
Total securities	111,334,000	6,174,000	5.55
Short-term investments	9,226,000	419,000	4.54
Loans
Real estate mortgages	177,571,000	12,467,000	7.02
Home equity loans	23,615,000	1,573,000	6.66
Time and demand loans	27,181,000	2,370,000	8.72
Installment and other loans	18,523,000	1,914,000	10.33
Total loans(3)	246,890,000	18,324,000	7.42
Total interest earning assets	367,450,000	24,917,000	6.78
Other assets	33,085,000
Total assets	$400,535,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,515,000	172,000	0.50%
Savings and insured money market deposits	99,364,000	2,125,000	2.14
Time deposits	126,777,000	4,837,000	3.82
Total interest bearing deposits	260,656,000	7,134,000	2.74
Federal funds purchased and other short-term debt	503,000	23,000	4.57
Long-term debt	21,548,000	1,054,000	4.89
Total interest bearing liabilities	282,707,000	8,211,000	2.90
Demand deposits	65,480,000
Other liabilities	10,076,000
Total liabilities	358,263,000
Stockholders’ equity	42,272,000
Total liabilities and stockholders’ equity	$400,535,000
Net interest income – tax effected		16,706,000
Less: Tax gross up on exempt securities		(1,036,000)
Net interest income per statement of income		$15,670,000
Net interest spread			3.88%
Net interest margin(4)			4.55%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate.
[3]
For purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing net interest income by total interest earning assets.

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2008 as compared to 2007, and 2007 as compared to 2006.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other.

VOLUME AND RATE ANALYSIS

	2008 compared to 2007			2007 compared to 2006
	increase (decrease)			increase (decrease)
	due to change in			due to change in
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Investment securities and securities available for sale	$(197,000)	$15,000	$(182,000)	$(368,000)	$(154,000)	$(522,000)
Short-term investments	(61,000)	(28,000)	(89,000)	(314,000)	13,000	(301,000)
Loans	703,000	(1,000,000)	(297,000)	251,000	60,000	311,000
Total interest income	445,000	(1,013,000)	(568,000)	(431,000)	(81,000)	(512,000)

Interest Expense
NOW and Super NOW deposits	(7,000)	(2,000)	(9,000)	(12,000)	—	(12,000)
Savings and insured money market deposits	(451,000)	(1,108,000)	(1,559,000)	44,000	253,000	297,000
Time deposits	334,000	(560,000)	(226,000)	(352,000)	472,000	120,000
Federal funds purchased and other short-term debt	224,000	(272,000)	(48,000)	131,000	17,000	148,000
Long-term debt	746,000	(291,000)	455,000	(192,000)	43,000	(149,000)
Total interest expense	846,000	(2,233,000)	(1,387,000)	(381,000)	785,000	404,000
Net interest income	$(401,000)	$1,220,000	$819,000	$(50,000)	$(866,000)	$(916,000)

The Company’s operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Measuring and managing interest rate risk is a dynamic process that the Bank’s management must continually perform to meet the objectives of maintaining stable net interest income and net interest margin. Therefore, prior to setting the term or interest rate on loans or deposits, or before purchasing investment securities or borrowing funds, management must understand the impact alternative interest rates will have on the Bank’s interest rate risk profile. This is accomplished through simulation modeling. Simulation modeling is the process of “shocking” the current balance sheet under a variety of interest rate scenarios and then measuring the impact of interest rate changes on both projected earning and the economic value of the Bank’s equity. The estimates underlying the sensitivity analysis are based upon numerous assumptions including, but not limited to, the nature and timing of interest rate changes, prepayments on loan and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement rates on asset and liability cash flows. While assumptions are developed based on available information and current economic and general market conditions, management cannot make any assurance as to the ultimate accuracy of these assumptions including competitive influences and customer behavior. Accordingly, actual results will differ from those predicted by simulation modeling.

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2008 and ending December 31, 2008 under instantaneous shock scenarios.

INTEREST RATE SENSITIVITY TABLE
 (Dollars in thousands)

Interest Rate Shock(1)	Prime rate	Projected annualized net interest income	Projected dollar change in net interest income	Projected percentage change in net interest income	Projected change in net interest income as a percent of total stockholders’ equity

3.00%	6.25%	$14,913	$(522)	-3.4%	-1.2%
2.00%	5.25%	$15,286	$(149)	-1.0%	-0.3%
1.00%	4.25%	$15,504	$69	0.4%	0.2%
No change	3.25%	$15,435	-	-	-
-1.00%	2.25%	$15,925	$490	3.2%	1.2%
-2.00%	1.25%	$16,273	$838	5.4%	2.0%
-3.00%	0.25%	$16,258	$823	5.3%	1.9%

[1]
Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $149,000 or -1.2% of total stockholders’ equity in a +2.00% instantaneous interest rate shock and increase by $838,000 or 2% of stockholders’ equity in a -2.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +2.00% or -2.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust them and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrows from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan and deposit products that change as interest rates change. Approximately 18% of the Bank’s assets at December 31, 2008 were invested in adjustable rate loans and 2% in floating rate investment securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on the Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Income for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Cash flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2008. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

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

/s/ Wayne V. Zanetti
Wayne V. Zanetti
President and Chief Executive Officer

/s/ John A. Russell
John A. Russell
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  Jeffersonville Bancorp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$8,953	$10,428
Securities available for sale, at fair value	85,805	92,064
Securities held to maturity, estimated fair value of $5,798 at December 31, 2008 and $6,377 at December 31, 2007	5,765	6,320
Loans, net of allowance for loan losses of $3,170 at December 31, 2008 and $3,352 at December 31, 2007	264,393	249,633
Accrued interest receivable	1,858	2,119
Premises and equipment, net	4,312	4,398
Restricted investments	3,435	2,998
Bank-owned life insurance	14,127	14,132
Foreclosed real estate	1,278	35
Other assets	8,641	5,303
Total Assets	$398,567	$387,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$58,648	$62,143
NOW and super NOW accounts	28,137	28,046
Savings and insured money market deposits	73,814	88,011
Time deposits	136,125	121,042
Total Deposits	296,724	299,242

Federal Home Loan Bank borrowings	35,000	30,000
Short-term debt	10,524	5,509
Other liabilities	13,657	8,721
Total Liabilities	355,905	343,472

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	41,349	41,104
Accumulated other comprehensive loss	(2,587)	(1,046)
Total Stockholders’ Equity	42,662	43,958
Total Liabilities and Stockholders’ Equity	$398,567	$387,430

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

	For the year ended December 31,
	2008	2007	2006

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$18,338	$18,635	$18,324
Securities:
Taxable	2,844	2,928	3,127
Tax-exempt	1,742	1,798	2,011
Federal funds sold	29	118	419
Total Interest and Dividend Income	22,953	23,479	23,881

INTEREST EXPENSE
Deposits	5,745	7,539	7,134
Federal Home Loan Bank borrowings	1,360	905	1,054
Other	123	171	23
Total Interest Expense	7,228	8,615	8,211

Net interest income	15,725	14,864	15,670
Provision (credit) for loan losses	265	(370)	90
Net Interest Income After Provision (Credit) for Loan Losses	15,460	15,234	15,580

NON-INTEREST INCOME
Service charges	1,774	1,858	1,892
Earnings on bank-owned life insurance	529	482	424
Gain (loss) on sale of securities	64	(19)	(4)
Impairment charge on securities	(5,162)	(30)	—
Foreclosed real estate income (loss), net	(18)	5	72
Life insurance benefit	1,522	—	—
Other non-interest income	1,121	1,174	1,202
Total Non-Interest Income (Loss)	(170)	3,470	3,586

NON-INTEREST EXPENSES
Salaries and employee benefits	7,801	7,723	7,727
Occupancy and equipment expenses	2,119	2,084	2,028
Other non-interest expenses	3,529	3,353	3,228
Total Non-Interest Expenses	13,449	13,160	12,983

Income before income tax expense	1,841	5,544	6,183
Income tax expense (benefit)	(861)	1,269	1,240
Net Income	$2,702	$4,275	$4,943

Basic earnings per common share	$0.64	$1.00	$1.13

Average common shares outstanding	4,234	4,266	4,376

Cash dividends declared per share	$0.52	$0.50	$0.48

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

							Common
					Accumulated		shares
					other	Total	issued
	Common	Paid-in	Treasury	Retained	comprehensive	stockholders’	and
	stock	capital	stock	earnings	loss	equity	outstanding

Balance at December 31, 2005	$2,384	$6,483	$(1,108)	$36,118	$(1,358)	$42,519	4,434
Net income	—	—	—	4,943	—	4,943
Other comprehensive loss	—	—	—	—	(114)	(114)
Comprehensive income	—	—	—	—	—	4,829
Adjustment to initially apply SFAS No. 158, net of tax benefit of $908	—	—	—	—	(1,361)	(1,361)
Purchase of treasury stock	—	—	(2,614)	—	—	(2,614)	(129)
Cash dividends ($0.48 per share)	—	—	—	(2,098)	—	(2,098)
Balance at December 31, 2006	2,384	6,483	(3,722)	38,963	(2,833)	41,275	4,305
Net income	—	—	—	4,275	—	4,275
Other comprehensive income	—	—	—	—	1,787	1,787
Comprehensive income	—	—	—	—	—	6,062
Purchase of treasury stock	—	—	(1,245)	—	—	(1,245)	(71)
Cash dividends ($0.50 per share)	—	—	—	(2,134)	—	(2,134)
Balance at December 31, 2007	2,384	6,483	(4,967)	41,104	(1,046)	43,958	4,234
Net income	—	—	—	2,702	—	2,702
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)
Comprehensive income	—	—	—	—	—	1,161
Adjustment to initially apply EITF Issue 06-4	—	—	—	(255)	—	(255)
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2008	$2,384	$6,483	$(4,967)	$41,349	$(2,587)	$42,662	4,234

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

	For the year ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$2,702	$4,275	$4,943
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	265	(370)	90
Depreciation and amortization	655	628	635
Net gain on sales of foreclosed real estate	—	—	(43)
Write down of foreclosed real estate	11	—	—
Net earnings on bank-owned life insurance	(529)	(482)	(424)
Life insurance benefit	(1,522)	—	—
Deferred income tax benefit	(2,053)	(76)	(357)
Net security (gains) losses	(64)	19	4
Impairment charge on securities	5,162	30	—
(Increase) decrease in accrued interest receivable	261	322	(401)
(Increase) decrease in other assets	(257)	664	(1,369)
Increase (decrease) in other liabilities	1,529	(63)	470
Net Cash Provided by Operating Activities	6,160	4,947	3,548

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	18,859	10,009	5,956
Securities held to maturity	6,475	5,962	4,096
Proceeds from sales of securities available for sale	4,145	18,780	1,713
Purchases:
Securities available for sale	(21,259)	(19,392)	(18,666)
Securities held to maturity	(5,920)	(2,837)	(5,346)
Disbursement for loan originations, net of principal collections	(16,279)	(2,019)	(7,079)
Proceeds from cash surrender value of bank owned life insurance	2,055	—	—
Purchase of Federal Home Loan Bank stock	(3,821)	(2,720)	—
Sale of Federal Home Loan Bank stock	3,384	2,018	200
Net purchases of premises and equipment	(569)	(1,986)	(647)
Proceeds from sales of foreclosed real estate	—	—	562
Net Cash Provided by (Used in) Investing Activities	(12,930)	7,815	(19,211)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(2,518)	(25,831)	12,977
Proceeds from Federal Home Loan Bank borrowings	15,000	15,000	10,000
Repayments of Federal Home Loan Bank borrowings	(10,000)	(5,000)	(15,000)
Net increase in short-term borrowings	5,015	4,606	476
Purchases of treasury stock	—	(1,245)	(2,614)
Cash dividends paid	(2,202)	(2,134)	(2,098)
Net Cash Provided by (Used in) Financing Activities	5,295	(14,604)	3,741
Net Decrease in Cash and Cash Equivalents	(1,475)	(1,842)	(11,922)
Cash and Cash Equivalents at Beginning of Year	10,428	12,270	24,192
Cash and Cash Equivalents at End of Year	$8,953	$10,428	$12,270

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$7,223	$8,671	$8,157
Income taxes	875	1,465	1,614
Transfer of loans to foreclosed real estate	1,254	—	391

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Jeffersonville Bancorp (the Parent Company) include its wholly owned subsidiary, The First National Bank of Jeffersonville (the Bank). Collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company” with all significant intercompany transactions having been eliminated.

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

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income (loss). Nonmarketable equity securities are carried at cost. At December 31, 2008 and 2007, the Company had no trading securities.

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

Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Impairment charges of $5,162,000 and $30,000 were recognized during the years ended December 31, 2008 and 2007, respectively. No impairment charge was recognized during the year ended December 31, 2006. For further discussion see Footnote 3.

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

The Company identifies impaired loans and measures loan impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. Under SFAS No. 114, a loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. SFAS No. 114 applies to loans that are individually evaluated for collectability in accordance with the Company’s ongoing loan review procedures, principally commercial mortgage loans and commercial loans. Smaller balance, homogeneous loans which are collectively evaluated, such as consumer and smaller balance residential mortgage loans are specifically excluded from the classification of impaired loans. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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

Federal Home Loan Bank Stock

As a member institution of the Federal Home Loan Bank of New York (FHLB), the Bank is required to hold a certain amount of FHLB stock. This stock is considered to be a nonmarketable equity security and, accordingly, is carried at cost.

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

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The impact of its adoption resulted in a $255,000 cumulative effect adjustment to opening retained earnings in 2008. The adoption will have a minimal impact on current and future earnings, with a $10,000 effect on earnings for the year ended December 31, 2008.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

(2)	Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $285,000 at December 31, 2008 and $296,000 at December 31, 2007.

(3)	Investment Securities

The amortized cost and estimated fair value of securities available for sale are as follows:

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)

Government sponsored enterprises	$29,000	$158	$(30)	$29,128
Obligations of states and political subdivisions	36,850	921	(49)	37,722
Mortgage-backed securities and collateralized mortgage obligations	17,819	303	(63)	18,059
Total debt securities	83,669	1,382	(142)	84,909
Equity securities	794	180	(78)	896
Total securities available for sale	$84,463	$1,562	$(220)	$85,805

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)

Government sponsored enterprises	$39,360	$113	$(191)	$39,282
Obligations of states and political subdivisions	35,827	646	(95)	36,378
Mortgage-backed securities and collateralized mortgage obligations	10,192	115	(70)	10,237
Total debt securities	85,379	874	(356)	85,897
Equity securities	5,928	262	(23)	6,167
Total securities available for sale	$91,307	$1,136	$(379)	$92,064

In 2008 and 2007, impairment charges of $5,162,000 and $30,000 were recorded in income. The 2008 impairment charge was largely the result of an impairment charge on Freddie Mac Preferred stock.  Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $4,145,000, $18,780,000 and $1,713,000 respectfully. Gross gains and gross losses realized on sales and calls of securities were as follows:

	2008	2007	2006
	(In thousands)
Gross realized gains	$102	$21	$12
Gross realized losses	(38)	(40)	(16)
Impairment charge	(5,162)	(30)	—
Net security gains (losses)	$(5,098)	$(49)	$(4)

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2008, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)

Within one year	$8,093	$8,131
One to five years	39,840	40,836
Five to ten years	28,819	28,912
Over ten years	6,917	7,030
Total debt securities	$83,669	$84,909

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, FNMA and FHLMC. These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Securities available for sale with an estimated fair value of $44,346,000, and $39,250,000 at December 31, 2008 and 2007 respectively, were pledged to secure public funds on deposit and for other purposes.

The amortized cost and estimated fair value of securities held to maturity are as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
December 31, 2008:
Obligations of states and political subdivisions	$5,765	$68	$(35)	$5,798

December 31, 2007:
Obligations of states and political subdivisions	$6,320	$96	$(39)	$6,377

There were no sales of securities held to maturity in 2008, 2007 or 2006.

The amortized cost and estimated fair value of these held to maturity securities at December 31, 2008, by remaining period to contractual maturity, are shown in the following table. Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations (in thousands).

	Amortized	Estimated
	cost	fair value

Within one year	$2,738	$2,753
One to five years	1,985	1,998
Five to ten years	471	465
Over ten years	571	582
Total	$5,765	$5,798

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 were as follows (in thousands):

December 31, 2008:
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Available for sale:
Government sponsored enterprises	$1,470	$30	$—	$—	$1,470	$30
Obligations of states and political subdivisions	4,088	40	308	9	4,396	49
Mortgage-backed securities and collateralized mortgage obligations	3,168	42	1,196	21	4,364	63
	$8,726	$112	$1,504	$30	$10,230	$142

Equity securities	$253	$78	$—	$—	$253	$78

Held to maturity:
Obligations of states and political subdivisions	$1,115	$35	$—	$—	$1,115	$35

December 31, 2007:
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Available for sale:
Government sponsored enterprises	$1,000	$—	$20,308	$191	$21,308	$191
Obligations of states and political subdivisions	766	3	6,054	92	6,820	95
Mortgage-backed securities and collateralized mortgage obligations	—	—	1,176	70	1,176	70
	$1,766	$3	$27,538	$353	$29,304	$356

Equity securities	$192	$23	$—	$—	$192	$23

Held to maturity:
Obligations of states and political subdivisions	$2,496	$8	$1,562	$31	$4,058	$39

At December 31, 2008 there were 24 securities in a continual loss position for less than 12 months and five securities in a continual loss position for 12 months or more. Of the 24 securities in a continual loss position for less than 12 months, one was from a government sponsored enterprise, three were mortgage-backed securities, seventeen were obligations of states and political subdivisions and three were equity securities. Of the five securities in a continual loss position for 12 months or more, two were obligations of states and political subdivisions, two were mortgage-backed securities and one was an equity security. None of the individual unrealized losses is significant.

The reduction in unrealized losses on securities at December 31, 2008 was the result of decreases in market interest rates. The contractual terms of the government sponsored enterprise securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as GNMA, FNMA, and FHLMC. Because the Company has the ability and intent to hold these securities until a market price recovery or possibly to maturity, these investments are not considered other-than-temporarily impaired at December 31, 2008 and 2007. Impairment charges of $5,162,000 and $30,000 were recorded on equity securities for the years ended December 31, 2008 and 2007.

(4)	Loans

The major classifications of loans are as follows at December 31:

	2008	2007
	(In thousands)

Real estate loans:
Residential	$103,212	$96,612
Commercial	93,069	85,175
Home equity	31,096	25,977
Farm land	3,879	3,883
Construction	2,737	5,531
	233,993	217,178

Other loans:
Commercial loans	25,183	26,431
Consumer installment loans	7,511	8,948
Other consumer loans	173	148
Agricultural loans	430	273
	33,297	35,800
Total loans	267,290	252,978
Unamortized deferred loan fees and origination costs	273	7
Allowance for loan losses	(3,170)	(3,352)
Total loans, net	$264,393	$249,633

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

Nonperforming loans are summarized as follows at December 31:

	2008	2007	2006
	(In thousands)

Nonaccrual loans	$5,434	$3,761	$1,867
Loans past due 90 days or more and still accruing interest	686	883	13
Total nonperforming loans	$6,120	$4,644	$1,880

Nonaccrual loans had the following effect on interest income for the years ended December 31:

	2008	2007	2006
	(In thousands)

Interest contractually due at original rates	$135	$162	$178
Interest income recognized	(56)	(29)	(15)
Interest income not recognized	$79	$133	$163

Changes in the allowance for loan losses are summarized as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Balance at beginning of the year	$3,352	$3,516	$3,615
Provision (credit) for loan losses	265	(370)	90
Loans charged-off	(647)	(318)	(533)
Recoveries	200	524	344
Balance at end of year	$3,170	$3,352	$3,516

As of December 31, 2008, there were $5,191,000 in loans which were considered to be impaired under SFAS No. 114.  Of that amount, there were $795,000 in impaired loans that received a $149,000 specific valuation allowance.  As of December 31, 2007, there were $3,394,000 in loans that were considered impaired under SFAS No. 114 with no valuation allowance. Average impaired loans for the years ended December 31, 2008, 2007 and 2006 were $6,095,000, $2,526,000 and $1,797,000 respectively. There are no commitments to lend additional funds on the above noted non-performing loans. Despite the increase in the amount of non-performing loans, management has determined that all these loans remain well collateralized. Based on management’s comprehensive analysis of the loan portfolio, and since the Company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

The provision (credit) for loan losses was $265,000 for the year ended December 31, 2008 compared to ($370,000) for 2007. The Company recovered $441,000 during 2007 on a previously written-off loan. This recovery was for a loan made in 2002. The loan turned out to be fraudulent and the participants brought a legal suit against the Bank of New York. The participating lenders prevailed and received their settlements in the first quarter of 2007.

(5)	Premises and Equipment

The major classifications of premises and equipment were as follows at December 31:

	2008	2007
	(In thousands)

Land	$837	$837
Buildings and improvements	5,618	5,351
Furniture and fixtures	191	177
Equipment	4,262	4,007
	10,908	10,372
Less accumulated depreciation and amortization	(6,596)	(5,974)
Total premises and equipment, net	$4,312	$4,398

Depreciation and amortization expense was $655,000, $628,000, and $635,000 in 2008, 2007, and 2006, respectively.

(6)	Time Deposits

The following is a summary of time deposits at December 31, 2008 by remaining period to contractual maturity (in thousands):

Within one year	$91,827
One to two years	29,470
Two to three years	6,105
Three to four years	6,344
Four to five years	2,379
Total time deposits	$136,125

Time deposits of $100,000 or more totaled $43,498,000, $37,813,000, and $46,054,000 at December 31, 2008, 2007 and 2006, respectively. Interest expense related to time deposits over $100,000 was $1,634,000, $1,590,000 and $1,891,000 for 2008, 2007 and 2006, respectively.

Total time deposits include brokered time deposits obtained from the national market, which during 2008 averaged $3,285,000, but these deposits amounted to none of the total deposits at December 31, 2008. Brokered time deposits in 2007 averaged $8,493,000 and amounted to $5,052,000, or 1.69% of total deposits at December 31, 2007. Brokered time deposits in 2006 averaged $15,198,000 and amounted to $16,332,000, or 5.03% of total deposits at December 31, 2006. The rates of interest paid on time deposits obtained from the national market averaged 4.75% during 2008, 4.73% during 2007 and 4.97% during 2006.

(7)	Federal Home Loan Bank Borrowings

The following is a summary of Federal Home Loan Bank (FHLB) advances outstanding at December 31:

	2008		2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Fixed rate advances and securities sold under
agreements to repurchase maturing in 2008	$—		$10,000	4.98%
Securities sold under
agreements to repurchase maturing in 2009	20,000	4.41%	20,000	4.41
Securities sold under
agreements to repurchase maturing in 2012	5,000	3.79	—
Securities sold under
agreements to repurchase maturing in 2013	10,000	4.14	—
Total FHLB advances and securities sold
under an agreement to repurchase	$35,000	4.24%	$30,000	4.60%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2008 and 2007 was $62.9 million and $60.5 million respectively, which satisfied the collateral requirements of the FHLB.

(8)	Short-Term Borrowings

Short-term borrowings at December 31, 2008 and 2007 are primarily comprised of overnight FHLB borrowings. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $39.1 million and $39.4 million as of December 31, 2008 and 2007, respectively. There were $10,100,000 in borrowings under the overnight program at December 31, 2008 at a rate of 0.46%; at December 31, 2007 borrowings totaled $5,100,000 at a rate of 3.63%. The Bank has pledged mortgage loans and FHLB stock as collateral on these borrowings. During 2008, the maximum month-end balance was $22.3 million, the average balance was $7.5 million, and the average interest rate was 1.58%. During 2007, the maximum month-end balance was $14.5 million, the average balance was $3.1 million, and the average interest rate was 4.98%. Short-term borrowings at December 31, 2008 and 2007 also included $424,000 and $409,000, respectively of demand notes.

(9)	Income Taxes

Income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
	(In thousands)

Current tax expense:
Federal	$1,135	$1,302	$1,428
State	57	43	169
Deferred tax (benefit)	(2,053)	(76)	(357)
Total income tax expense (benefit)	$(861)	$1,269	$1,240

The reasons for the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows:

	2008		2007		2006
		% of		% of		% of
		Pre-tax		Pre-tax		Pre-tax
	Amount	income	Amount	income	Amount	income
	(In thousands)

Tax at statutory rate	$626	34%	$1,885	34%	$2,102	34%
State taxes, net of Federal
tax benefit	(211)	(11)	34	1	66	1
Tax-exempt interest	(570)	(31)	(611)	(11)	(684)	(11)
Interest expense allocated to
tax-exempt securities	53	3	78	1	64	1
Bank-owned life insurance	(697)	(38)	(164)	(3)	(144)	(2)
Other adjustments	(62)	(4)	47	1	(164)	(3)
Income tax expense (benefit)	$(861)	(47)%	$1,269	23%	$1,240	20%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below:

	2008	2007
	(In thousands)

Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,079	$1,149
Impairment charge on securities	1,822	—
Retirement benefits	2,085	1,788
Deferred compensation	70	94
Depreciation	543	502
Other	10	23
Total deferred tax assets	5,609	3,556

Deferred tax liabilities:
Prepaid expenses	(162)	(162)
Total deferred tax liabilities	(162)	(162)
Net deferred tax asset	$5,447	$3,394

In addition to the table above, the Company had the following deferred tax assets and liabilities in accumulated other comprehensive loss at December 31:

	2008	2007
	(In thousands)

Deferred tax assets:
Pension benefits	$1,994	$935
Post retirement benefits	39	—
Other retirement benefits	228	93
Total deferred tax assets	2,261	1,028

Deferred tax liabilities:
Post retirement benefits	—	(27)
Unrealized gain on securities available for sale	(537)	(303)
Total deferred tax liabilities	(537)	(330)
Net deferred tax asset	$1,724	$698

In assessing the ability to realize the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2008 and 2007.

The Company did not have any unrecognized tax benefits at December 31, 2007 and 2008 or during the years ended December 31, 2007 and 2008. No unrecognized tax benefits are expected to arise within the next twelve months.

(10)	Other Non-Interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Stationery and supplies	$285	$254	$293
Advertising expense	247	278	227
Director expenses	239	261	294
ATM and credit card processing fees	532	539	622
Professional services	824	721	623
Other expenses	1,402	1,300	1,169
Other non-interest expenses	$3,529	$3,353	$3,228

(11)	Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency (OCC). The OCC regulations require a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a company’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2008 and 2007, the Bank met all capital adequacy requirements to which they are subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2008 and 2007 for the Bank compared to the required ratios for minimum capital adequacy and for classification as well-capitalized:

			Required Ratios
			Minimum	Classification
	Actual		capital	as well
	Amount	Ratio	adequacy	capitalized
	(Dollars in thousands)
December 31, 2008:
Leverage (Tier 1) capital	$43,081	10.9%	4.0%	5.0%
Risk-based capital:
Tier 1	43,081	15.9	4.0	6.0
Total	46,268	17.1	8.0	10.0

December 31, 2007:
Leverage (Tier 1) capital	$42,852	11.1%	4.0%	5.0%
Risk-based capital:
Tier 1	42,852	16.8	4.0	6.0
Total	46,035	18.1	8.0	10.0

(12)	Stockholders’ Equity

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2008 totaled $1,230,000.

(13)	Comprehensive (Loss) Income

Comprehensive (loss) income represents the sum of net income and items of “other comprehensive (loss) income” which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefits plan, and the supplemental retirement plans. The Company has reported its comprehensive (loss) income for 2008, 2007, and 2006 in the consolidated statements of changes in stockholders’ equity.

The Company’s other comprehensive income (loss) consisted of the following components for the years ended December 31:

	2008	2007	2006
	(In thousands)
Net unrealized holding gains (losses) arising
during the year, net of taxes (benefit) of $(1,806)
in 2008, $670 in 2007, and ($78) in 2006	$(2,709)	$1,005	$(117)
Reclassification adjustment for net realized losses
(gains) included in income, net of taxes (benefit)
of $26 in 2008, ($8) in 2007, and ($1) in 2006	(38)	11	3
Reclassification adjustment for impairment charges
included in income, net of tax benefit of
$2,065 in 2008, $12 in 2007, and $0 in 2006	3,097	18	—
Amortization of pension and post retirement
liabilities’ gains and losses, net of taxes (benefit)
of ($1,261) in 2008, and $502 in 2007	(1,891)	753	—
Other comprehensive income (loss)	$(1,541)	$1,787	$(114)

At December 31, 2008 and 2007, the components of accumulated other comprehensive loss are as follows:

	2008	2007
	(In thousands)

Supplemental executive retirement plan,
net of taxes of $228 in 2008 and $93 in 2007	$(342)	$(139)
Postretirement benefits, net of tax (benefit)
of $39 in 2008 and $(27) in 2007	(59)	40
Defined benefit pension liability, net of taxes
of $1,994 in 2008 and $935 in 2007	(2,991)	(1,402)
Net unrealized holding gains (losses), net of tax benefit
of $537 in 2008 and $303 in 2007	805	455
Accumulated other comprehensive loss	$(2,587)	$(1,046)

(14)	Related Party Transactions

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

	2008	2007
	(In thousands)

Directors	$2,467	$2,151
Executive officers (non-directors)	315	533
	$2,782	$2,684

During 2008, total advances to these directors and officers were $1,094,000 and total payments made on these loans were $996,000. These directors and officers had unused lines of credit with the Company of $412,000 and $450,000 at December 31, 2008 and 2007, respectively.

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

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2008 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $465,000 to its pension plan and $101,000 to its other postretirement benefit plan in 2009. Benefits, which reflect estimated future employee service, are expected to be paid as follows:

	Pension	Postretirement
	benefit	benefit
	(In thousands)
2009	$398	$160
2010	436	174
2011	573	198
2012	606	213
2013	680	237
Years 2014-2018	4,304	1,325

The following is a summary of changes in the benefit obligations and plan assets for the pension plan as of September 30, 2007 and December 31, 2008 measurement dates and the other postretirement benefit plan as of a December 31, 2007 and 2008 measurement dates, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheet. The expense related to the change in the measurement date totaled $131,000 and was included in net periodic pension cost for the year ended December 31, 2008.

Obligations and Funded Status

	Pension benefit		Postretirement benefit
For the year ended	2008	2007	2008	2007
	(In thousands)
Change in benefit obligation:
Beginning of year	$9,136	$9,187	$3,246	$2,751
Service cost	372	418	147	143
Interest cost	557	521	184	156
Actuarial (gain) loss	(148)	(616)	133	238
Loss due to change in discount rate & mortality	742	—	—	—
Benefits paid	(482)	(374)	(80)	(63)
Adjustment for change in measurement date	232	—	—	—
Contributions by plan participants	—	—	27	21
End of year	10,410	9,136	3,656	3,246
Changes in fair value of plan assets:
Beginning of year	6,811	5,877	—	—
Actual return on plan assets	(1,545)	804	—	—
Employer contributions	502	504	53	42
Contributions by plan participants	—	—	27	21
Benefits paid	(482)	(374)	(80)	(63)
End of year	5,285	6,811	—	—
Unfunded status at end of year, recognized in
Other liabilities on the balance sheet	$(5,125)	$(2,325)	$(3,656)	$(3,246)
Amounts recognized in accumulated other
comprehensive loss consists of:
Unrecognized actuarial (gain) loss	$4,853	$2,175	$(678)	$(557)
Unrecognized prior service cost	132	162	580	625
Net amount recognized	$4,985	$2,337	$98	$(68)

The accumulated benefit obligation for the pension plan was $8,159,000 and $7,230,000 at September 30, 2008 and 2007, respectively.

The components of the net periodic benefit cost for these plans were as follows:

	Pension benefit			Postretirement benefit
For the year ended December 31,	2008	2007	2006	2008	2007	2006
	(In thousands)
Net periodic benefit cost:
Service cost	$372	$418	$437	$147	$143	$174
Interest cost	557	521	474	184	156	169
Expected return on plan assets	(511)	(431)	(402)	—	—	—
Amortization of unrecognized
transition (obligation) asset	—	—	(2)	—	—	—
Amortization of prior service cost	25	25	25	(45)	(45)	(45)
Recognized net actuarial loss	80	172	196	12	2	39
Net amount recognized	$523	$705	$728	$297	$256	$337

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $272,000 and $25,000, respectively. The estimated prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $45,000.

Assumptions used to determine benefit obligations for the pension plan as of a September 30 measurement date and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.25%	5.75%	5.75%
Rate of compensation increase	5.00	5.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:

	Pension benefits		Postretirement benefits
	2008	2007	2008	2007

Discount rate	5.75%	6.25%	5.75%	5.75%
Expected long-term rate of return
on plan assets	7.50	7.50	—	—
Rate of compensation increase	5.00	5.00	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan’s targeted allocation of assets.

The assumed health care cost trend rate for retirees under age 65 which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2008 was 10.0%, declining gradually to 5.0% in 2014 and remaining at that level thereafter. The assumed health care cost trend rate for retirees over age 65 which was also used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2008 was 9.0%, declining gradually to 4.0% in 2014 and remaining at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2008 by approximately $717,000 and the net periodic benefit cost for the year by approximately $78,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $549,000 and $59,000, respectively.

The Company’s pension plan asset allocation at December 31, 2008 and September 30, 2007, by asset category is as follows:

	2008	2007
Asset category:
Equity securities	46%	64%
Debt securities	51	35
Other	3	1
Total	100%	100%

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

The actual asset allocations at December 31, 2008 are consistent with the table above.

Directors Survival Insurance

The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $182,000 at December 31, 2008 and $244,000 at December 31, 2007 and are unfunded. The Company recorded an expense of $13,000, $24,000 and $22,000 relating to this plan during the years ended December 31, 2008, 2007 and 2006 respectively.

Bonus Plan

The Company maintains a program for full time employees. The benefits accrued under this plan totaled $40,000 at December 31, 2008 and $50,000 at December 31, 2007 and are unfunded. The Company recorded an expense of $427,000, $622,000 and $582,000 relating to this plan during the years ended December 31, 2008, 2007 and 2006 respectively.

Tax-Deferred Savings Plan

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $160,000, $150,000 and $145,000 in 2008, 2007 and 2006 respectively.

Supplemental Executive Retirement Plan

In 2004, the Company established a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $1,585,000 at December 31, 2008 and $1,131,000 at December 31, 2007, and are unfunded. The Company recorded an expense of $152,000, $191,000 and $185,000 relating to this plan during the years ended December 31, 2008, 2007 and 2006 respectively.

Director Retirement Plan

In 2004, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $658,000 and $635,000 at December 31, 2008 and 2007 respectively, and are unfunded. The Company recorded an expense of $74,000, $104,000 and $224,000 relating to this plan during the years ended December 31, 2008, 2007 and 2006 respectively.

(16)	Commitments and Contingent Liabilities

Legal Proceedings

The Company and the Bank are, from time to time, defendants in legal proceedings relating to the conduct of their business. In the best judgment of management, the consolidated financial position and results of operations of the Company will not be affected materially by the outcome of any pending legal proceedings.

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

Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31:

	2008	2007
	(In thousands)

Loan origination commitments and unused lines of credit:
Mortgage loans	$14,414	$12,740
Commercial loans	18,978	14,545
Home equity lines	12,509	10,938
Other revolving credit	1,456	2,563
	47,357	40,786
Standby letters of credit	1,241	1,753
	$48,598	$42,539

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $1,241,000 and $1,753,000 at December 31, 2008 and 2007, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2008 and 2007 was not significant.

(17)	Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Bank could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows, dollars in thousands:

(Level 1)
Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
	2008	Assets	Inputs	Inputs
Recurring:
Securities available for sale	$85,805	$564	$85,241	$—

Non-recurring:
Impaired loans	$646	$—	$—	$646

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008, dollars in thousands:

Impaired Loans

Balance at January 1	$—
Transfers in	795
Sales	—
Losses included in earnings	(149)
Balance at December 31	$646

The following information should not be interpreted as an estimate of the fair value of the entire Comapny since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying values for securities maturing within 90 days approximate fair values because there is little interest rate or credit risk associated with these instruments.

For certain state and municipal securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments. The Company has no securities where the fair value was based on Level 3.

Loans (Carried at Fair Value)

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

Impaired Loans (Generally Carried at Fair Value)

Impaired loans are those that are accounted for under FASB Statement No. 114 Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. As of December 31, 2008, the fair value of collateral-dependent impaired loans was $646,000, net of a valuation allowance of $149,000.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Restricted investments (Carried at Cost)

The carrying amount of restricted investments approximates fair value, and considers the limited marketability of such securities.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings (Carried at Cost)

The carrying amounts of short-term borrowings are comprised of FHLB overnight borrowings at cost which approximate their fair values.

Long-Term Debt (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments (Disclosed at Cost)

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing..

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2008 and 2007, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31:

	2008		2007
	Net		Net
	carrying	Estimated	carrying	Estimated
	Amount	fair value	Amount	fair value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$8,953	$8,953	$10,428	$10,428
Securities available for sale	85,805	85,805	92,064	92,064
Securities held to maturity	5,765	5,798	6,320	6,377
Loans, net	264,393	263,966	249,633	250,554
Accrued interest receivable	1,858	1,858	2,119	2,119
Restricted investments	3,435	3,435	2,998	2,998

Financial liabilities:
Demand deposits (non-interest-bearing)	58,648	58,648	62,143	62,143
Interest-bearing deposits	238,076	240,039	237,099	236,764
Short-term debt	10,524	10,524	5,509	5,509
Federal Home Loan Bank borrowings	35,000	36,286	30,000	30,019
Accrued interest payable	553	553	548	548

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

(18)	Condensed Parent Company Financial Statements

The following are the condensed, parent company-only financial statements for Jeffersonville Bancorp:

Balance Sheets

	December 31
	2008	2007
	(In thousands)

Assets
Cash	$108	$56
Securities available for sale	799	977
Investment in subsidiary	40,433	41,662
Premises and equipment, net	1,065	1,127
Other assets	298	230
Total Assets	$42,703	$44,052

Liabilities and Stockholders’ Equity
Liabilities	$41	$94
Stockholders’ equity	42,662	43,958
Total Liabilities and Stockholders’ Equity	$42,703	$44,052

Statements of Income

	Years ended December 31
	2008	2007	2006
	(In thousands)

Dividend income from subsidiary	$2,475	$4,175	$4,787
Dividend income on securities available for sale	43	34	34
Gain on sale of securities	63	1	—
Impairment charge on securities	(101)	(30)	—
Other non-interest income	—	2	3
	2,480	4,182	4,824
Occupancy and equipment expenses	116	120	121
Other non-interest expenses	146	162	131
	262	282	252
Income before income taxes and
undistributed income of subsidiary	2,218	3,900	4,572
Income tax expense	—	—	—
Income before undistributed
income of subsidiary	2,218	3,900	4,572
Equity in undistributed income of subsidiary	484	375	371
Net Income	$2,702	$4,275	$4,943

Statements of Cash Flows

	Years ended December 31
	2008	2007	2006
	(In thousands)

Operating activities:
Net income	$2,702	$4,275	$4,943
Equity in undistributed income of subsidiary	(484)	(375)	(371)
Depreciation and amortization	62	62	62
(Gain) loss on sale of securities	(63)	(1)	—
Impairment charge on securities	101	30	—
Other adjustments, net	(66)	(229)	—

Net Cash Provided by Operating Activities	2,252	3,762	4,634
Investing activities:
Proceeds from sale of securities available for sale	334	13	—
Purchase of securities available for sale	(332)	—	—
Purchases of premises and equipment	—	(350)	—

Cash Provided by (Used in) Investing Activities	2	(337)	—
Financing activities:
Purchases of treasury stock	—	(1,245)	(2,614)
Cash dividends paid	(2,202)	(2,134)	(2,098)
Net Cash Used in Financing Activities	(2,202)	(3,379)	(4,712)
Net Increase (Decrease) in Cash	52	46	(78)
Cash at Beginning of Year	56	10	88
Cash at End of Year	$108	$56	$10

ITEM 9          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to disclose.

ITEM 9A.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2008. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2008.

ITEM 9B.      OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2008 fiscal year end, in the Election of Directors section, the Management section, the Executive Compensation And Other Information section, and the corporate governance disclosures which sections is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2009 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2009 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2009 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2009 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The consolidated financial statements and schedules of the Company and Bank are included in item 8 of Part II.

(a) 2.	All schedules are omitted since the required information is either not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

	3.1	Certificate of Incorporation of the Company (Incorporation by Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement, effective June 29, 1991)

	3.2	The Amended and Restated Bylaws of the Company (Incorporated by Reference to Exhibit 3.1 to Form 8-K filed on December 31, 2007)

	4.1	Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

	21.1	Subsidiaries of the Company

	31.1	Section 302 Certification of Chief Executive Officer

	31.2	Section 302 Certification of Chief Financial Officer

	32.1	906 certification of Chief Executive Officer

	32.2	906 certification of Chief Financial Officer

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2009	By:	/s/ Wayne V. Zanetti	By:	/s/ John A. Russell
		Chief Executive Officer		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth C. Klein	Chairman–Director	March 23, 2009
Kenneth C. Klein

/s/ Raymond Walter	Vice Chairman–Director	March 23, 2009
Raymond Walter

/s/ Wayne V. Zanetti	Chief Executive Officer	March 23, 2009
Wayne V. Zanetti	President–Director

/s/ John K. Gempler	Secretary–Director	March 23, 2009
John K. Gempler

/s/ John W. Galligan	Director	March 23, 2009
John W. Galligan

/s/ Douglas A. Heinle	Director	March 23, 2009
Douglas A. Heinle

/s/ Donald L. Knack	Director	March 23, 2009
Donald L. Knack

/s/ James F. Roche	Director	March 23, 2009
James F. Roche

/s/ Edward T. Sykes	Director	March 23, 2009
Edward T. Sykes

/s/ Earle A. Wilde	Director	March 23, 2009
Earle A. Wilde