Form 10-Q
period 2009-03-31
JEFFERSONVILLE BANCORP
filed 2009-05-14
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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
Yes ☒                                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2009
Common Stock, $0.50 par value per share	4,234,321 shares

INDEX TO FORM 10-Q

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008

ASSETS
Cash and due from banks	$6,295	$8,953
Federal funds sold	11,800	—
Cash and cash equivalents	18,095	8,953

Securities available for sale, at fair value	89,794	85,805
Securities held to maturity, estimated fair value of $6,379
at March 31, 2009 and $5,798 at December 31, 2008	6,196	5,765
Loans, net of allowance for loan losses of $3,268 at
March 31, 2009 and $3,170 at December 31, 2008	263,072	264,393
Accrued interest receivable	2,003	1,858
Premises and equipment, net	4,212	4,312
Restricted investments	2,980	3,435
Bank-owned life insurance	14,256	14,127
Foreclosed real estate	1,254	1,278
Other assets	8,619	8,641
Total Assets	$410,481	$398,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$56,448	$58,648
NOW and super NOW accounts	36,422	28,137
Savings and insured money market deposits	78,092	73,814
Time deposits	148,680	136,125
Total Deposits	319,642	296,724

Federal Home Loan Bank borrowings	35,000	35,000
Short-term debt	345	10,524
Other liabilities	12,758	13,657
Total Liabilities	367,745	355,905

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	41,553	41,349
Accumulated other comprehensive loss	(2,717)	(2,587)
Total Stockholders’ Equity	42,736	42,662
Total Liabilities and Stockholders’ Equity	$410,481	$398,567

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the three months ended March 31,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,364	$4,610
Securities:
Taxable	580	651
Tax-exempt	427	560
Federal funds sold and other	2	18
Total Interest and Dividend Income	5,373	5,839

INTEREST EXPENSE
Deposits	1,225	1,638
Federal Home Loan Bank borrowings	366	323
Other	2	14
Total Interest Expense	1,593	1,975

Net interest income	3,780	3,864
Provision for loan losses	150	—
Net Interest Income After Provision for Loan Losses	3,630	3,864

NON-INTEREST INCOME
Service charges	387	440
Earnings on bank-owned life insurance	129	137
Net gains on sale of securities	166	14
Foreclosed real estate income (loss), net	16	(2)
Other non-interest income	193	233
Total Non-Interest Income	891	822

NON-INTEREST EXPENSES
Salaries and employee benefits	2,172	1,941
Occupancy and equipment expenses	540	519
Other non-interest expenses	943	915
Total Non-Interest Expenses	3,655	3,375

Income before income tax expense	866	1,311
Income tax expense	112	257
Net Income	$754	$1,054

Basic earnings per common share	$0.18	$0.25

Average common shares outstanding	4,234	4,234

Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the three months ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$754	$1,054
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	150	—
Depreciation and amortization	167	128
Loss on sale of premises and equipment	7	—
Earnings on bank-owned life insurance	(129)	(137)
Net gains on sale of securities	(166)	(14)
Deferred income tax (benefit)	1,544	(153)
Increase in accrued interest receivable	(145)	(35)
Increase in other assets	(1,435)	(132)
Increase (decrease) in other liabilities	(899)	65
Net Cash Provided (Used) by Operating Activities	(152)	776

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	9,142	7,087
Securities held to maturity	304	496
Proceeds from sales of securities available for sale	4,056	3,869
Purchases:
Securities available for sale	(17,238)	(10,255)
Securities held to maturity	(735)	(150)
Net redemption of restricted investments	455	230
Net increase (decrease) in loans receivable	1,171	(492)
Net purchases of premises and equipment	(74)	(149)
Proceeds from sale of foreclosed real estate	24	—
Net Cash Provided (Used) by Investing Activities	(2,895)	636

FINANCING ACTIVITIES:
Net increase in deposits	22,918	9,656
Net decrease in short-term debt	(10,179)	(5,152)
Cash dividends paid	(550)	(550)
Net Cash Provided by Financing Activities	12,189	3,954
Net Increase in Cash and Cash Equivalents	9,142	5,366
Cash and Cash Equivalents at Beginning of Year	8,953	10,428
Cash and Cash Equivalents at End of Period	$18,095	$15,794

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,645	$1,766
Income taxes	52	—

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
March 31, 2009
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of March 31, 2009 and December 31, 2008 as well as the results of operations and the cash flows for the three month periods ended March 31, 2009 and 2008. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. First quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2008 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2009.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For both three month periods ended March 31, 2009 and 2008, the weighted average common shares outstanding were 4,234,321. There were no dilutive securities outstanding during either period.

C.           Comprehensive Income

The following tables show comprehensive income for the three month periods ended March 31, 2009 and 2008.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Net Income	$754	$1,054

Other Comprehensive Income:
Net unrealized holding gains (losses) on available for sales securities arising during the period, net of taxes (benefit) of $(20) and $259 respectively	(30)	389
Reclassification adjustment for net realized gains on sale of available for sale securities included in income during the period, net of taxes of $66 and $6,respectively	(100)	(8)
Amortization of pension and post retirement liabilities’ gains and losses, net of taxes of $0 and $9,
respectively	—	13
Other comprehensive income (loss)	(130)	394

Total comprehensive income	$624	$1,448

The following table shows the components of accumulated other comprehensive loss at March 31, 2009 and December 31, 2008, dollars shown in thousands:

	March 31,	December 31,
	2009	2008

Supplemental executive retirement plan, net of tax of
$254 and $228, respectively	$(382)	$(342)
Postretirement benefits, net of tax of $42 and $39,
respectively	(64)	(59)
Defined benefit pension liability, net of tax of $1,964 and
$1,994, respectively	(2,946)	(2,991)
Net unrealized holding losses, net of tax of $450
and $537, respectively	675	805
Accumulated other comprehensive loss	$(2,717)	$(2,587)

D.           New Accounting Pronouncements

See Item G. Fair Values of Financial Instruments for fair value related pronouncements issued in 2009.

E.           Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2008 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended March 31, 2009 and 2008, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2009	2008	2009	2008

Service cost	$110	$98	$40	$36
Interest cost	146	140	52	46
Expected return on plan assets	(95)	(129)	—	—
Amortization of prior service (cost) credit	6	6	(11)	(11)
Recognized net actuarial loss	68	23	4	3

Net periodic benefit cost	$235	$138	$85	$74

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expected to contribute $465,000 to its pension plan and $101,000 to its other postretirement benefits plan in 2009. As of March 31, 2009, a contribution of $243,000 was made to the pension plan and $30,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2009 will be made.

F.           Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,020,000 at March 31, 2009 and $1,241,000 at December 31, 2008 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2009 was insignificant.

G.           Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective dates and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently considering the impact this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Company is currently considering the impact this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently considering the impact this new pronouncement will have on its consolidated financial statements.

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

For financial and non-financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows, dollars in thousands:

Quoted
Prices in
	Total	Active	Significant
	Assets	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2009:
Recurring:
Securities available for sale	$89,794	$437	$89,357	$—

December 31, 2008:
Recurring:
Securities available for sale	$85,805	$564	$85,241	$—

As of March 31, 2009, a total of $21,583,000 in available for sale securities had a $528,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. Four of these available for sale securities, totaling $1,355,000 or $8,000 of unrealized loss, were in a continual loss position for 12 months or more. In management’s opinion, the unrealized losses are a reflection of interest rate changes and not credit related. As such, the Bank has the intent and proven ability to hold securities until recovery by the adequate liquidity available through the Federal Home Loan Bank of New York, the Atlantic Central Bankers Bank, and other banking institutions. Therefore, no impairment was recorded.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009, dollars in thousands:

	Foreclosed Assets	Impaired Loans

Balance at January 1	$1,278	$646
Transfers in	—	1,282
Sales	(24)	—
Losses included in earnings	—	(150)
Balance at March 31	$1,254	$1,778

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral.  As of March 31, 2009 and December 31, 2008, the fair values of collateral-dependent impaired loans were $1,778,000 and $646,000, net of a valuation allowance of $299,000 and $149,000, respectively.

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

A.           Overview – Financial Condition

During the period from December 31, 2008 to March 31, 2009, total assets increased $11,914,000 or 3.0%. The increase was due to $11,800,000 in federal funds sold and a $4,420,000 or 4.8% increase in investment securities, partially offset by a $1,321,000 or 0.5% decrease in net loans and a $2,658,000 or 29.7% decrease in cash and cash due from banks. The net increase in total assets was funded by the large increase in deposits.

Total deposits increased from $296,724,000 at December 31, 2008 to $319,642,000 at March 31, 2009, an increase of $22,918,000 or 7.7%.  NOW and super NOW accounts increased $8,285,000 or 29.4%, savings and insured money market deposits increased $4,278,000 or 5.8% and time deposits increased $12,555,000 or 9.2% due to seasonal influences and the Bank’s enhanced sales initiative, along with changes and uncertainty in the marketplace. Depositors have increasingly brought deposits to Jeff Bank, possibly due to lack of other investment opportunities and uncertainty in the stock market. Demand deposits decreased $2,200,000 to $56,448,000 at March 31, 2009, a decrease of 3.8%. Short-term debt decreased $10,179,000 because the increase in total deposits satisfied the Company’s liquidity needs.

Total stockholders’ equity increased $74,000 or 0.2% from $42,662,000 at December 31, 2008 to $42,736,000 at March 31, 2009. This increase was the result of net income of $754,000 less an increase of $130,000 in accumulated other comprehensive loss and payment of cash dividends of $550,000.

Loan Portfolio Composition, dollars in thousands:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$100,313	37.7%	$103,212	38.6%
Commercial	94,231	35.4	93,069	34.9
Home Equity	30,722	11.6	31,096	11.6
Farm land	3,842	1.4	3,879	1.4
Construction	2,673	1.0	2,737	1.0
	231,781	87.1%	233,993	87.5%
OTHER LOANS
Commercial loans	25,737	9.7	25,183	9.4
Consumer installment loans	7,594	2.8	7,511	2.8
Other consumer loans	180	0.1	173	0.1
Agricultural loans	688	0.3	430	0.2
	34,199	12.9%	33,297	12.5%
Total loans	265,980	100.0%	267,290	100.0%
Unamortized deferred loan fees and origination costs	360		273
Allowance for loan losses	(3,268)		(3,170)
Total loans, net	$263,072		$264,393

B.           Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. While no provision was recorded in the first quarter of 2008, a provision of $150,000 was provided for the three months ended March 31, 2009. Total charge-offs for the three month period ended March 31, 2009 were $108,000 compared to $153,000 for the same period in the prior year, and recoveries were $56,000 and $38,000 for the periods ended March 31, 2009 and 2008, respectively. The amounts represent net charge-offs of $115,000 in the first quarter of 2008 versus net charge-offs of $52,000 for the first quarter of 2009. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2009	2008	2008

Balance at beginning of period	$3,170	$3,352	$3,352
Provision for loan losses	150	—	265
Loans charged-off	(108)	(153)	(647)
Recoveries	56	38	200
Balance at ending of period	$3,268	$3,237	$3,170

Annualized net charge-offs as a percentage of
average outstanding loans	0.08%	0.18%	0.17%
Allowance for loan losses to:
Total loans	1.23%	1.28%	1.18%
Total non-performing loans	38.5%	115.6%	51.8%

The allowance for loan losses was $3.3 million at March 31, 2009, and $3.2 million at both December 31 and March 31, 2008. Nonperforming loans were $8.4 million at March 31, 2009 and $6.1 million at December 31, 2008. An increase in nonperforming loans with a relatively stable allowance for loan losses is reflected in the decrease of the allowance’s coverage on nonperforming loans from 115.6% at March 31, 2008 to 51.8% at December 31, 2008 and 38.5% at March 31, 2009. While nonperforming loans have increased, the Banks loans remain well collateralized, and with the Banks minimal loss history and low charge-offs, management believes the allowance is adequate.

C.           Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. Interest income on nonaccrual loans that are well secured is recorded on a cash basis.

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	March 31,	December 31,
	2009	2008

Nonaccrual loans	$7,791	$5,434
Loans past due 90 days or more and
still accruing interest	704	686
Total nonperforming loans	$8,495	$6,120
Non-performing loans as a percentage of total loans	3.19%	2.29%

As of March 31, 2009, there were $6,771,000 in loans, compared to $5,191,000 at December 31, 2008, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114.

D.      Capital

Under the Federal Reserve’s risk-based capital rules, the Bank’s Tier I risk-based capital was 15.9% and total risk-based capital was 17.1% of risk-weighted assets at March 31, 2009. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 11.0% at March 31, 2009 is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of March 31, 2009, dollars in thousands:

As of March 31,	2009

TIER I CAPITAL
Banks’ equity, excluding the after-tax net other comprehensive loss	$43,310

TIER II CAPITAL
Allowance for loan losses (1)	3,285
Total risk-based capital	$46,595
Risk-weighted assets (2)	$272,580
Average assets	$394,498

RATIOS
Tier I risk-based capital (minimum 4.0%)	15.9%
Total risk-based capital (minimum 8.0%)	17.1%
Leverage (minimum 4.0%)	11.0%

1	For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.
[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended March 31, 2009
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$48,378	$580	4.80%
Tax exempt securities (2)	42,218	645	6.11%
Total securities	90,596	1,225	5.41%
Other	2,955	2	0.27%
Loans
Real estate mortgages	193,399	3,204	6.63%
Home equity loans	30,864	469	6.08%
Time and demand loans	25,200	264	4.19%
Installment and other loans	18,066	427	9.45%
Total loans (3)	267,529	4,364	6.52%
Total interest earning assets	361,080	5,591	6.19%
Other assets	39,522
Total assets	$400,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$35,813	22	0.25%
Savings and insured money market deposits	72,926	94	0.52%
Time deposits	142,599	1,109	3.11%
Total interest bearing deposits	251,338	1,225	1.95%
Other	1,695	2	0.47%
Federal Home Loan Bank borrowings	35,000	366	4.19%
Total interest bearing liabilities	288,033	1,593	2.21%
Demand deposits	57,143
Other liabilities	12,455
Total liabilities	357,631
Stockholders’ equity	42,971
Total liabilities and stockholders’ equity	$400,602
Net interest income – tax effected		3,998
Less: Tax gross up on exempt securities		(218)
Net interest income per statement of income		$3,780
Net interest spread			3.98%
Net interest margin (4)			4.43%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended March 31, 2008
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$52,624	$651	4.95%
Tax exempt securities (2)	47,336	820	6.93%
Total securities	99,960	1,471	5.89%
Other	2,445	18	2.94%
Loans
Real estate mortgages	185,467	3,245	7.00%
Home equity loans	25,955	434	6.69%
Time and demand loans	24,902	460	7.39%
Installment and other loans	18,146	471	10.38%
Total loans (3)	254,470	4,610	7.25%
Total interest earning assets	356,875	6,099	6.84%
Other assets	31,917
Total assets	$388,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,339	41	0.49%
Savings and insured money market deposits	84,121	270	1.28%
Time deposits	124,899	1,327	4.25%
Total interest bearing deposits	242,359	1,638	2.70%
Other	1,329	14	4.21%
Federal Home Loan Bank borrowings	30,000	323	4.31%
Total interest bearing liabilities	273,688	1,975	2.89%
Demand deposits	61,913
Other liabilities	8,917
Total liabilities	344,518
Stockholders’ equity	44,274
Total liabilities and stockholders’ equity	$388,792
Net interest income – tax effected		4,124
Less: Tax gross up on exempt securities		(260)
Net interest income per statement of income		$3,864
Net interest spread			3.95%
Net interest margin (4)			4.62%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Three months ended March 31,
	2009 compared to 2008
	increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities[1]	$(138)	$(108)	$(246)
Other	4	(20)	(16)
Loans	237	(483)	(246)
Total interest income	103	(611)	(508)

INTEREST EXPENSE
NOW and Super NOW deposits	3	(22)	(19)
Savings and insured money market deposits	(36)	(140)	(176)
Time deposits	188	(406)	(218)
Other	4	(16)	(12)
Federal Home Loan Bank borrowings	54	(11)	43
Total interest expense	213	(595)	(382)
Net interest income	$(110)	$(16)	$(126)

[1]	Interest income on the tax exempt portion of securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends to provide tax equivalent volume and rates.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of March 31, 2009, the Bank is permitted to pay a dividend without prior OCC approval.

For the three months ended March 31, 2009, a total of $9,142,000 in cash was generated. Financing activities accounted for $12,189,000 in cash provided, partially offset by cash used for operating and investing activities of $153,000 and $2,894,000, respectively. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or more at March 31, 2009, dollars in thousands:

Deposits
Due three months or less	$14,870
Over three months through six months	15,155
Over six months though twelve months	8,777
Over twelve months	16,254
$55,056

E.           Results of Operations

Net income for the first three months of 2009 decreased $300,000 to $754,000 from $1,054,000 for the same period in 2008. Net interest income after provision for loan losses decreased $234,000 or 6.1% to $3,630,000. This decrease is primarily due to a $150,000 provision for loan losses for the quarter ended March 31, 2009 versus no provision for the same quarter in 2008 and a decrease in interest income of $466,000 or 8.0%, partly offset by decreased interest expense of $382,000. Non-interest expenses increased $280,000, while there was an increase in non-interest income of $69,000 and a reduction in income tax expense of $145,000. The Company’s annualized return on average assets was 0.8% for the three months ended March 31, 2009, down from 1.1% for the same period last year. The annualized return on average stockholders’ equity was 7.0% and 9.5% for the three months ended March 31, 2009 and 2008, respectively.

Total interest income decreased $466,000 or 8.0% to $5,373,000, of which $246,000 or 5.3% of the decrease is attributable to lower income on loans, a result of lower variable rates and new loans replacing higher yielding loans. Interest income on investment securities decreased $204,000 or 16.8% primarily resulting from calls of higher yielding securities being replaced late in the quarter by lower market rate investments. Interest expense decreased $382,000 or 19.3% from $1,975,000 for the three months ended March 31, 2008 to $1,593,000 for the three months ended March 31, 2009. The majority of the decrease came from a 25.2% or $413,000 decrease in interest expense on deposits, from $1,638,000 in 2008 to $1,225,000 in 2009. Interest expense on Federal Home Loan Bank borrowings increased due to a higher level of borrowings. Total interest expense decreased as a result of a decrease in the rates paid on interest bearing liabilities despite an increase in the average balance of interest bearing liabilities.

Tax equivalent net interest spread increased 3 basis points and net interest margin decreased 19 basis points, to 4.43% in the first quarter of 2009 from 4.62% in the same quarter of 2008. Tax equivalent net interest income decreased $126,000 or 3.1% in the first three months of 2009 compared to the same period in 2008. Income on average interest earning assets experienced a decrease of $508,000 or 65 basis points, mostly composed of lower tax equivalent interest income on average loans and average investment securities, which both decreased by $246,000 for the three months ended March 31, 2009. The 65 basis point decrease was due primarily to lower interest rates on average loans of 73 basis points and a decrease in the average balance of investment securities due to the timing between calls and purchases. Loan rates decreased due to variable rate features and economic conditions, with rates on time and demand loans decreasing the most, from 7.39% to 4.19%. This resulted in a decrease of $196,000 or 4.2% in interest income on average time and demand loans. As average rates on bonds and other securities fell, many obligations were called faster than they were replaced. Partially offsetting the decrease in total interest income was a decrease in the total interest expense of $382,000 as a result of a 68 basis point decrease on the average rate paid on total interest-bearing liabilities. Declining interest rates on interest-bearing deposits were the primary source. Interest expense on total interest bearing deposits decreased 75 basis points, primarily in time deposits (a decrease of 114 basis points or $218,000) and savings and insured money market deposits (a decrease of 76 basis points or $176,000).

The total average balance for interest earning assets was $361,080,000 for the three month period ended March 31, 2009 compared to $356,875,000 for the same three month period in 2008, an increase of $4,205,000 or 1.2%. The overall yield on average interest earning assets decreased 65 basis points from 6.84% in 2008 to 6.19% in 2009. Average loans increased $13,059,000 or 5.1%. Average real estate mortgages and home equity loans increased by $7,932,000 or 4.3% and $4,909,000 or 18.9%, respectively, as many customers took advantage of historically low rates. Average yields on those loans decreased by 37 and 61 basis points, respectively, for the three months ended March 31, 2009 compared to the same period in 2008. Partially offsetting the increase in average loans was a decrease in average investment securities of $9,364,000 and 48 basis points from March 31, 2008 to March 31, 2009. The average balance of tax exempt securities decreased $5,118,000 and 82 basis points due to calls and maturities from the falling interest rates. Average taxable securities decreased $4,246,000 and 15 basis points as agency securities were not called as frequently. Average short-term investments, primarily federal funds sold, increased $510,000, with a yield decrease of 267 basis points, from 2.94% to 0.27%, due to the continuing reduction of the federal funds rate by the Federal Reserve Bank.

The provision for loan losses was $150,000 for the three months ended March 31, 2009, which was an increase from no provision for the three months ended March 31, 2008. The increase in 2009 was due to the increased level of non-accrual loans.

Non-interest income increased to $891,000 for the first three months of 2009 compared to $822,000 for the same period in 2008, a change of $69,000 or 8.4%. This increase was primarily the result of net security gains of $166,000 for the quarter ended March 31, 2009, $152,000 more than what was recorded for the first quarter of 2008. Included in the $166,000, was a gain of $129,000 on the sale of Federal Home Loan Mortgage Corporation preferred stock (FHLMC) as of March 31, 2009. The gain on FHLMC stock was a result of a minor recovery over prior year’s impairment charge which reduced the $5.1 million invested in FHLMC stock to its market value at December 31, 2008 of $56,000. For further discussion, please see the 2008 Annual Report on Form 10-K. Partially offsetting this increase was a decrease of $53,000 or 12.0% in service charges due to a lower volume of overdrafts and $40,000 or 17.2% decrease in other non-interest income. Non-interest expenses increased $280,000 or 8.3%, to $3,655,000 for the first three months ended March 31, 2009 compared to $3,375,000 for the same period in 2008. Costs associated with salaries and employee benefits increased $231,000, from $1,941,000 to $2,172,000, primarily due to increased pension expense of $105,000, and other fringe benefit costs. Other non-interest expense increased $28,000, primarily consisting of consulting and audit fees.

Income tax expense was $112,000 for the three month period ended March 31, 2009 compared to $257,000 for the corresponding period in 2008, a decrease of $145,000 or 56.4%. The Company’s effective tax rates were 12.9% and 19.6% for the three month periods ended March 31, 2009 and 2008, respectively. The reduction in effective tax rates was due to tax exempt interest and earnings on bank owned life insurance being a higher percentage of income before income tax expense in 2009 as compared to 2008.

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

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2008. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4T.	CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Not applicable
(b)           Not applicable
(c)           Not applicable
(d)           Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1           Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
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

May 14, 2009