Form 10-Q
period 2009-06-30
JEFFERSONVILLE BANCORP
filed 2009-08-14
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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
Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $0.50 par value per share	4,234,321 shares

INDEX TO FORM 10-Q

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$7,862	$8,953
Federal funds sold	6,700	—
Cash and cash equivalents	14,562	8,953

Securities available for sale, at fair value	98,136	85,805
Securities held to maturity, estimated fair value of $9,325 at June 30, 2009 and $5,798 at December 31, 2008	9,131	5,765
Loans, net of allowance for loan losses of $3,198 at June 30, 2009 and $3,170 at December 31, 2008	263,044	264,393
Accrued interest receivable	1,751	1,858
Premises and equipment, net	4,193	4,312
Restricted investments	2,824	3,435
Bank-owned life insurance	14,376	14,127
Foreclosed real estate	1,431	1,278
Other assets	8,128	8,641
Total Assets	$417,576	$398,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$61,688	$58,648
NOW and super NOW accounts	32,032	28,137
Savings and insured money market deposits	82,023	73,814
Time deposits	154,723	136,125
Total Deposits	330,466	296,724

Federal Home Loan Bank borrowings	30,000	35,000
Short-term debt	431	10,524
Other liabilities	13,251	13,657
Total Liabilities	374,148	355,905

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	41,880	41,349
Accumulated other comprehensive loss	(2,352)	(2,587)
Total Stockholders’ Equity	43,428	42,662
Total Liabilities and Stockholders’ Equity	$417,576	$398,567

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the three months ended June 30,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,342	$4,525
Securities:
Taxable	571	651
Tax-exempt	491	528
Federal funds sold and other	3	11
Total Interest and Dividend Income	5,407	5,715

INTEREST EXPENSE
Deposits	1,189	1,452
Federal Home Loan Bank borrowings	350	316
Other	—	8
Total Interest Expense	1,539	1,776

Net interest income	3,868	3,939
Provision for loan losses	—	40
Net Interest Income After Provision for Loan Losses	3,868	3,899

NON-INTEREST INCOME
Service charges	430	461
Earnings on bank-owned life insurance	120	112
Net gains on sale of securities	2	51
Foreclosed real estate expense	(33)	(52)
Other non-interest income	335	297
Total Non-Interest Income	854	869

NON-INTEREST EXPENSES
Salaries and employee benefits	2,095	1,851
Occupancy and equipment expenses	537	559
Other non-interest expenses	1,013	820
Total Non-Interest Expenses	3,645	3,230

Income before income tax expense	1,077	1,538
Income tax expense	199	337
Net Income	$878	$1,201

Basic earnings per common share	$0.21	$0.28

Average common shares outstanding	4,234	4,234

Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the six months ended June 30,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$8,706	$9,135
Securities:
Taxable	1,151	1,302
Tax-exempt	918	1,088
Federal funds sold and other	5	29
Total Interest and Dividend Income	10,780	11,554

INTEREST EXPENSE
Deposits	2,414	3,090
Federal Home Loan Bank borrowings	716	639
Other	2	22
Total Interest Expense	3,132	3,751

Net interest income	7,648	7,803
Provision for loan losses	150	40
Net Interest Income After Provision for Loan Losses	7,498	7,763

NON-INTEREST INCOME
Service charges	817	901
Earnings on bank-owned life insurance	249	249
Net gains on sale of securities	168	65
Foreclosed real estate expense	(17)	(54)
Other non-interest income	528	530
Total Non-Interest Income	1,745	1,691

NON-INTEREST EXPENSES
Salaries and employee benefits	4,267	3,792
Occupancy and equipment expenses	1,077	1,078
Other non-interest expenses	1,956	1,735
Total Non-Interest Expenses	7,300	6,605

Income before income tax expense	1,943	2,849
Income tax expense	311	594
Net Income	$1,632	$2,255

Basic earnings per common share	$0.39	$0.53

Average common shares outstanding	4,234	4,234

Cash dividends declared per share	$0.26	$0.26

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the six months ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income	$1,632	$2,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	40
Depreciation and amortization	325	326
Loss on sale of premises and equipment	7	—
Earnings on bank-owned life insurance	(249)	(249)
Net gains on sale of securities	(168)	(65)
Deferred income tax (benefit)	1,441	(153)
Decrease in accrued interest receivable	107	135
Increase in other assets	(1,082)	(62)
Increase (decrease) in other liabilities	(406)	377
Net Cash Provided by Operating Activities	1,757	2,604

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	25,389	13,567
Securities held to maturity	649	718
Proceeds from sales of securities available for sale	4,056	4,039
Purchases:
Securities available for sale	(41,219)	(17,885)
Securities held to maturity	(4,015)	(340)
Net redemption of restricted investments	611	45
Net (increase) decrease in loans receivable	1,022	(8,766)
Net purchases of premises and equipment	(213)	(385)
Proceeds from sale of foreclosed real estate	24	—
Net Cash Used by Investing Activities	(13,696)	(9,007)

FINANCING ACTIVITIES:
Net increase in deposits	33,742	7,284
Repayment of Federal Home Loan Bank borrowings	(5,000)	—
Net decrease in short-term debt	(10,093)	(706)
Cash dividends paid	(1,101)	(1,101)
Net Cash Provided by Financing Activities	17,548	5,477
Net Increase (Decrease) in Cash and Cash Equivalents	5,609	(926)
Cash and Cash Equivalents at Beginning of Year	8,953	10,428
Cash and Cash Equivalents at End of Period	$14,562	$9,502

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$3,204	$3,865
Income taxes	52	—
Transfer of loans to foreclosed real estate	177	1,254

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
June 30, 2009
(Unaudited)

A.	Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of June 30, 2009 and December 31, 2008, the results of operations for the three month and six month periods ended June 30, 2009 and 2008, and the cash flows for the six month periods ended June 30, 2009 and 2008. Certain reclassifications may have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. Second quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2008 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2009.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein, August 14, 2009.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For both three and six month periods ended June 30, 2009 and 2008, the weighted average common shares outstanding were 4,234,321. There were no dilutive securities outstanding during these periods.

C.	Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available for Sale Securities:
Government sponsored enterprises	$8,029	$71	$(60)	$8,040
Obligations of states and political subdivisions	41,248	1,094	(60)	42,282
Mortgage-backed securities and collateralized mortgage obligations	36,415	622	(22)	37,015
Corporate Debt	9,877	129	(41)	9,965
Certificates of Deposit	98	—	—	98
Total debt securities	95,667	1,916	(183)	97,400
Equity securities	739	69	(72)	736
Total securities available for sale	$96,406	$1,985	$(255)	$98,136

Held to Maturity Securities:
Obligations of states and political subdivisions	$9,131	$209	$(15)	$9,325

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)

Available for Sale Securities:
Government sponsored enterprises	$29,000	$158	$(30)	$29,128
Obligations of states and political subdivisions	36,850	921	(49)	37,722
Mortgage-backed securities and collateralized mortgage obligations	17,819	303	(63)	18,059
Total debt securities	83,669	1,382	(142)	84,909
Equity securities	794	180	(78)	896
Total securities available for sale	$84,463	$1,562	$(220)	$85,805

Held to Maturity Securities:
Obligations of states and political subdivisions	$5,765	$68	$(35)	$5,798

There were no sales of securities held to maturity during the six months ended June 30, 2009 or for the year ended December 31, 2008.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at June 30, 2009, by remaining period of contractual maturity, are shown in the following table. The table excludes equity securities, mortgage-backed securities and collateralized mortgage obligations.

	Amortized	Estimated
	Cost	fair value
	(In thousands)

Within one year	$17,956	$18,007
One to five years	42,204	43,337
Five to ten years	7,236	7,301
Over ten years	987	1,065
Total	$68,383	$69,710

The table below presents the amortized cost and estimated fair value of mortgage-backed securities and collateralized mortgage obligations. Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)

Within one year	$9,958	$10,059
One to five years	11,657	11,824
Five to ten years	3,906	4,014
Over ten years	10,894	11,118
Total	$36,415	$37,015

The table below presents the estimated fair value and the gross unrealized losses on investment securities at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available for sale:
Government sponsored enterprises	$6,969	$60	$—	$—	$6,969	$60
Obligations of states and political subdivisions	4,031	56	129	4	4,160	60
Mortgage-backed securities and collateralized mortgage obligations	5,597	22	—	—	5,597	22
Corporate Debt	2,166	41	—	—	2,166	41
Total debt securities	$18,763	$179	$129	$4	$18,892	$183

Equity securities	$—	$—	$279	$72	$279	$72

Held to maturity:
Obligations of states and political subdivisions	$998	$15	$—	$—	$998	$15

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available for sale:
Government sponsored enterprises	$1,470	$30	$—	$—	$1,470	$30
Obligations of states and political subdivisions	4,088	40	308	9	4,396	49
Mortgage-backed securities and collateralized mortgage obligations	3,168	42	1,196	21	4,364	63
Total debt securities	$8,726	$112	$1,504	$30	$10,230	$142

Equity securities	$253	$78	$—	$—	$253	$78

Held to maturity:
Obligations of states and political subdivisions	$1,115	$35	$—	$—	$1,115	$35

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, FNMA and FHLMC. These securities are not backed by the full faith of the U.S. government. All mortgage-backed securities and collateralized mortgage obligations are securities guaranteed by Freddie Mac, Fannie Mae, and GNMA, which are U.S. government sponsored entities. Corporate debt securities are comprised of AA rated and A rated securities.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Securities identified as OTTI are written down to their current fair value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment may also be recorded if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

As of June 30, 2009, a total of $19,171,000 in available for sale securities had a $255,000 total unrealized loss which is included in accumulated other comprehensive loss on the consolidated balance sheet, net of tax. Five of these available for sale securities, totaling $408,000 or $76,000 of unrealized loss, were in a continual loss position for 12 months or more. One security was an obligation of state or political subdivision and four were equity securities. Management believes that none of the unrealized losses on non-equity securities at June 30, 2009 are due to the underlying credit quality of the issuers of the securities, but are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company and its subsidiary bank have the intent and proven ability to hold securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and will not, more-likely-than-not, have to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. No impairment charge was recorded on these securities for the period ended June 30, 2009.

As of December 31, 2008, a credit-related impairment charge of $131,000 was recorded on an equity security, which remains unrealized. $30,000 of the impairment was recorded in 2007 and $101,000 was recorded in the quarter ended December 31, 2008. Management believes the impairment on this security as well as the impairment on the remaining three equity securities in a continual loss position for 12 months or more, as of June 30, 2009, do not represent an underlying credit quality impairment but instead are due to market fluctuation. There were no impairment losses recorded on equity securities for the period ended June 30, 2009.

See section H Fair Values of Financial Instruments for an impairment discussion on restricted investments held by the Company.

The table below presents a roll-forward of the credit-related losses recognized in earnings for securities still held as of June 30, 2009.

Equity
Securities
(In thousands)

January 1, 2009 OTTI credit losses recognized for securities still held	$131
Additions for OTTI securities with credit losses previously recorded	—
Reduction due to sale of OTTI securities	—
June 30, 2009 OTTI credit losses recognized for securities still held	$131

As of December 31, 2008, a total of $10,230,000 in available for sale securities had a $142,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. There were 24 securities in a continual loss position for less than 12 months and five that were in a continual loss position for 12 months or more. Of the 24 securities in a continual loss position for less than 12 months, one was from a government sponsored enterprise, three were mortgage-backed securities, seventeen were obligations of states and political subdivisions and three were equity securities. Of the five securities in a continual loss position for 12 months or more, two were obligations of states and political subdivisions, two were mortgage-backed securities and one was an equity security. None of the individual unrealized losses is significant.

D.           Comprehensive Income

The following tables show comprehensive income for the three and six month periods ended June 30, 2009 and 2008, dollars shown in thousands.

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Income	$878	$1,201	$1,632	$2,255

Other Comprehensive Income:
Net unrealized holding (losses) gains arising during the period, net of tax of $243, $620, $223, and $361, respectively	365	(930)	335	(541)
Reclassification adjustment for net gains realized in net income during the period, net of tax of $1, $20, $69, and $26, respectively	(1)	(31)	(101)	(39)
Amortization of pension and post retirement liabilities, net of tax of $0, $8, $0 and $17, respectively	1	12	1	25
Other comprehensive income (loss)	365	(949)	235	(555)
Total comprehensive income	$1,243	$252	$1,867	$1,700

The following table shows the components of accumulated other comprehensive loss at June 30, 2009 and December 31, 2008, dollars shown in thousands:

	June 30,	December 31,
	2009	2008

Supplemental executive retirement plan, net of tax of $280 and $228, respectively	$(421)	$(342)
Postretirement benefits, net of tax of $45 and $39, respectively	(67)	(59)
Defined benefit pension liability, net of tax of $1,935 and $1,994, respectively	(2,903)	(2,991)
Net unrealized holding gains, net of tax of $691 and $537, respectively	1,039	805
Accumulated other comprehensive loss	$(2,352)	$(2,587)

E.           New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our consolidated financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare its consolidated financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

See Note H. Fair Values of Financial Instruments for fair value related pronouncements issued in 2009.

F.           Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2008 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended June 30, 2009 and 2008, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2009	2008	2009	2008

Service cost	$110	$88	$40	$37
Interest cost	146	139	51	46
Expected return on plan assets	(95)	(127)	—	—
Amortization of prior service (cost) credit	6	6	(11)	(11)
Recognized net actuarial loss	68	18	3	3

Net periodic benefit cost	$235	$124	$83	$75

For the six months ended June 30, 2009 and 2008, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2009	2008	2009	2008

Service cost	$220	$186	$81	$73
Interest cost	292	279	103	92
Expected return on plan assets	(190)	(256)	—	—
Amortization of prior service (cost) credit	12	12	(22)	(22)
Recognized net actuarial loss	136	41	7	6

Net periodic benefit cost	$471	$262	$169	$149

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expected to contribute $465,000 to its pension plan and $101,000 to its other postretirement benefits plan in 2009. As of June 30, 2009, a contribution of $365,000 was made to the pension plan and $48,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for 2009 will be made.

G.           Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $914,000 at June 30, 2009 and $1,241,000 at December 31, 2008 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2009 was insignificant.

H.           Fair Values of Financial Instruments

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

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. The Company has adopted this new pronouncement effective June 30, 2009. The adoption of this pronouncement did not have an impact on the amounts reported in the consolidated financial statements.

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The Company has adopted this new pronouncement effective June 30, 2009. The adoption of this pronouncement did not have an impact on the amounts reported in the consolidated financial statements.

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

Level 1:
Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Example: U.S. Treasury securities are assets utilizing Level 1 inputs.
Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Example: U.S. government sponsored agency securities, corporate bonds and municipal bonds.
Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).
Example: commercial and residential real estate loans, commercial and residential real property

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, an asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

Effective January 1, 2009, the Company adopted FSP 157-2, which requires application of the provisions of SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis. Non-financial assets includes foreclosed real estate. For financial and non-financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows, dollars in thousands:

		Quoted
		Prices in
	Total	Active	Significant
	Assets	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009:
Recurring:
Securities available for sale	$98,136	$488	$97,648	$—
Non-recurring:
Foreclosed assets	$1,431	$—	$—	$1,431
Impaired loans	355	—	—	355
	$1,786	$—	$—	$1,786

December 31, 2008:
Recurring:
Securities available for sale	$85,805	$564	$85,241	$—
Non-recurring:
Foreclosed assets	$1,278	$—	$—	$1,278
Impaired loans	646	—	—	646
	$1,924	$—	$—	$1,924

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company has adopted this new pronouncement effective June 30, 2009 with the following disclosures. The adoption of this pronouncement did not have an impact on the amounts reported in the consolidated financial statements.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008:

Cash and Cash Equivalents

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

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

Foreclosed Assets

Foreclosed assets consist of properties that are not revalued on a recurring basis. At the time of foreclosure, foreclosed real estate assets are adjusted to fair value less costs to sell upon transfer of the loans, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the non-recurring table above. Occasionally, additional valuation adjustments are made based on updated appraisals and other factors and are recorded as recognized.

Impaired Loans

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or are foreclosed upon. As of June 30, 2009 and December 31, 2008, the fair values of collateral-dependent impaired loans were $355,000 and $646,000, net of a valuation allowance of $32,000 and $149,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Restricted Investments

The carrying amount of restricted investments approximates fair value, and considers the limited marketability of such securities.

As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike our other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of June 30, 2009 and December 31, 2008, our FHLB stock totaled $2,824,000 and $3,435,000, respectively, and is included in restricted investments on the consolidated balance sheets.

FHLB stock is held as a long-term investment and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as the following:
•	its operating performance;
•	the severity and duration of declines in the fair value of its net assets related to its capital stock amount;
•	its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance;
•	the impact of legislative and regulatory changes on the FHLB, and accordingly, on the members of FHLB; and
•	its liquidity and funding position.

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the six months ended June 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

Deposit Liabilities

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

Short-Term Debt

The carrying amounts of short-term debt approximate their fair values.

Federal Home Loan Bank Borrowings

Fair values of FHLB borrowings estimated using discounted cash flow analysis, based on quoted prices for new FHLB borrowings with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance Sheet Financial Instruments

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing..

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At June 30, 2009 and December 31, 2008, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Net		Net
	carrying	Estimated	carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$14,562	$14,562	$8,953	$8,953
Securities available for sale	98,136	98,136	85,805	85,805
Securities held to maturity	9,131	9,325	5,765	5,798
Loans, net	263,044	261,984	264,393	263,966
Accrued interest receivable	1,751	1,751	1,858	1,858
Restricted investments	2,824	2,824	3,435	3,435

Financial liabilities:
Demand deposits (non-interest-bearing)	61,688	61,688	58,648	58,648
Interest-bearing deposits	268,778	270,764	238,076	240,039
Short-term debt	431	431	10,524	10,524
Federal Home Loan Bank borrowings	30,000	31,050	35,000	36,286
Accrued interest payable	481	481	553	553

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

During the period from December 31, 2008 to June 30, 2009, total assets increased $19,009,000 or 4.8%. The increase was due to a $15,697,000 or 17.1% increase in investment securities and an increase of $6,700,000 in federal funds sold, partially offset by a $1,349,000 or 0.5% decrease in net loans and a $1,091,000 or 12.2% decrease in cash and cash due from banks. The net increase in total assets was funded by the large increase in deposits.

Total deposits increased from $296,724,000 at December 31, 2008 to $330,466,000 at June 30, 2009, an increase of $33,742,000 or 11.4%.  NOW and super NOW accounts increased $3,895,000 or 13.8%, savings and insured money market deposits increased $8,225,000 or 11.1% and time deposits increased $18,598,000 or 13.7% due to seasonal influences and the Bank’s enhanced sales initiative, along with changes and uncertainty in the marketplace. Depositors have increasingly brought deposits to banks, possibly due to lack of other investment opportunities and uncertainty in the stock market. Demand deposits increased $3,040,000 to $61,688,000 at June 30, 2009, an increase of 5.2%. Short-term and long-term debt decreased $10,093,000 and $5,000,000 because the increase in total deposits satisfied the Company’s liquidity needs.

Total stockholders’ equity increased $766,000 or 1.8% from $42,662,000 at December 31, 2008 to $43,428,000 at June 30, 2009. This increase was the result of net income of $1,632,000, a decrease of $235,000 in accumulated other comprehensive loss, less the payment of cash dividends of $1,101,000.

Loan Portfolio Composition, dollars in thousands:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent

REAL ESTATE LOANS
Residential	$99,771	37.5%	$103,212	38.6%
Commercial	92,738	34.9	93,069	34.9
Home Equity	32,246	12.1	31,096	11.6
Farm land	3,896	1.5	3,879	1.4
Construction	2,327	0.9	2,737	1.0
	230,978	86.9%	233,993	87.5%
OTHER LOANS
Commercial loans	25,702	9.7	25,183	9.4
Consumer installment loans	8,096	3.0	7,511	2.8
Other consumer loans	325	0.1	173	0.1
Agricultural loans	787	0.3	430	0.2
	34,910	13.1%	33,297	12.5%
Total loans	265,888	100.0%	267,290	100.0%
Unamortized deferred loan fees and origination costs	354		273
Allowance for loan losses	(3,198)		(3,170)
Total loans, net	$263,044		$264,393

B.	Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio, which includes factors such as the general state of the economy and past loan experience. For the six months ended June 30, 2009 and 2008, a provision of $150,000 and $40,000 was recorded, respectively. Total charge-offs for the six month period ended June 30, 2009 were $223,000 compared to $239,000 for the same period in the prior year, and recoveries were $101,000 and $64,000 for the periods ended June 30, 2009 and 2008, respectively. The amounts represent net charge-offs of $122,000 versus $175,000 for the six months ended June 30, 2009 and 2008. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
	2009	2008	2008

Balance at beginning of period	$3,170	$3,352	$3,352
Provision for loan losses	150	40	265
Loans charged-off	(223)	(239)	(647)
Recoveries	101	64	200
Balance at ending of period	$3,198	$3,217	$3,170

Annualized net charge-offs as a percentage of
average outstanding loans	0.09%	0.14%	0.17%
Allowance for loan losses to:
Total loans	1.20%	1.24%	1.18%
Total non-performing loans	33.8%	136.0%	51.8%

The allowance for loan losses was $3.2 million for all three periods presented, at June 30, 2009 and 2008 and December 31, 2008. Nonperforming loans were $9.5 million at June 30, 2009 and $6.1 million at December 31, 2008. An increase in nonperforming loans with a relatively stable allowance for loan losses is reflected in the decrease of the allowance’s coverage on nonperforming loans from 136.0% at June 30, 2008 to 51.8% at December 31, 2008 and 33.8% at June 30, 2009. While nonperforming loans have increased, the Bank’s loans remain well collateralized, and with the Bank’s minimal loss history and low charge-offs, management believes the allowance is adequate.

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

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	June 30,	December 31,
	2009	2008

Nonaccrual loans	$7,493	$5,434
Loans past due 90 days or more and
still accruing interest	1,979	686
Total nonperforming loans	$9,472	$6,120
Non-performing loans as a percentage of total loans	3.56%	2.29%

As of June 30, 2009, there were $8,124,000 in loans, compared to $5,191,000 at December 31, 2008, which were considered to be impaired under Statement of Financial Accounting Standards (“SFAS”) No.114.

D.	Capital

Under the Office of Controller of the Currency’s risk-based capital rules, the Bank’s Tier I risk-based capital was 15.8% and total risk-based capital was 16.9% of risk-weighted assets at June 30, 2009. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.7% at June 30, 2009 is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of June 30, 2009, dollars in thousands:

As of June 30,	2009

TIER I CAPITAL
Banks’ equity, excluding the after-tax net other comprehensive loss	$43,654

TIER II CAPITAL
Allowance for loan losses (1)	$3,209
Total risk-based capital	$46,863
Risk-weighted assets (2)	$276,625
Average total assets	$408,014

RATIOS
Tier I risk-based capital (minimum 4.0%)	15.8%
Total risk-based capital (minimum 8.0%)	16.9%
Leverage (minimum 4.0%)	10.7%

[1]	For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit.
[2]	Risk-weighted assets have been reduced for the portion of allowance for loan losses excluded from total Tier II capital.

CONSOLIDATED AVERAGE BALANCE SHEET
For the six months ended June 30, 2009
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$52,048	$1,151	4.42%
Tax exempt securities (2)	45,390	1,385	6.10%
Total securities	97,438	2,536	5.21%
Other	3,659	5	0.27%
Loans
Real estate mortgages	192,561	6,335	6.58%
Home equity loans	31,142	953	6.12%
Time and demand loans	24,947	537	4.31%
Installment and other loans	18,737	881	9.40%
Total loans (3)	267,387	8,706	6.51%
Total interest earning assets	368,484	11,247	6.10%
Other assets	39,685
Total assets	$408,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$34,280	43	0.25%
Savings and insured money market deposits	77,816	199	0.51%
Time deposits	147,694	2,172	2.94%
Total interest bearing deposits	259,790	2,414	1.86%
Other	998	2	0.40%
Federal Home Loan Bank borrowings	34,171	716	4.19%
Total interest bearing liabilities	294,959	3,132	2.12%
Demand deposits	57,287
Other liabilities	12,672
Total liabilities	364,918
Stockholders’ equity	43,251
Total liabilities and stockholders’ equity	$408,169
Net interest income – tax effected		8,115
Less: Tax gross up on exempt securities		(467)
Net interest income per statement of income		$7,648
Net interest spread			3.98%
Net interest margin (4)			4.40%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the six months ended June 30, 2008
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,024	$1,302	4.91%
Tax exempt securities (2)	47,406	1,596	6.73%
Total securities	100,430	2,898	5.77%
Other	2,147	29	2.70%
Loans
Real estate mortgages	186,438	6,521	7.00%
Home equity loans	26,201	854	6.52%
Time and demand loans	25,019	817	6.53%
Installment and other loans	18,332	943	10.29%
Total loans (3)	255,990	9,135	7.14%
Total interest earning assets	358,567	12,062	6.73%
Other assets	31,717
Total assets	$390,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$31,907	79	0.50%
Savings and insured money market deposits	85,644	485	1.13%
Time deposits	125,311	2,526	4.03%
Total interest bearing deposits	242,862	3,090	2.54%
Other	1,351	22	3.26%
Federal Home Loan Bank borrowings	30,000	639	4.26%
Total interest bearing liabilities	274,213	3,751	2.74%
Demand deposits	62,598
Other liabilities	9,054
Total liabilities	345,865
Stockholders’ equity	44,419
Total liabilities and stockholders’ equity	$390,284
Net interest income – tax effected		8,311
Less: Tax gross up on exempt securities		(508)
Net interest income per statement of income		$7,803
Net interest spread			3.99%
Net interest margin (4)			4.64%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended June 30, 2009
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$55,718	$571	4.10%
Tax exempt securities (2)	48,562	740	6.10%
Total securities	104,280	1,311	5.03%
Other	4,363	3	0.28%
Loans
Real estate mortgages	191,723	3,131	6.53%
Home equity loans	31,420	484	6.16%
Time and demand loans	24,694	273	4.42%
Installment and other loans	19,408	454	9.36%
Total loans (3)	267,245	4,342	6.50%
Total interest earning assets	375,888	5,656	6.02%
Other assets	39,848
Total assets	$415,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$32,747	21	0.25%
Savings and insured money market deposits	82,706	105	0.51%
Time deposits	152,789	1,063	2.78%
Total interest bearing deposits	268,242	1,189	1.77%
Other	301	—	0.00%
Federal Home Loan Bank borrowings	33,342	350	4.20%
Total interest bearing liabilities	301,885	1,539	2.04%
Demand deposits	57,431
Other liabilities	12,889
Total liabilities	372,205
Stockholders’ equity	43,531
Total liabilities and stockholders’ equity	$415,736
Net interest income – tax effected		4,117
Less: Tax gross up on exempt securities		(249)
Net interest income per statement of income		$3,868
Net interest spread			3.98%
Net interest margin (4)			4.38%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended June 30, 2008
(Fully taxable equivalent)
Dollars in thousands

	Average	Interest	Annualized
	balance	earned/paid	yield/rate

ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,424	$651	4.87%
Tax exempt securities (2)	47,476	776	6.54%
Total securities	100,900	1,427	5.66%
Other	1,849	11	2.38%
Loans
Real estate mortgages	187,409	3,276	6.99%
Home equity loans	26,447	420	6.35%
Time and demand loans	25,136	357	5.68%
Installment and other loans	18,518	472	10.20%
Total loans (3)	257,510	4,525	7.03%
Total interest earning assets	360,259	5,963	6.62%
Other assets	31,517
Total assets	$391,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$30,475	38	0.50%
Savings and insured money market deposits	87,167	215	0.99%
Time deposits	125,723	1,199	3.81%
Total interest bearing deposits	243,365	1,452	2.39%
Other	1,373	8	2.33%
Federal Home Loan Bank borrowings	30,000	316	4.21%
Total interest bearing liabilities	274,738	1,776	2.59%
Demand deposits	63,283
Other liabilities	9,191
Total liabilities	347,212
Stockholders’ equity	44,564
Total liabilities and stockholders’ equity	$391,776
Net interest income – tax affected		4,187
Less: Tax gross up on exempt securities		(248)
Net interest income per statement of income		$3,939
Net interest spread			4.03%
Net interest margin (4)			4.65%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
(Dollars in thousands)

	Six months ended June 30,
	2009 compared to 2008
	increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities[1]	$(86)	$(276)	$(362)
Other	20	(44)	(24)
Loans	407	(836)	(429)
Total interest income	341	(1,156)	(815)

INTEREST EXPENSE
NOW and Super NOW deposits	6	(42)	(36)
Savings and insured money market deposits	(44)	(242)	(286)
Time deposits	451	(805)	(354)
Other	(6)	(14)	(20)
Federal Home Loan Bank borrowings	89	(12)	77
Total interest expense	496	(1,115)	(619)
Net interest income	$(155)	$(41)	$(196)

	Three months ended June 30,
	2009 compared to 2008
	increase (decrease) due to change in
	Volume	Rate	Total

INTEREST INCOME
Securities[1]	$52	$(169)	$(117)
Other	16	(24)	(8)
Loans	170	(353)	(183)
Total interest income	238	(546)	(308)

INTEREST EXPENSE
NOW and Super NOW deposits	3	(20)	(17)
Savings and insured money market deposits	(8)	(102)	(110)
Time deposits	263	(399)	(136)
Other	(10)	2	(8)
Federal Home Loan Bank borrowings	35	(1)	34
Total interest expense	283	(520)	(237)
Net interest income	$(45)	$(26)	$(71)

[1]	Interest income on the tax exempt portion of securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends to provide tax equivalent volume and rates.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank from paying a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of June 30, 2009, the Bank is permitted to pay a dividend without prior OCC approval.

For the six months ended June 30, 2009, a total of $5,609,000 in cash was generated. Financing activities accounted for $17,548,000 in cash provided along with $1,757,000 generated by operating activities. These were partially offset by cash used for operating and investing activities of $13,696,000. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or more and Federal Home Loan Bank (FHLB) borrowings at June 30, 2009, dollars in thousands:

		FHLB
	Deposits	borrowings

Due three months or less	$26,306
Over three months through six months	7,765	$15,000
Over six months though twelve months	8,518	—
Over twelve months	16,643	15,000
	$59,232	$30,000

E.	Results of Operations

Comparison of the three month periods ending June 30, 2009 and 2008

Net income for the three months ended June 30, 2009 decreased $323,000 or 26.9% to $878,000 from $1,201,000 for the same period in 2008. The $323,000 decrease was primarily due to non-interest expenses increasing $415,000 or 12.9% and a decrease in net interest income after provision for loan losses of $31,000 or 0.8% to $3,868,000, partially offset by a decrease in income tax expense of $138,000. Net interest income after provision for loan losses primarily decreased due to a decrease in interest income of $308,000 or 5.4%, partly offset by decreased interest expense of $237,000 or 13.3% and a decrease of $40,000 in the provision for loan losses for the quarter ended June 30, 2009. The Company’s annualized return on average assets was 0.8% for the three months ended June 30, 2009, down from 1.2% for the same period last year. The annualized return on average stockholders’ equity was 8.1% and 10.8% for the three months ended June 30, 2009 and 2008, respectively.

Total net interest income decreased $31,000 or 0.8% to $3,868,000, of which $183,000 or 4.0% of the decrease is attributable to lower income and fees on loans, a result of lower variable rates and new loans replacing higher-yielding loans. Interest income on investment securities decreased $117,000 or 9.9% primarily resulting from calls of higher-yielding securities being replaced by lower market rate investments. Partially offsetting this decrease, interest expense decreased $237,000 or 13.3% from $1,776,000 for the three months ended June 30, 2008 to $1,539,000 for the three months ended June 30, 2009. The majority of the decrease came from an 18.1% or $263,000 decrease in interest expense on deposits, from $1,452,000 in 2008 to $1,189,000 in 2009, primarily as a result of the maturity of higher-yielding time deposits replaced by lower-yielding time deposits. Interest expense on Federal Home Loan Bank borrowings increased $34,000 due to a higher level of borrowings during the period. Overall interest expense decreased as a result of a decrease in the rates paid on interest bearing liabilities despite an increase in the average balance of interest bearing liabilities.

Tax equivalent net interest spread decreased 5 basis points, down to 3.98% for the three months ended June 30, 2009, and net interest margin decreased 27 basis points, to 4.38% from 4.65% in the same quarter of 2008. Tax equivalent net interest income decreased $70,000 or 1.7% in the three months ended June 30, 2009 compared to the same period in 2008. This $70,000 decrease was comprised of a decrease in tax equivalent interest income of $307,000 partially offset by a decrease in interest expense of $237,000. Tax equivalent interest income on average interest earning assets decreased $307,000 or 60 basis points, from 6.62% in 2008 to 6.02% in 2009, due to a decrease in tax equivalent interest income on average investment securities of $116,000 or 63 basis points and a $183,000 or 53 basis point decrease in interest income on average loans for the three months ended June 30, 2009. The 63 basis point decrease in tax equivalent interest on average investment securities was due primarily to interest rate changes, as the purchase of $27,261,000 in new, low-yielding securities was used to offset maturities and calls of $16,591,000 in higher-yielding securities. Interest income on average loans decreased $183,000 or 53 basis points to 6.50% for the three months ended June 30, 2009. All loan categories reported a decrease in yield for 2009 due to variable rate features and economic conditions, with rates on time and demand loans decreasing the most at 126 basis points, from 5.68% to 4.42%. Interest income decreased $183,000 due primarily to a $353,000 decrease due to interest rates, partially offset by an increase of $170,000 due to increased loan volume as mentioned in the following paragraph. Partially offsetting the decrease in total interest income was a decrease in the total interest expense of $237,000 as a result of a 55 basis point decrease on the average rate paid on total interest-bearing liabilities. This decrease was due to declining interest rates on interest-bearing deposits. Interest expense on total interest bearing deposits decreased 62 basis points, primarily in time deposits (a decrease of 103 basis points or $136,000) and savings and insured money market deposits (a decrease of 48 basis points or $110,000). Interest expense on short- and long-term debt increased $26,000 primarily due to an increased average balance of Federal Home Loan Bank (FHLB) debt of $3,342,000.  In June 2009, $5,000,000 of this debt was repaid and not replaced.

The total average balance for interest earning assets was $375,888,000 for the three month period ended June 30, 2009 compared to $360,259,000 for the same three month period in 2008, an increase of $15,629,000 or 4.3%. Average loans increased $9,735,000 or 3.8%. Average real estate mortgages and home equity loans increased by $4,314,000 or 2.3% and $4,973,000 or 18.8%, respectively, as many customers continued to take advantage of historically low rates. Average yields on those loans decreased by 46 and 19 basis points, respectively, for the three months ended June 30, 2009 compared to the same period in 2008. Average short-term investments increased $2,514,000 to $4,363,000, primarily due to federal funds sold. Average investment securities increased $3,380,000 or 3.4% from the three months ended June 30, 2008 compared to June 30, 2009. The average balance of tax exempt securities increased $1,086,000 and average taxable securities increased $2,294,000 as there were higher average deposits used to fund increases in both of these average asset categories.

No provision for loan losses was recorded for the three months ended June 30, 2009, which was a decrease from $40,000 for the three months ended June 30, 2008.

Non-interest income decreased to $854,000 for the three months ended June 30, 2009 compared to $869,000 for the same period in 2008, a change of $15,000 or 1.7%. This decrease was primarily the result of a decrease in net security gains of $49,000 to $2,000 for the quarter ended June 30, 2009 from $51,000 recorded in the same quarter of 2008, as a result of minimal sales of securities in the quarter. Service charge income decreased $31,000 or 6.7%. Partially offsetting these decreases was an increase of $38,000 in other non-interest income relating to a decrease of $19,000 in expenses related to foreclosed real estate. Non-interest expenses increased $415,000 or 12.9%, to $3,645,000 for the three months ended June 30, 2009 compared to $3,230,000 for the same period in 2008. Of this $415,000 increase, costs associated with salaries and employee benefits increased $244,000 or 13.2%, from $1,851,000 to $2,095,000 and other non-interest expenses increased $193,000. Salaries and employee benefits increased due in part to increased pension expenses of $110,000, postretirement expenses of $35,000, and salary increases of $48,000. Other non-interest expense increased $193,000 primarily as a result of additional FDIC assessment costs. The FDIC issued a special assessment for all depository institutions in order to assist in rebuilding the Deposit Insurance Fund and to help repair public confidence in the banking system. The Company was assessed $180,000.

Income tax expense was $199,000 for the three month period ended June 30, 2009 compared to $337,000 for the corresponding period in 2008, a decrease of $138,000 or 40.9%. The Company’s effective tax rates were 18.5% and 21.9% for the three month periods ended June 30, 2009 and 2008, respectively. The reduction in effective tax rates was due to tax exempt interest and earnings on bank owned life insurance being a higher percentage of income before income tax expense in 2009 as compared to 2008.

Comparison of the six month periods ended June 30, 2009 and 2008

Net income for the first six months of 2009 decreased $623,000 to $1,632,000 compared to $2,255,000 for the same period in 2008. This overall decrease was primarily due to a $265,000 decrease in net interest income after provision for loan losses, and a $695,000 increase in non-interest expense, partially offset by a $283,000 decrease in income tax expense and a $54,000 increase in total non-interest income. The Company’s annualized return on average assets was 0.8% for the six months ended June 30, 2009 down from 1.2% for the same period last year.  The annualized return on average stockholders’ equity was 7.5% and 10.2% for the first six months of 2009 and 2008, respectively.

Net interest income after provision for loan losses decreased $265,000 or 3.4% to $7,498,000, resulting from a $774,000 of the decrease in interest and dividend income and $110,000 from an increase in provision for loan losses, partially offset by a decrease of $619,000 in interest expense. Of the $774,000 or 6.7% decrease in total interest and dividend income, loan interest and fees decreased $429,000 or 4.7%, and investment securities income decreased $321,000 or 13.4% primarily resulting from new, lower-yielding loans and investments replacing higher-yielding loans and investments in a historically low interest rate environment. Interest expense decreased $619,000 or 16.5% from $3,751,000 for the six months ended June 30, 2008 to $3,132,000 for the six months ended June 30, 2009. The decrease was due to a $676,000 or 21.9% decrease in interest expense on deposits to $2,414,000 at June 30, 2009, partially offset by a $77,000 increase in interest expense on Federal Home Loan Bank borrowings. Total interest expense decreased as a result of a decrease in the overall rate paid on interest bearing liabilities, partially offset by an increased average level of borrowings. The provision for loan losses increased $110,000, from $40,000 for the six months ended June 30, 2008 to $150,000 for the same period in 2009 to account for a higher level of non-accrual loans.

Tax equivalent net interest income decreased $196,000 or a 1 basis point net interest spread in the first six months of 2009 compared to the same period in 2008. Net interest margin decreased 24 basis points from 4.64% to 4.40% over that time. Tax equivalent interest income decreased $815,000 or 63 basis points and was partially offset by a $619,000 or 62 basis point reduction in interest expense. Tax equivalent interest income decreased $815,000 primarily due to interest on average loans which decreased $429,000 or 63 basis points. Each loan category experienced a decrease in average rates over the past six months. The average yield decreases were due in part to the variable rate features in the loan products. Average time and demand loans decreased $72,000 for the six month period ended June 30, 2009, and interest income on these loans decreased by 224 basis points or $280,000. The average yields of real estate mortgage and home equity loans, the major portion of the loan portfolio, decreased by 42 and 40 basis points respectively, while the average loan balances increased $6,123,000 and $4,941,000 respectively. The combined interest income on real estate and home equity loans decreased $87,000, primarily due to a $462,000 decrease due to the lower yields, partially offset by a $375,000 increase due to increased volume. In addition, tax equivalent interest income on average investment securities decreased $362,000 or 56 basis points, from 5.77% to 5.21%, primarily as a result of the lower interest rate environment in addition to a decrease in the average investment portfolio of $2,992,000. Also, interest income on other investment which are federal funds sold, decreased $24,000 to $5,000 for the six months ended June 30, 2009, primarily due to a 243 basis point reduction from a average yield of 2.70% to 0.27%.

Interest expense decreased $619,000 or 62 basis points on interest bearing liabilities. Interest expense on interest bearing deposits decreased $676,000 or 69 basis points. The changing interest rate environment caused the Company to re-price its deposits from the six month period ended June 30, 2008 to the same period in 2009, which resulted in a $1,089,000 decrease in interest paid on interest bearing deposits, partially offset by a $16,928,000 increase in average interest bearing deposits which increased interest expense on interest bearing deposits by $413,000 over the same period for a net decrease in interest on interest bearing deposits of $676,000. Interest expense on average time deposits decreased $354,000 or 109 basis points, and interest on average savings and insured money market deposits decreased $286,000 or 62 basis points. Partially offsetting the decrease in deposit interest was an increase of $77,000 in long-term borrowing interest expense. The yield on these borrowings decreased 7 basis points from 4.26% for the six months ended June 30, 2008 to 4.19% for the same period in 2009.

The total average balance for interest bearing assets was $368,484,000 for the six month period ended June 30, 2009 compared to $358,567,000 for the same six month period in 2008, an increase of $9,917,000 or 2.8%. The overall yield on average interest earning assets decreased 63 basis points from 6.73% in 2008 to 6.10% in 2009. Average loans increased $11,397,000 or 4.5% to $267,387,000 for the six months ended June 30, 2009. Average other interest earning assets, primarily consisting of federal funds sold, increased $1,512,000 or 70.4% from $2,147,000 to $3,659,000 for the six months ended June 30, 2009. Partially offsetting these increases, average security holdings decreased $2,992,000 or 3.0% from $100,430,000 for the six months ended June 30, 2008 to $97,438,000 as of the same period in 2009. Total average interest bearing liabilities increased $20,746,000 or 7.6% from $274,213,000 for the six month period ended June 30, 2008 compared to $294,959,000 for the same six month period in 2009. Average interest bearing deposits increased $16,928,000 primarily due to an increase of $22,383,000 or 17.9% in average time deposits to $147,694,000, partially offset by a decrease in savings and insured money market deposits of $7,828,000 or 9.1% to $77,816,000.  Total average deposits increased as a result of an increased sales effort. Average long-term debt, which is primarily fixed rate Federal Home Loan Bank borrowings, increased $4,171,000 or 13.9% to $34,171,000 for the six months ended June 30, 2009.

The provision for loan losses was $150,000 for the six months ended June 30, 2009 and $40,000 for the six months ended June 30, 2008, an increase in the provision of $110,000. This increase was principally attributable to the increased level of non-accrual loans since the beginning of the year.

Non-interest income increased $54,000 for the first six months of 2009 to $1,745,000 from $1,691,000 for the same period in 2008. Security gains increased $103,000 to $168,000 for the six months ended June 30, 2009 primarily due to the sale and partial recovery of an impaired investment in Federal Home Loan Mortgage Corporation preferred stock in the first quarter of 2009. Foreclosed real estate expense decreased $37,000 for the six months ended June 30, 2009 to $17,000 for 2009. Partially offsetting these factors in non-interest income was a decrease of $84,000 or 9.3% in service charges to $817,000 from $901,000 mainly due to a reduction in overdraft and return check fees.

Non-interest expenses were $7,300,000 for the first six months of 2009 compared to $6,605,000 for the same period in 2008, an increase of $695,000 or 10.5%. This increase reflects a $475,000 increase in salaries and employee benefits due to increased contributions to pension and postretirement funds. Other non-interest expense increased $221,000 or 12.7% to $1,956,000, primarily due to a $180,000 special assessment from the FDIC recorded in June 2009. The FDIC issued a special assessment for all depository institutions in order to assist in rebuilding the Deposit Insurance Fund.

Income tax expense was $311,000 for the six month period ended June 30, 2009 compared to $594,000 for the corresponding period in 2008, a decrease of $283,000.  The Company’s effective tax rates were 16.0% and 20.8% for the six month periods ended June 30, 2009 and 2008, respectively. The reduction in effective tax rates can again be attributed to a higher percentage of tax exempt interest and earnings on bank owned life insurance in our income before income tax expense in 2009 as compared to 2008.

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

ITEM 4T.     CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders was held on April 28, 2009.

(b)	The following individuals were elected as directors at the annual meeting for three year terms:

John W. Galligan
Raymond Walter
Earle A. Wilde
Wayne V. Zanetti

The other continuing directors are: John K. Gempler, Douglas A. Heinle, Kenneth C. Klein, Donald L. Knack, James F. Roche and Edward T. Sykes.

(c)	The following matters were voted upon and approved by the Registrant’s shareholders at the 2009 Annual Meeting of Shareholders on April 28, 2009.

(i)	the election of three directors to serve for three-year terms (Proposal 1)

(ii)	the ratification of the appointment of Beard Miller Company LLP as independent auditor of the Company for the Fiscal Year ending December 31, 2009 (Proposal 2).

The votes for the above-listed proposals were as follows:

Proposal 1
John W. Galligan received 2,859,506.548 votes for election and 193,809.45 votes were withheld;
Raymond Walter received 2,855,813.738 votes for election and 197,502.27 votes were withheld;
Earle A. Wilde received 2,859,066.348 votes for election and 194,249.65 votes were withheld;
Wayne V. Zanetti received 2,854,449.158 votes for election and 198,866.84 votes were withheld.

Proposal 2
Shareholders cast 2,995,844.668 votes for, 33,394.65 votes against and 61,164.69 abstentions.

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

August 14, 2009