Form 10-Q
period 2009-09-30
JEFFERSONVILLE BANCORP
filed 2009-11-13
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $0.50 par value per share	4,234,321 shares

INDEX TO FORM 10-Q
		Page

PART 1	Financial Information

Item 1.	Financial Statements

	Consolidated Interim Financial Statements (Unaudited)
	Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

	Consolidated Statements of Income for the three months ended
	September 30, 2009 and 2008	4

	Consolidated Statements of Income for the nine months ended
	September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2009 and 2008	6

	Notes to Unaudited Consolidated Interim Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4T.	Controls and Procedures	28

PART 2	Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	Signatures	30

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$8,434	$8,953
Federal funds sold	4,200	—
Cash and cash equivalents	12,634	8,953

Securities available for sale, at fair value	101,207	85,805
Securities held to maturity, estimated fair value of $8,862 at September 30, 2009 and $5,798 at December 31, 2008	8,464	5,765
Loans, net of allowance for loan losses of $3,425 at September 30, 2009 and $3,170 at December 31, 2008	271,522	264,393
Accrued interest receivable	2,142	1,858
Premises and equipment, net	4,776	4,312
Restricted investments	2,824	3,435
Bank-owned life insurance	14,498	14,127
Foreclosed real estate	1,536	1,278
Other assets	7,767	8,641
Total Assets	$427,370	$398,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$62,688	$58,648
NOW and super NOW accounts	35,499	28,137
Savings and insured money market deposits	80,885	73,814
Time deposits	160,784	136,125
Total Deposits	339,856	296,724

Federal Home Loan Bank borrowings	30,000	35,000
Short-term debt	240	10,524
Other liabilities	13,290	13,657
Total Liabilities	383,386	355,905

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	42,145	41,349
Accumulated other comprehensive loss	(2,061)	(2,587)
Total Stockholders’ Equity	43,984	42,662
Total Liabilities and Stockholders’ Equity	$427,370	$398,567

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the three months ended September 30,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,466	$4,657
Securities:
Taxable	595	669
Tax-exempt	500	431
Federal funds sold and other	4	—
Total Interest and Dividend Income	5,565	5,757

INTEREST EXPENSE
Deposits	1,132	1,356
Federal Home Loan Bank borrowings	306	348
Other	—	52
Total Interest Expense	1,438	1,756

Net interest income	4,127	4,001
Provision for loan losses	350	100
Net Interest Income After Provision for Loan Losses	3,777	3,901

NON-INTEREST INCOME
Service charges	427	444
Earnings on bank-owned life insurance	122	140
Net gain (loss) on sale of securities	137	(65)
Impairment charge on securities	—	(4,829)
Foreclosed real estate income (expense)	(79)	1
Life insurance benefit	—	1,522
Other non-interest income	283	351
Total Non-Interest Income (Loss)	890	(2,436)

NON-INTEREST EXPENSES
Salaries and employee benefits	2,183	1,883
Occupancy and equipment expenses	470	516
Other non-interest expenses	917	889
Total Non-Interest Expenses	3,570	3,288

Income (loss) before income tax expense	1,097	(1,823)
Income tax expense	281	363
Net Income (Loss)	$816	$(2,186)

Basic earnings (loss) per common share	$0.19	$(0.52)

Average common shares outstanding	4,234	4,234

Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	For the nine months ended September 30,
	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$13,172	$13,792
Securities:
Taxable	1,746	1,971
Tax-exempt	1,418	1,519
Federal funds sold and other	9	29
Total Interest and Dividend Income	16,345	17,311

INTEREST EXPENSE
Deposits	3,546	4,446
Federal Home Loan Bank borrowings	1,022	987
Other	2	74
Total Interest Expense	4,570	5,507

Net interest income	11,775	11,804
Provision for loan losses	500	140
Net Interest Income After Provision for Loan Losses	11,275	11,664

NON-INTEREST INCOME
Service charges	1,244	1,345
Earnings on bank-owned life insurance	371	389
Net gains on sale of securities	305	—
Impairment charge on securities	—	(4,829)
Foreclosed real estate expense	(96)	(53)
Life insurance benefit	—	1,522
Other non-interest income	811	881
Total Non-Interest Income (Loss)	2,635	(745)

NON-INTEREST EXPENSES
Salaries and employee benefits	6,450	5,675
Occupancy and equipment expenses	1,547	1,594
Other non-interest expenses	2,873	2,624
Total Non-Interest Expenses	10,870	9,893

Income before income tax expense	3,040	1,026
Income tax expense	592	957
Net Income	$2,448	$69

Basic earnings per common share	$0.58	$0.02

Average common shares outstanding	4,234	4,234

Cash dividends declared per share	$0.39	$0.39

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	For the nine months ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,448	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	140
Depreciation and amortization	470	494
Loss on sale of premises and equipment	8	24
Write down of foreclosed real estate	52	—
Earnings on bank-owned life insurance	(371)	(389)
Life insurance benefit	—	(1,522)
Net security (gains) losses	(305)	4,829
(Increase) decrease deferred income tax benefit	1,003	(231)
(Increase) decrease in accrued interest receivable	(284)	146
Increase in other assets	(479)	(579)
Increase (decrease) in other liabilities	(367)	591
Net Cash Provided by Operating Activities	2,675	3,572

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	31,113	14,350
Securities held to maturity	1,658	2,884
Proceeds from sales of securities available for sale Purchases:	9,206	4,202
Securities available for sale	(54,541)	(20,725)
Securities held to maturity	(4,357)	(3,100)
Net redemption (purchase) of restricted investments	611	(432)
Net increase in loans receivable	(7,968)	(11,533)
Net purchases of premises and equipment	(942)	(503)
Proceeds from sale of foreclosed real estate	29	—
Net Cash Used by Investing Activities	(25,191)	(14,857)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	43,132	(6,799)
Federal Home Loan Bank borrowings	—	15,000
Repayment of Federal Home Loan Bank borrowings	(5,000)	(10,000)
Net increase (decrease) in short-term debt	(10,284)	13,396
Cash dividends paid	(1,651)	(1,651)
Net Cash Provided by Financing Activities	26,197	9,946
Net Increase (Decrease) in Cash and Cash Equivalents	3,681	(1,339)
Cash and Cash Equivalents at Beginning of Year	8,953	10,428
Cash and Cash Equivalents at End of Period	$12,634	$9,089

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$4,691	$5,547
Income taxes	56	875
Transfer of loans to foreclosed real estate	339	1,254

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
September 30, 2009
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position as of September 30, 2009 and December 31, 2008, the results of operations for the three month and nine month periods ended September 30, 2009 and 2008, and the cash flows for the nine month periods ended September 30, 2009 and 2008. Certain reclassifications may have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. Third quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2008 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2009.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein, November 13, 2009.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For both three and nine month periods ended September 30, 2009 and 2008, the weighted average common shares outstanding were 4,234,321. There were no dilutive securities outstanding during these periods.

C.           Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available for Sale Securities:
Government sponsored enterprises	$13,088	$67	$(45)	$13,110
Obligations of states and political subdivisions	45,903	1,398	(31)	47,270
Mortgage-backed securities and collateralized mortgage obligations	34,000	709	(35)	34,674
Corporate debt	5,161	124	(22)	5,263
Certificates of deposit	98	—	—	98
Total debt securities	98,250	2,298	(133)	100,415
Equity securities	741	61	(10)	792
Total securities available for sale	$98,991	$2,359	$(143)	$101,207

Held to Maturity Securities:
Obligations of states and political subdivisions	$8,464	$398	$—	$8,862

	December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(In thousands)
Available for Sale Securities:
Government sponsored enterprises	$29,000	$158	$(30)	$29,128
Obligations of states and political subdivisions	36,850	921	(49)	37,722
Mortgage-backed securities and collateralized mortgage obligations	17,819	303	(63)	18,059
Total debt securities	83,669	1,382	(142)	84,909
Equity securities	794	180	(78)	896
Total securities available for sale	$84,463	$1,562	$(220)	$85,805

Held to Maturity Securities:
Obligations of states and political subdivisions	$5,765	$68	$(35)	$5,798

There were no sales of securities held to maturity during the nine months ended September 30, 2009 or for the year ended December 31, 2008.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at September 30, 2009, by remaining period of contractual maturity, are shown in the following table. The table excludes equity securities, mortgage-backed securities and collateralized mortgage obligations. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)

Within one year	$20,036	$20,082
One to five years	40,733	42,250
Five to ten years	11,126	11,309
Over ten years	819	962
Total	$72,714	$74,603

The table below presents the amortized cost and estimated fair value of mortgage-backed securities and collateralized mortgage obligations at September 30, 2009, by remaining period of contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
	cost	fair value
	(In thousands)

Within one year	$9,409	$9,577
One to five years	14,010	14,296
Five to ten years	4,399	4,502
Over ten years	6,182	6,299
Total	$34,000	$34,674

The table below presents the estimated fair value and the gross unrealized losses on investment securities at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available for sale:
Government sponsored enterprises	$4,955	$45	$—	$—	$4,955	$45
Obligations of states and political subdivisions	4,454	25	349	6	4,803	31
Mortgage-backed securities and collateralized mortgage obligations	4,341	35	—	—	4,341	35
Corporate debt	1,159	22	—	—	1,159	22
Total debt securities	$14,909	$127	$349	$6	$15,258	$133

Equity securities	$—	$—	$192	$10	$192	$10

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Available for sale:
Government sponsored enterprises	$1,470	$30	$—	$—	$1,470	$30
Obligations of states and political subdivisions	4,088	40	308	9	4,396	49
Mortgage-backed securities and collateralized mortgage obligations	3,168	42	1,196	21	4,364	63
Total debt securities	$8,726	$112	$1,504	$30	$10,230	$142

Equity securities	$253	$78	$—	$—	$253	$78

Held to maturity:
Obligations of states and political subdivisions	$1,115	$35	$—	$—	$1,115	$35

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as OTTI are written down to their current fair value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment may also be recorded if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

As of September 30, 2009, a total of $15,450,000 in available for sale securities had a $143,000 total unrealized loss which is included in accumulated other comprehensive loss on the consolidated balance sheet, net of tax. Four of these available for sale securities, totaling $541,000 with $16,000 of unrealized loss, were in a continual loss position for 12 months or more. Two securities were obligations of state or political subdivisions and two were equity securities. Management believes that none of the unrealized losses on non-equity securities at September 30, 2009 are due to the underlying credit quality of the issuers of the securities, but are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company and its subsidiary bank have the intent and proven ability to hold securities for the time necessary to recover amortized cost and does not have the intent to sell the securities, and will not, more-likely-than-not, have to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. No impairment charge was recorded on these securities for the period ended September 30, 2009.

As of December 31, 2008, a total of $10,483,000 in available for sale securities had a $220,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. There were 24 securities in a continual loss position for less than 12 months and five that were in a continual loss position for 12 months or more. Of the 24 securities in a continual loss position for less than 12 months, one was from a government sponsored enterprise, three were mortgage-backed securities, seventeen were obligations of states and political subdivisions and three were equity securities. Of the five securities in a continual loss position for 12 months or more, two were obligations of states and political subdivisions, two were mortgage-backed securities and one was an equity security. No impairment charge was recorded on these securities for the period ended December 31, 2008 as the losses were primarily related to market interest rates and not due to the underlying credit quality of the issuers of the securities.

As of December 31, 2008, a credit-related impairment charge of $131,000 was recorded on an equity security, which remains unrealized. $30,000 of the impairment was recorded in 2007 and $101,000 was recorded in the quarter ended December 31, 2008. Management believes the impairment on this security as well as the impairment on the two equity securities in a continual loss position for 12 months or more, as of September 30, 2009, do not represent an underlying credit quality impairment but instead are due to market fluctuation. There were no impairment losses recorded on equity securities for the period ended September 30, 2009.

The table below presents a roll-forward of the credit-related losses recognized in earnings for securities still held as of September 30, 2009.

Equity
Securities
(In thousands)

January 1, 2009 OTTI credit losses recognized for securities still held	$131
Additions for OTTI securities with credit losses previously recorded	—
Reduction due to sale of OTTI securities	—
September 30, 2009 OTTI credit losses recognized for securities still held	$131

D.           Restricted Investments

As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike our other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules and not by market participants. As of September 30, 2009 and December 31, 2008, our FHLB stock totaled $2,824,000 and $3,435,000, respectively, and is included in restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities for the nine months ended September 30, 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

E.	Comprehensive Income

The following tables show comprehensive income for the three and nine month periods ended September 30, 2009 and 2008, dollars shown in thousands.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Other comprehensive income (loss), before tax:
Net unrealized holding gains(losses) arising during the period	$623	$(4,507)	$1,179	$(5,408)
Reclassification adjustment for net (gain) loss realized in net income during the period(1)	(137)	4,894	(305)	4,829
Amortization of pension and post retirement liabilities	1	224	2	265
Other comprehensive income (loss), before tax	487	611	876	(314)
Income tax benefit (expense) related to other comprehensive income (loss)	(196)	(244)	(350)	126
Other comprehensive income (loss), net of tax	291	367	526	(188)
Net income (loss)	816	(2,186)	2,448	69
Total comprehensive income (loss)	$1,107	$(1,819)	$2,974	$(119)

(1) In accordance with generally accepted accounting principals in the United States of America, a $1,908,000 tax benefit on the 2008 losses was not recorded until the fourth quarter of 2008.

The following table shows the components of accumulated other comprehensive loss at September 30, 2009 and December 31, 2008, dollars shown in thousands:

	September 30,	December 31,
	2009	2008

Accumulated other comprehensive loss, before tax:
Supplemental executive retirement plan	$(768)	$(570)
Postretirement benefits	(120)	(98)
Defined benefit pension liability	(4,763)	(4,985)
Net unrealized holding gains	2,216	1,342
Accumulated other comprehensive loss, before tax	(3,435)	(4,311)
Income tax expense related to accumulated other comprehensive loss	1,374	1,724
Accumulated other comprehensive loss, net of tax	$(2,061)	$(2,587)

F.	Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content.   Citing particular content in the   Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification .   Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement as of September 30, 2009 and while it did not have an impact on the Company’s financial position or results of operations, it has changed the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 which is not yet included in codification. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which is not yet included in the codification. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our consolidated financial position or results of operations.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

G.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2008 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

For the three months ended September 30, 2009 and 2008, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2009	2008	2009	2008

Service cost	$110	$93	$40	$37
Interest cost	148	139	52	46
Expected return on plan assets	(96)	(127)	—	—
Amortization of prior service (cost) credit	7	7	(11)	(12)
Recognized net actuarial loss	68	19	4	4

Net periodic benefit cost	$237	$131	$85	$75

For the nine months ended September 30, 2009 and 2008, dollars shown in thousands:

	Pension benefit		Postretirement benefit
	2009	2008	2009	2008

Service cost	$330	$279	$121	$110
Interest cost	440	418	155	138
Expected return on plan assets	(286)	(383)	—	—
Amortization of prior service (cost) credit	19	19	(33)	(34)
Recognized net actuarial loss	204	60	11	10

Net periodic benefit cost	$707	$393	$254	$224

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2008, that it expected to contribute $465,000 to its pension plan and $101,000 to its other postretirement benefits plan in 2009. As of September 30, 2009, a contribution of $389,000 was made to the pension plan and $72,000 of contributions had been made to the other postretirement benefits plan. The Company revised its planned contribution to the pension plan to $870,000, an increase of $405,000 with no impact on current periodic pension costs. The Company expects that the contributions to the postretirement plan noted above for 2009 will still be made.

H.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $1,209,000 at September 30, 2009 and $1,241,000 at December 31, 2008 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2009 was insignificant.

I.	Fair Value Measurements and Disclosures

Effective January 1, 2008, the Company adopted FASB ASC Topic 820: Fair Value Measurements and Disclosures, which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FASB ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial and non-financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows, dollars in thousands:

		Quoted
		Prices in
	Total	Active	Significant
	Assets	Markets for	Other	Significant
	Measured	Identical	Observable	Unobservable
	at	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2009:
Recurring:
Securities available for sale	$101,207	$559	$100,648	$—
Non-recurring:
Foreclosed assets	$1,536	$—	$—	$1,536
Impaired loans	2,509	—	—	2,509
	$4,045	$—	$—	$4,045
December 31, 2008:
Recurring:
Securities available for sale	$85,805	$564	$85,241	$—
Non-recurring:
Foreclosed assets	$1,278	$—	$—	$1,278
Impaired loans	646	—	—	646
	$1,924	$—	$—	$1,924

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

FABS ASC Topic 825: Financial Instruments, requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

Under FASB ASC Topic 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.

The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008:

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

Impaired Loans

Impaired loans are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are no longer considered impaired when the borrower has brought the loan current for at least six consecutive months and has the borrower has the proven ability to pay or the loan is foreclosed upon. Impaired loans are transferred out of the level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. As of September 30, 2009 and December 31, 2008, the fair values of collateral-dependent impaired loans were $2,509,000 and $646,000, net of a valuation allowance of $446,000 and $149,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

Off-Balance Sheet Financial Instruments

Fair values for the Bank’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At September 30, 2009 and December 31, 2008, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Net		Net
	carrying	Estimated	carrying	Estimated
	amount	fair value	amount	fair value
	(In thousands)		(In thousands)
Financial assets:
Cash and cash equivalents	$12,634	$12,634	$8,953	$8,953
Securities available for sale	101,207	101,207	85,805	85,805
Securities held to maturity	8,464	8,862	5,765	5,798
Loans, net	271,522	271,416	264,393	263,966
Accrued interest receivable	2,142	2,142	1,858	1,858
Restricted investments	2,824	2,824	3,435	3,435

Financial liabilities:
Demand deposits (non-interest-bearing)	62,688	62,688	58,648	58,648
Interest-bearing deposits	277,168	278,177	238,076	240,039
Accrued interest payable	432	432	553	553
Short-term debt	240	240	10,524	10,524
Federal Home Loan Bank borrowings	30,000	31,010	35,000	36,286

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

A.           Overview – Financial Condition

During the period from December 31, 2008 to September 30, 2009, total assets increased $28,803,000 or 7.2%. The increase was due to $18,101,000 or 19.8% increase in investment securities, $7,129,000 or 2.7% increase in loans and an increase of $4,200,000 in federal funds sold. The net increase in total assets was funded by a large increase in deposits.

Total deposits increased from $296,724,000 at December 31, 2008 to $339,856,000 at September 30, 2009, an increase of $43,132,000 or 14.5%.  NOW and super NOW accounts increased $7,362,000 or 26.2%, savings and insured money market deposits increased $7,071,000 or 9.6% and time deposits increased $24,659,000 or 18.1% due, in part, to the Bank’s enhanced sales initiative, along with changes and uncertainty in the marketplace. Depositors, for example, have increasingly brought deposits to banks, possibly due to lack of other investment opportunities and uncertainty in the stock market. Demand deposits increased $4,040,000 to $62,688,000 at September 30, 2009, an increase of 6.9%. Short-term debt and long-term debt in the form of Federal Home Loan Bank borrowings decreased $10,284,000 and $5,000,000 respectively, because the increase in total deposits satisfied the Company’s liquidity needs.

Total stockholders’ equity increased $1,322,000 or 3.1% from $42,662,000 at December 31, 2008 to $43,984,000 at September 30, 2009. This increase was the result of net income of $2,448,000, a decrease of $526,000 in accumulated other comprehensive loss, less the payment of cash dividends of $1,651,000.

Loan Portfolio Composition, dollars in thousands:
	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
REAL ESTATE LOANS
Residential	$101,211	36.9%	$103,212	38.6%
Commercial	99,203	36.1	93,069	34.9
Home Equity	32,564	11.9	31,096	11.6
Farm land	3,863	1.4	3,879	1.4
Construction	2,985	1.1	2,737	1.0
	239,826	87.4%	233,993	87.5%
OTHER LOANS
Commercial loans	25,585	9.3	25,183	9.4
Consumer installment loans	8,028	2.9	7,511	2.8
Other consumer loans	351	0.1	173	0.1
Agricultural loans	809	0.3	430	0.2
	34,773	12.6%	33,297	12.5%
Total loans	274,599	100.0%	267,290	100.0%
Unamortized deferred loan fees and origination costs	348		273
Allowance for loan losses	(3,425)		(3,170)
Total loans, net	$271,522		$264,393

B.           Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that management has determined to be necessary to absorb probable incurred credit losses inherent in the loan portfolio. The allowance is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance quarterly using past loan loss experience to establish base allowance pool rates for commercial mortgages, commercial loans, residential loans, consumer and other loans. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. The risk factors are:

1.	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.
Changes in national, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.

3.	Changes in the nature and volume of the portfolio and terms of loans.
4.	Changes in the experience, ability, and depth of lending management and staff.
5.	Changes in volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	Changes in the quality of the Bank’s loan review system, and the degree of oversight by the Bank’s Board of Directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to be more impactful on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in Special Mention and Substandard loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates unless reviewed and deemed impaired as described below.

Prior to applying the allowance pool rate, commercial mortgages and commercial loans in nonaccrual status or those with loan relationships of $500,000 or more are individually considered for impairment under ASC 310-10-35, which states that a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under the guidelines of ASC 310-10-35, which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the loans collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan loss.

Residential, consumer and other loans are considered homogenous pools and are not individually considered for impairment. Commercial mortgages and commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in general accepted accounting principals and other factors.

For the nine months ended September 30, 2009 and 2008, a provision of $500,000 and $140,000 was recorded, respectively. Total charge-offs for the nine month period ended September 30, 2009 were $385,000 compared to $468,000 for the same period in the prior year, and recoveries were $140,000 and $160,000 for the periods ended September 30, 2009 and 2008, respectively. The amounts represent net charge-offs of $245,000 versus $308,000 for the nine months ended September 30, 2009 and 2008. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Changes in the allowance for loan losses are summarized as follows for the periods indicated, dollars in thousands:

	Nine months	Nine months
	ended	Ended	Year ended
	September 30,	September 30,	December 31,
	2009	2008	2008

Balance at beginning of period	$3,170	$3,352	$3,352
Provision for loan losses	500	140	265
Loans charged-off	(385)	(468)	(647)
Recoveries	140	160	200
Balance at ending of period	$3,425	$3,184	$3,170

Annualized net charge-offs as a percentage of average outstanding loans	0.12%	0.16%	0.17%
Allowance for loan losses to:
Total loans	1.25%	1.21%	1.18%
Total non-performing loans	31.5%	127.9%	51.8%

The allowance for loan losses was $3.4 million as of September 30, 2009 and $3.2 million as of September 30, 2008 and December 31, 2008. Nonperforming loans were $10.9 million at September 30, 2009 and $6.1 million at December 31, 2008. An increase in nonperforming loans with a relatively stable allowance for loan losses is reflected in the decrease of the allowance’s coverage on nonperforming loans from 127.9% at September 30, 2008 to 51.8% at December 31, 2008 and 31.5% at September 30, 2009. While nonperforming loans have increased, the Bank’s loans remain well collateralized, and with the Bank’s minimal loss history and low charge-offs, management believes the allowance for loan losses is adequate as of September 30, 2009.

C.           Nonaccrual and Past Due Loans

The Bank places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due, except for residential loans that are 90 days or more past due but where the loan is well secured. The majority of the Bank’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. Interest income on nonaccrual loans that are well secured is recorded on a cash basis.

Nonperforming loans are summarized as follows at the following dates, dollars in thousands:

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$9,420	$4,646
Loans past due 90 days or more and still accruing interest	1,459	1,474
Total nonperforming loans	$10,879	$6,120
Non-performing loans as a percentage of total loans	3.96%	2.29%

As of September 30, 2009, there were $9,700,000 in loans, compared to $5,191,000 at December 31, 2008, which were considered to be impaired. Management includes market risks in assessing the adequacy of loan losses and in estimating carrying values of foreclosed real estate. As impaired loans are well collateralized, management is comfortable with only a specific reserve of $446,000 at September 30, 2009 and $149,000 at December 31, 2008. The increase in impaired loans during the nine months ended September 30, 2009 is principally the result of weaker local and national economic conditions which has negatively impacted the financial condition of certain of the Bank's customers.

D.           Capital

Under the Office of Comptroller of the Currency’s [OCC] risk-based capital rules, the Bank’s Tier I risk-based capital was 15.5% and total risk-based capital was 16.7% of risk-weighted assets at September 30, 2009. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.6% at September 30, 2009 is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of September 30, 2009 and 2008, dollars in thousands:

As of September 30,	2009	2008

TIER I CAPITAL
Banks’ equity, excluding the after-tax net other comprehensive loss	$43,962	$42,861[3]

TIER II CAPITAL
Allowance for loan losses (1)	$3,438	$3,203
Total risk-based capital	$47,400	$46,064
Risk-weighted assets (2)	$284,002	$269,162
Average total assets	$413,761	$394,510

RATIOS
Tier I risk-based capital (minimum 4.0%)	15.5%	15.9%
Total risk-based capital (minimum 8.0%)	16.7%	17.1%
Leverage (minimum 4.0%)	10.6%	10.9%

1 For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes an allowance for credit losses on off-balance sheet letters of credit.
2 Risk-weighted assets have been reduced for the portion of allowance for loan losses excluded from total Tier II capital.
3 For OCC reporting purposes, the Bank’s equity at September 30, 2008 includes deferred tax on the ordinary loss on Fannie Mae and Freddie Mac preferred stock in the amount of $1,908,000.

CONSOLIDATED AVERAGE BALANCE SHEETS
For the nine months ended September 30, 2009 and 2008
(Fully taxable equivalent)
Dollars in thousands

		2009			2008
	Average	Interest	Annualized	Average	Interest	Annualized
	balance	earned/paid	yield/rate	balance	earned/paid	yield/rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,533	$1,746	4.35%	$54,729	$1,971	4.80%
Tax exempt securities (2)	47,525	2,142	6.01	46,599	2,247	6.43
Total securities	101,058	3,888	5.13	101,328	4,218	5.55

Other	4,024	9	0.30	1,460	29	2.65
Loans
Real estate mortgages	192,591	9,576	6.63	187,676	9,900	7.03
Home equity loans	31,575	1,444	6.10	27,321	1,317	6.43
Time and demand loans	25,187	814	4.31	24,762	1,165	6.27
Installment and other loans	19,059	1,338	9.36	18,175	1,410	10.34
Total loans (3)	268,412	13,172	6.54	257,934	13,792	7.13
Total interest earning assets	373,494	17,069	6.09	360,722	18,039	6.67
Other non-interest bearing assets	41,129			31,625
Total assets	$414,623			$392,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,859	64	0.25%	$31,370	117	0.50%
Savings and insured money market deposits	79,030	314	0.53	85,152	725	1.14
Time deposits	150,705	3,168	2.80	124,191	3,604	3.87
Total interest bearing deposits	263,594	3,546	1.79	240,713	4,446	2.46
Other	761	2	0.35	3,856	74	2.56
Federal Home Loan Bank borrowings	32,766	1,022	4.16	31,201	987	4.22
Total interest bearing liabilities	297,121	4,570	2.05	275,770	5,507	2.66
Demand deposits	59,184			63,270
Other non-interest bearing liabilities	14,828			9,172
Total liabilities	371,133			348,212
Stockholders’ equity	43,490			44,135
Total liabilities and stockholders’ equity	$414,623			$392,347
Net interest income – tax effected		12,499			12,532
Less: Tax gross up on exempt securities		(724)			(728)
Net interest income per statement of income		$11,775			$11,804
Net interest spread			4.04%			4.01%
Net interest margin (4)			4.46%			4.63%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

CONSOLIDATED AVERAGE BALANCE SHEET
For the three months ended September 30, 2009 and 2008
(Fully taxable equivalent)
Dollars in thousands

		2009			2008
	Average	Interest	Annualized	Average	Interest	Annualized
	balance	earned/paid	yield/rate	balance	earned/paid	yield/rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$56,503	$595	4.21%	$58,139	$669	4.60%
Tax exempt securities (2)	51,795	757	5.85	44,985	651	5.79
Total securities	108,298	1,352	4.99	103,124	1,320	5.12
Other	4,754	4	0.34	86	—	1.75
Loans
Real estate mortgages	192,651	3,241	6.73	190,152	3,379	7.11
Home equity loans	32,441	491	6.05	29,561	463	6.27
Time and demand loans	25,667	277	4.32	24,248	348	5.74
Installment and other loans	19,703	457	9.28	17,861	467	10.46
Total loans (3)	270,462	4,466	6.60	261,822	4,657	7.11
Total interest earning assets	383,514	5,822	6.07	365,032	5,977	6.55
Other assets	44,017			31,441
Total assets	$427,531			$396,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,017	21	0.25%	$30,296	38	0.50%
Savings and insured money market deposits	81,458	115	0.56	84,168	240	1.14
Time deposits	156,727	996	2.54	121,951	1,078	3.54
Total interest bearing deposits	271,202	1,132	1.67	236,415	1,356	2.29
Other	287	—	0.00	8,866	52	2.35
Federal Home Loan Bank borrowings	29,956	306	4.09	33,603	348	4.14
Total interest bearing liabilities	301,445	1,438	1.91	278,884	1,756	2.52
Demand deposits	62,978			64,614
Other liabilities	19,140			9,408
Total liabilities	383,563			352,906
Stockholders’ equity	43,968			43,567
Total liabilities and stockholders’ equity	$427,531			$396,473
Net interest income – tax effected		4,384			4,221
Less: Tax gross up on exempt securities		(257)			(220)
Net interest income per statement of income		$4,127			$4,001
Net interest spread			4.16%			4.03%
Net interest margin (4)			4.57%			4.63%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS
For the periods ended September 30, 2009 compared to September 30, 2008
(Dollars in thousands)

	For the Nine Months Ended			For the Three Months Ended
	increase (decrease)			increase (decrease)
	due to change in			due to change in
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total

Interest Income
Securities available for sale and held to maturity(1)	(11)	(319)	(330)	$75	$(43)	32
Other	51	(71)	(20)	31	(27)	4
Loans	560	(1,180)	(620)	153	(344)	(191)
Total interest income	600	(1,570)	(970)	259	(414)	(155)

Interest Expense
NOW and Super NOW deposits	9	(62)	(53)	3	(20)	(17)
Savings and insured money market deposits	(52)	(359)	(411)	(8)	(117)	(125)
Time deposits	769	(1,205)	(436)	318	(400)	(82)
Other	(59)	(13)	(72)	(53)	1	(52)
Federal Home Loan Bank borrowings	50	(15)	35	(39)	(3)	(42)
Total interest expense	717	(1,654)	(937)	221	(539)	(318)
Net interest income	$(117)	$84	$(33)	$38	$125	$163

1           Interest income on the tax exempt portion of securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends to provide tax equivalent volume and rates.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank from paying a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of September 30, 2009, the Bank is permitted to pay a dividend without prior OCC approval.

For the nine months ended September 30, 2009, a total of $3,681,000 in cash was generated. Financing activities accounted for $26,197,000 in cash provided along with $2,675,000 generated by operating activities. These were partially offset by cash used for operating and investing activities of $25,191,000. See the Consolidated Statements of Cash Flows for additional information.

Maturity Schedule of Time Deposits of $100,000 or more and Federal Home Loan Bank (FHLB) borrowings at September 30, 2009, dollars in thousands:

	Time	FHLB
	Deposits	borrowings

Due three months or less	$26,072	$15,000
Over three months through nine months	13,158	—
Over nine months though twelve months	12,747	—
Over twelve months	14,440	15,000
	$66,417	$30,000

E.           Results of Operations

Comparison of the three month periods ending September 30, 2009 and 2008

Net income for the three months ended September 30, 2009 was $816,000, an increase of $3,002,000 from a loss of ($2,186,000) for the same period in 2008. The increase was primarily due to the impairment charge of $4,829,000 on Federal Home Loan Mortgage Corporation (“Freddie Mac”) securities recorded in the three month period in 2008 and an increase in net interest income of $126,000 or 3.1%. Partially offsetting this was a life insurance benefit of $1,522,000 recorded during the three months ended September 30, 2008, an increase in the provision for loan losses of $250,000 to $350,000 for the three months ended September 30, 2009, and a $282,000 or 8.6% increase in non-interest expense. Further details on the $4,829,000 impairment charge can be found in the Annual Report on Form 10-K as filed on March 23, 2009 with the Securities and Exchange Commission. Net interest income before provision for loan losses primarily increased due to a decrease in interest expense of $318,000 or 18.1% partially offset by a decrease in total interest and dividend income of $192,000 or 3.3% for the quarter ended September 30, 2009. The Company’s annualized return (loss) on average assets was 0.8% for the three months ended September 30, 2009, up from (2.2%) for the same period last year. The annualized return (loss) on average stockholders’ equity was 7.4% and (20.1%) for the three months ended September 30, 2009 and 2008, respectively.

Total tax equivalent net interest income increased $163,000 or 3.9% to $4,384,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to $318,000 or 18.1% decrease in interest expense and a $32,000 increase in tax equivalent interest on investment securities, partially offset by a decrease of $191,000 or 4.1% decrease in loan interest and fees as a result of lower variable rates and new loans replacing higher-yielding loans. The majority of the $318,000 decrease in interest expense was due to a reduction of interest on deposits of $224,000 or 16.5%, which resulted from the maturity of higher-yielding time deposits replaced by lower-yielding ones as well as the variable interest component of savings and insured money market deposits. Interest expense on Federal Home Loan Bank borrowings decreased $42,000 or 12.1% due to the maturity of a $5,000,000 fixed rate borrowing which was repaid with deposit growth. Other interest expense decreased $52,000 to less than $1,000 due to lower borrowing needs in 2009, resulting from the increase in deposits.

Tax equivalent net interest spread increased 13 basis points, from 4.03% to 4.16% for the three months ended September 30, 2009, and net interest margin decreased 6 basis points, to 4.57% from 4.63% in the same quarter of 2008. Tax equivalent net interest income increased $163,000 or 3.9% in the three months ended September 30, 2009 compared to the same period in 2008, primarily as a result of a decrease in interest expense of $318,000 or 8.1% partially offset by $155,000 or 2.6% decrease in tax equivalent interest income. Overall interest expense decreased as a result of a decrease in the rates paid on interest bearing liabilities despite an increase in the average balance of interest bearing liabilities. Composing the $155,000 decrease in tax equivalent interest income was a $191,000 or 3.3% decrease in interest income on loans partially offset by a $32,000 or 5.0% increase in tax equivalent interest income on investment securities. The average interest yield on loans decreased 51 basis points from 7.11% to 6.60% in 2009 as new loans continue to earn at lower rates due to the lower interest rate environment. Time and demand loans experienced the most significant drop in average yield, decreasing by $71,000 or 142 basis points to 4.32% for the three months ended September 30, 2009. Tax equivalent interest income on total investment securities increased $32,000, but due to maturities, calls and continued market pressures, the average yield decreased from 5.12% for the three months ended September 30, 2008 to 4.99% for the same period in 2009. Tax equivalent interest income on tax-exempt securities increased $106,000 or 6 basis points. Interest income on taxable securities decreased $74,000 or 39 basis points due to the maturity and call of higher-yielding securities being replaced by lower-yielding securities.

Despite an increase in average interest bearing liabilities of $22,561,000 to $301,445,000 for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, total interest expense decreased $318,000 primarily due to lower rates. The decrease of $318,000 or 61 basis points in total interest expense was primarily due to a $224,000 or 62 basis point decrease in interest on deposits, a result of the maturity of higher-yielding time deposits replaced by lower-yielding deposits and the variable rate feature of other deposits. Interest expense on time deposits decreased $82,000 or 100 basis points and savings and insured money market deposits decreased $125,000 or 58 basis points. In addition, the average balance of long- and short-term borrowings, which are comprised primarily of fixed rate borrowings, decreased $12,226,000, resulting in a decrease in interest expense totaling $94,000.

The total average balance for interest earning assets was $383,514,000 for the three month period ended September 30, 2009 compared to $365,032,000 for the same three month period in 2008, an increase of $18,482,000 or 5.1%. Average loans increased $8,640,000 or 3.3%. Average real estate mortgages and home equity loans increased by $2,499,000 or 1.3% and $2,880,000 or 9.7%, respectively, as many customers continued to take advantage of historically low rates. Average yields on those loans decreased by 38 and 22 basis points, respectively, for the three months ended September 30, 2009 compared to the same period in 2008. Average short-term investments increased $4,668,000 to $4,754,000, primarily due to a substantial average balance of federal funds sold compared to last year. Average investment securities increased $5,174,000 or 5.0% from the three months ended September 30, 2008 compared to September 30, 2009. The average balance of tax exempt securities increased $6,810,000, and average taxable securities decreased $1,636,000 as the portfolio was reorganized to earn better yields. Growth in interest earning assets was funded by higher average deposits.

The provision for loan losses increased $250,000 to $350,000 for the three months ended September 30, 2009 from $100,000 for the three months ended September 30, 2008. This increase was the result of increasing non-performing loans.

Non-interest income increased $3,326,000 to $890,000 for the three months ended September 30, 2009 compared to a loss of ($2,436,000) for the same period in 2008. This increase was primarily the result of the events that occurred in 2008, including an impairment change partially offset by a life insurance benefit as previously mentioned. Net gain (loss) on the sale of securities increased $202,000 to a gain of $137,000 for the three months ended September 30, 2009. Foreclosed real estate expense increased $80,000 due to the increased holdings in foreclosed real estate. Non-interest expenses in total increased $282,000 or 8.6%, to $3,570,000 for the three months ended September 30, 2009 compared to $3,288,000 for the same period in 2008. The primary reason for this increase was due to costs associated with salaries and employee benefits, which increased $300,000 or 15.9%, from $1,883,000 to $2,183,000. The increase in salaries and employee benefits was partially due to an increase of $110,000 in pension expense, $46,000 due to staffing and normal salary adjustments, $50,000 for director survival insurance and $46,000 in postretirement costs.

Income tax expense was $281,000 for the three month period ended September 30, 2009 compared to $363,000 for the corresponding period in 2008, a decrease of $82,000 or 22.6%. The Company’s effective tax rates were 25.6% and (19.9)% for the three month periods ended September 30, 2009 and 2008, respectively. The increase in effective tax rate was due to an election to recognize and carry-back the tax loss on the sale of Freddie Mac securities on the Company’s 2008 and prior tax returns, which put the Company in an alternative minimum tax situation for state purposes, thereby increasing the Company’s tax expense. In addition, the 2008 tax rate was impacted by the inability of the Company to realize a tax benefit for the impairment charge on the Freddie Mac securities in the third quarter of 2008 in accordance with generally accepted accounting principals, partially offset by the tax exempt status of the life insurance benefit.

Comparison of the nine month periods ended September 30, 2009 and 2008

Net income for the first nine months of 2009 increased $2,379,000 to $2,448,000 compared to $69,000 for the same period in 2008. This overall increase was primarily due to a $3,388,000 increase in other non-interest income relating to two large transactions recorded in the nine months ended September 30, 2008. An impairment charge on Freddie Mac securities for $4,829,000 was partially offset by a life insurance benefit of $1,522,000 for a net decrease in income of $3,307,000 in 2008 due to these two items. Other changes between the two periods were as follows: net income increased due to an additional $73,000 increase in non-interest income and a $365,000 reduction in income tax expense partially offset by an increase of $977,000 in other components of non-interest expense and a $389,000 decrease in net interest income after provision for loan losses. The Company’s annualized return on average assets was 0.8% for the nine months ended September 30, 2009, up from 0.0% for the same period last year. The annualized return on average stockholders’ equity was 7.5% and 0.2% for the first nine months of 2009 and 2008, respectively.

Net interest income after provision for loan losses decreased $389,000 or 3.3% to $11,275,000, resulting from a $966,000 decrease in interest and dividend income and a $360,000 increase in provision for loan losses, partially offset by a decrease of $937,000 in interest expense. Of the $966,000 or 5.6% decrease in total interest and dividend income, loan interest and fees decreased $620,000 or 4.5%, and investment securities income decreased $326,000 or 9.3% primarily resulting from new, lower-yielding loans and investments replacing higher-yielding loans and investments in a historically low interest rate environment. Interest expense decreased $937,000 or 17.0% from $5,507,000 for the nine months ended September 30, 2008 to $4,570,000 for the nine months ended September 30, 2009. The decrease was due to a $900,000 or 20.2% decrease in interest expense on deposits to $3,546,000 at September 30, 2009, and a $35,000 increase in interest expense on Federal Home Loan Bank borrowings due to higher average level of borrowings. Total interest expense decreased as a result of a decrease in the overall rate paid on interest bearing liabilities, partially offset by an increased average level of deposits and borrowings, primarily in time deposits.

Tax equivalent net interest income decreased $33,000 or a 4 basis point net interest spread in the first nine months of 2009 compared to the same period in 2008. Net interest margin decreased 17 basis points from 4.63% to 4.46% over that time. Tax equivalent interest income decreased $970,000 or 58 basis points and was partially offset by a $937,000 or 61 basis point reduction in interest expense. Tax equivalent interest income decreased $970,000 primarily due to interest on average loans, which decreased $620,000 or 59 basis points. Each loan category experienced a decrease in average rates over the past nine months. The average yield decreases were due in part to the variable rate features in some of the loan products as well as the replacement of maturing loans with new, low-yielding ones. Real estate mortgage and home equity loans, the major portion of the loan portfolio, experienced average rate decreases of 40 and 33 basis points while their average loan balances increased $4,915,000 and $4,254,000, respectively. The combined interest income on real estate and home equity loans decreased $197,000, primarily due to a $661,000 decrease from the lower yields, partially offset by a $464,000 increase from higher volume. In addition, tax equivalent interest income on average investment securities decreased $330,000 or 42 basis points, from 5.55% to 5.13%, primarily as a result of the lower interest rate environment in addition to a decrease in the average investment portfolio of $270,000. Interest income on federal funds sold and other investments decreased $20,000 to $9,000 for the nine months ended September 30, 2009, primarily due to a 235 basis point reduction in average yield, from 2.65% to 0.30%.

Interest expense on interest bearing liabilities decreased $937,000 or 61 basis points. On interest bearing deposits, interest expense decreased $900,000 or 67 basis points. The changing interest rate environment caused the Bank to re-price its deposits during the nine month period ended September 30, 2009, which resulted in a $1,626,000 decrease in interest expense on interest bearing deposits. This was partially offset by a $22,881,000 increase in average interest bearing deposits, increasing interest expense on interest bearing deposits by $726,000 over the same period for a net decrease in interest on interest bearing deposits of $900,000. Interest expense on average time deposits decreased $436,000 or 107 basis points, and interest on average savings and insured money market deposits decreased $411,000 or 61 basis points. Interest on short-term borrowings decreased $72,000 or 221 basis points to 0.35% for the nine months ended September 30, 2009.

The total average balance for interest bearing assets was $373,494,000 for the nine month period ended September 30, 2009 compared to $360,722,000 for the same nine month period in 2008, an increase of $12,772,000 or 3.5%. The overall yield on average interest earning assets decreased 57 basis points from 6.67% in 2008 to 6.09% in 2009. Average loans increased $10,478,000 or 4.1% to $268,412,000 for the nine months ended September 30, 2009. Average other interest earning assets, primarily consisting of federal funds sold, increased $2,564,000 or 175.6%, from $1,460,000 to $4,024,000 for the nine months ended September 30, 2009. Partially offsetting these increases, average security holdings decreased $270,000 or 0.3% from $101,328,000 for the nine months ended September 30, 2008 to $101,058,000 as of the same period in 2009. Total average interest bearing liabilities increased $21,351,000 or 7.7% from $275,770,000 for the nine month period ended September 30, 2008 compared to $297,121,000 for the same nine month period in 2009. Average interest bearing deposits increased $22,881,000 primarily due to an increase of $26,514,000 or 21.39% in average time deposits to $150,705,000, partially offset by a decrease in savings and insured money market deposits of $6,122,000 or 7.2% to $79,030,000. Total average deposits increased as a result of increased sales efforts. Average short-term and long-term debt, which is primarily overnight borrowings and long-term fixed rate Federal Home Loan Bank borrowings, decreased $1,530,000 or 4.36% to $33,527,000 for the nine months ended September 30, 2009. Due to deposit growth, funding was not needed from these sources.

The provision for loan losses was $500,000 for the nine months ended September 30, 2009 and $140,000 for the nine months ended September 30, 2008, an increase in the provision of $360,000. This increase was principally attributable to the increased level of nonperforming loans since the beginning of the year.

Non-interest income increased $3,380,000 for the first nine months of 2009 to $2,635,000 from a loss of ($745,000) for the same period in 2008. The 2008 impairment charge of $4,829,000 partially offset by the $1,522,000 life insurance benefit were the major components. Other changes included a $305,000 increase in security gains, primarily due to the sale of several available for sale securities, partially offset by a $101,000 or 7.5% decrease in service charges, mainly due to a reduction in overdraft and return check fees, and a $70,000 or 7.9% decrease in other non-interest income for the nine months ended September 30, 2009, due to the outsourcing of the servicing for merchant accounts in the third quarter of 2009 and reduced third party referral fee income.

Non-interest expenses equaled $10,870,000 for the first nine months of 2009 compared to $9,893,000 for the same period in 2008, an increase of $977,000 or 9.9%. This increase reflects a $775,000 increase in salaries and employee benefits due to increased contributions to pension and postretirement funds of $421,000 and staffing and normal salary adjustments of $224,000. Other non-interest expense increased $249,000 or 9.5% to $2,873,000, primarily due to increased FDIC fees of $190,000 in regular assessments and an $180,000 special assessment, partially offset by reduced professional fees. The FDIC issued a special assessment for all depository institutions in order to assist in rebuilding the Deposit Insurance Fund. Due to equity and liquidity problems with the Deposit Insurance Fund (DIF), the FDIC imposed a special assessment that was reported in the Company’s Form 10-Q filed on August 12, 2009. With continued bank failures, additional pressures have been made on the fund. The FDIC may require banks to prepay assessments for the fourth quarter of 2009 and all of 2010-2012 on December 30, 2009. While we are unable to estimate an amount, we are fairly confident that the prepayment will be imposed in the near future but do not expect there to be a large impact on the Company’s consolidated financial position or results of operation.

Income tax expense was $592,000 for the nine month period ended September 30, 2009 compared to $957,000 for the corresponding period in 2008, a decrease of $365,000.  The Company’s effective tax rates were 19.5% and 93.3% for the nine month periods ended September 30, 2009 and 2008, respectively. The change in effective tax rates can again be attributed to restrictions in accordance with generally accepted accounting principals that prevented a $1,908,000 tax benefit on the 2008 Freddie Mac impairment charge from being recorded until the fourth quarter of 2008, partially offset by tax-exempt life insurance proceeds recorded in 2008.

F.           Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals and certain other factors. See Item 2.B. Management’s Discussion and Analysis/ Allowance for Loan Losses. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

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

ITEM 4T.     CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

November 13, 2009