Form 10-K
period 2009-12-31
JEFFERSONVILLE BANCORP
filed 2010-03-23
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number:  0-19212

JEFFERSONVILLE BANCORP
(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4864 State Rte. 52, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

(845) 482-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock, $0.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of June 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $46,481,000 based on the closing price of $11.90 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2010
Common Stock, $0.50 par value per share	4,234,321 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2010 (Proxy Statement)	Part III Items 10, 11, 12, 13 and 14

JEFFERSONVILLE BANCORP INDEX TO FORM 10-K

PART I

ITEM 1.	BUSINESS

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

At December 31, 2009 and 2008, the Company had total assets of $422.7 million and $398.6 million, securities available for sale of $91.3 million and $85.8 million, securities held to maturity of $8.2 million and $5.8 million, and net loans receivable of $275.4 million and $264.4 million, respectively. At December 31, 2009 and 2008, total deposits were $352.2 million and $296.7 million, respectively. At December 31, 2009 and 2008, stockholders’ equity was $44.7 million and $42.7 million, respectively.

The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank had nine additional branch office locations in Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro and one in a Wal*Mart store in Monticello. The Bank has opened a branch in Bloomingburg in January 2010 and plans to open an additional branch in White Lake by mid-year 2010. The Bank is a full service banking institution employing approximately 129 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

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

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2009, 2008 and 2007.

Loan Products. The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers primarily in Sullivan County, New York designed to meet the banking needs of individual customers, businesses and municipalities. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

Please see item 7, Results of Operations 2009 versus 2008 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

Consumer Loans. The Bank also offers a variety of consumer loan products. These products include both open-end credit (home equity lines of credit, unsecured revolving lines of credit) and closed-end credit secured and unsecured installment loans. Most of these loans are originated at the branch level. This delivery mechanism is supported by an automated loan platform delivery system. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

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

SUPERVISION AND REGULATION

The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHC Act”). As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, examination, and supervision by the Federal Reserve. The Bank is a national banking association, chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is the Bank’s primary federal regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. The In addition, as to certain matters, the Bank is subject to regulation by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) also has authority to conduct special examinations of insured depository institutions, such as the Bank, as deposit insurer.

Each of the federal banking agencies, including the Federal Reserve and the OCC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. The guidelines apply on a consolidated basis and require bank holding companies (on a consolidated basis) and banks to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. For those banks that do not have the highest regulatory ratings, the minimum Tier 1 leverage ratio is 4%. The capital adequacy guidelines also require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Under the Federal Reserve guidelines, certain small bank holding companies with pro forma consolidated assets of less than $500 million, such as the Company, are not required to follow the risk-based and leverage capital guidelines. As of December 31, 2009, the Bank’s leverage ratio was 10.5%, its ratio of Tier 1 capital to risk-weighted assets was 15.4%, and its ratio of qualifying total capital to risk-weighted assets was 16.6%. The federal banking agencies may set higher minimum capital requirements for bank holding companies and banks whose circumstances warrant it, such as companies or banks anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Bank of any special capital requirement applicable to it.

The Federal Reserve has indicated that it will consider a bank holding company’s capital ratios and other indications of its capital strength in evaluating any proposal to expand its banking or non-banking activities. Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the Federal Reserve for achieving capital adequacy. An acceptable capital plan would likely include, among other actions, a restriction on the Company’s ability to pay dividends to its stockholders.

Any bank that is less than adequately-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. Among the actions that may be imposed on an undercapitalized bank is the implementation of a capital restoration plan. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets at the time the bank became undercapitalized or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy, a bank holding company is expected to serve as a source of financial and managerial strength, and to commit financial resources to support its subsidiary banks in times of financial stress. Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of the bank’s depositors and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

The Bank also is subject to regulatory limits on its ability to pay dividends to the Company. By statue, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2009, the Bank had approximately $1.8 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) gave the FDIC increased flexibility in assessing premiums on insured depository institutions including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement this. Under these regulations, all insured depository institutions are placed into one of four risk categories. As of January 1, 2009, all insured institutions paid a base rate annual assessment of 12 to 50 basis points (a basis point is $0.01 per $100 of assessable deposits) for the first quarter of 2009 based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. This is a substantial increase from the base rate assessment of 2 to 43 basis points that was in effect during 2008. The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates at 12 to 45 basis points beginning April 1, 2009. For Risk Category I institutions such as the Bank generally, those institutions with less than $10 billion in assets and those with $10 billion or more in assets that do not have long-term debt issuer ratings, the base assessment rate is calculated using a combination of financial ratios and supervisory ratings (the financial ratios method). For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. In the final rule, the FDIC introduced a new financial ratio into the financial ratios method (the adjusted brokered deposit ratio). The adjusted brokered deposit ratio affects institutions whose brokered deposits are more than 10 percent of domestic deposits and whose total assets are more than 40 percent greater than they were four years previously. The adjusted brokered deposit ratio excludes certain reciprocal deposits for institutions in Risk Category I. Brokered deposits that consist of balances swept into an insured institution are included in the adjusted brokered deposit ratio for all institutions The FDIC also introduced three possible adjustments to an institution's initial base assessment rate: (1) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase not to exceed 50 percent of an institution's assessment rate before the increase for secured liabilities in excess of 25 percent of domestic deposits; and (3) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10 percent of domestic deposits. These risk adjustments can increase assessments from the base range of 12 to 45 basis points to assessments in a range from 7 to 77.5 basis points. In addition, on May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment was collected on September 30, 2009. Further, on November 12, 2009, the FDIC adopted a final rule imposing a 13-quarter prepayment of FDIC insurance premiums.  Estimated quarterly assessments for the fourth quarter of 2009 through the fourth quarter of 2012 were due December 30, 2009.

On October 1, 2009, the FDIC issued a final rule extending the Transaction Account Guarantee (TAG) program that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000. The rule extended the coverage period from its original expiration date of December 31, 2009 to June 30, 2010. The assessment surcharge for participating institutions was increased from $0.10 to $0.25 per $100 of deposits above the existing deposit insurance limit. Participating banks were given the option to opt out of the extended coverage. The Bank was a participant and opted to remain in the TAG program.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2009, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0114 per $100 of deposits for the first quarter of 2009 to $0.0102 per $100 of deposits for the fourth quarter of 2009. The Bank paid $32,810 of FICO assessments in 2009. For the first quarter of 2010, the FICO assessment rate is $0.0106 per $100 of deposits. The Bank paid a total of $800,000 in special and regular assessments during 2009, and $2.0 million in prepayments for the three-year period ending December 31, 2012.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2009, the Bank satisfied this requirement.

Transactions between the Bank and any affiliate, which includes the Company, are governed by sections 23A and 23B of the Federal Reserve Act. Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates by placing quantitative and qualitative limitations on covered transactions between a bank and any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on market terms as well as terms that are consistent with safe and sound banking practices.

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

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions also are required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act and other laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited altogether from dealing with foreign “shell banks”and persons from jurisdictions of particular concern. All financial institutions also are required to adopt internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. The Company and the Bank have in place a Bank Secrecy Act and USA PATRIOT Act compliance program, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOA applies generally to companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. SOA includes very specific disclosure requirements and corporate governance rules, and the SEC and securities exchanges have adopted extensive additional disclosure, corporate governance, and other related rules pursuant to SOA’s mandate. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act (“HMDA”) to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates are the subject of any HMDA investigation.

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

In response to the financial crises affecting the banking system and financial markets, several federal programs were implemented to purchase assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA initially increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009. On May 20, 2009, the FDIC extended the $250,000 per depositor coverage through December 31, 2013.

On October 14, 2008, the U.S. Treasury announced that pursuant to its authority under the EESA it would purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury made $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009. The Company chose not to participate in the TARP Capital Purchase Program.

TAXATION

The Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income tax expense are as follows for the years ended December 31 (dollars in thousands):

Current Tax Expense	2009	2008	2007
Federal	$616	$1,135	$1,302
State	57	57	43
Benefit of loss carryback	(1,407)	-	-
Deferred tax (benefit)	1,417	(2,053)	(76)
Total income tax expense	$683	$(861)	$1,269

For a detailed discussion of income taxes please refer to note 10 in the Notes to Consolidated Financial Statements.

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

COMPETITION

The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 40 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

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

At December 31, 2009, there were 129 persons employed by the Bank.

ITEM 1A.	RISK FACTORS

Although our common stock is traded on the NASDAQ Small Cap Market, the volume of trading in our common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

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

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition, the Bank cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year plus the previous two years. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2009, approximately $1.8 million was available for the payment of dividends without prior OCC approval.

Moreover, the laws of the State of New York, where the Company is incorporated, require that dividends be paid only from capital surplus so that the net assets of the Company remaining after such dividend payments are at least equal to the amounts of the Company’s stated capital.

Any payment of dividends in the future will continue to be at the sole discretion of our board of directors and will depend on a variety of factors deemed relevant by our board of directors, including, but not limited to, earnings, capital requirements and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The OCC is the Bank’s primary regulator and the Bank is subject to extensive regulation, examination, and supervision by the OCC. The Federal Deposit Insurance Corporation (“FDIC”) also has authority to conduct special examinations of insured depository institutions, such as the Bank, a deposit insurer. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of investors in our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

The Company’s profitability depends significantly on local and national economic conditions.

We make loans, and most of our assets are located, in Sullivan County, New York as well as some adjacent areas in New York and Pennsylvania. Adverse changes in economic conditions in these markets could compromise our ability to collect loans, could reduce the demand for loans, and otherwise could negatively affect our performance and financial condition. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

2009 continued to be impacted by significant disruption and volatility in the financial and capital marketplaces that began in 2008. This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market. One aspect of this fallout has been significant deterioration in the mortgage activity of the secondary market. The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions. The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis in many domestic markets during 2008 and 2009. These conditions have had a negative impact on the financial industries centered in the metro New York City [NYC] areas resulting in job losses. While Sullivan County is not located in the metro NYC area, it is a benefactor of individuals who own second homes in Sullivan County and tourists visiting Sullivan County. The corresponding impact of reduced earnings among individuals who live in metro NYC could have a negative impact on Sullivan County businesses.

As a lender, we may be adversely affected by general economic weaknesses, and, in particular, a sharp downturn in the housing industry in the states of New York and Pennsylvania. A depressed economy has led to higher foreclosure rates and the reduction in real estate values in Sullivan County. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in an increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences.

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. The Emergency Economic Stabilization Act of 2008 (the “EESA”), was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury exercised its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. Other government action, such as the Homeowner Affordability and Stability Plan are intended to prevent mortgage defaults and foreclosures, which may provide benefits to the economy as a whole, but may reduce the value of certain mortgage loans or related mortgage-related securities investors such as the Company may hold. There can be no assurance as to the actual impact that these or other government actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Declining residential and commercial real estate values could threaten the soundness and collectability of the real estate loans in the Bank’s portfolio.

At December 31, 2009, 65.2% of the total assets of the Company, or $275,419,000, consisted of net loans. Of that amount, $244,336,000 or 88.7% of net total loans were secured by residential or commercial real estate. Based on information from the National Association of Realtors, the average residential real estate sales price in its primary market area for the quarter ended December 31, 2009 has fallen approximately 5.4% from the average residential real estate sales price for the comparable quarter in 2008. See Management’s Discussion and Analysis – Nonaccrual and Past Due Loans.

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

The Bank owns local non-rated municipal securities which are intended to be held until maturity. At December 31, 2009, the carrying value of these investment securities was $8,218,000. If declining economic activity and real estate values result in significant reduced tax revenues to the municipal entities which issued these securities, the entities could be forced to default on repayment of the securities, having an adverse effect on the Bank’s financial condition.

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

We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without corresponding increases in non-interest expenses. We cannot assure you that we will be successful in continuing our growth strategies, due, in part, to delays and other impediments inherent in our highly regulated industry, limited availability of qualified personnel or unavailability of suitable branch sites. In addition, the success of our growth strategy will depend, in part, on continued favorable economic conditions in our market area.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has ten branch locations and an operations center all within Sullivan County. Our branches are located in Callicoon, Eldred, Liberty, Livingston Manor, Loch Sheldrake, Monticello (two), Narrowsburg and Wurtsboro. The Bank owns the main office and operations center along with six branches: Eldred, Liberty, Livingston Manor, Loch Sheldrake, Narrowsburg and one location in Monticello. We occupy three branch locations pursuant with a lease arrangement in Callicoon, Wurtsboro and one located in a Wal*Mart store in Monticello. In January of 2010, the Bank opened its eleventh branch in Bloomingburg in a building it purchased in 2009.

The Company’s leases for Wal*Mart, Wurtsboro and Callicoon expire in 2014, 2010, and 2012 respectively. Renewal options exist at Wal*Mart for an additional 5 years and for Callicoon, an additional 15 years. A lease for a twelfth branch in White Lake was signed in 2009 for a term of 20 years beginning when the branch opens, and it is expected to open mid year 2010. Future minimum lease payments are disclosed under the title Contractual Obligations in Item 7.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2009 (in thousands):

Premises and Equipment	2009
Land	$1,057
Buildings and improvements	6,168
Furniture and fixtures	226
Equipment	4,323
11,774
Less accumulated depreciation and amortization	6,754
Total premises and equipment, net	$5,020

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. There are currently no market makers for the stock but the following investment firms are known to handle Jeffersonville Bancorp stock transactions: E*TRADE Securities, TD Ameritrade, Inc. and Stifel, Nicolaus & Company. The following table shows the range of high and low sale prices for the Company’s stock and cash dividends paid for the quarters indicated.

			Cash
	Sales	Sales	dividends
For the Quarter Ended:	low	high	paid
December 31, 2009	$9.00	$10.03	$0.13
September 30, 2009	$8.62	$9.75	$0.13
June 30, 2009	$8.56	$9.75	$0.13
March 31, 2009	$8.52	$9.78	$0.13

December 31, 2008	$7.50	$11.00	$0.13
September 30, 2008	$10.11	$12.00	$0.13
June 30, 2008	$11.00	$14.35	$0.13
March 31, 2008	$11.00	$14.00	$0.13

Number of Holders of Record. At the close of business on March 1, 2010, the Company had 1,379 stockholders of record of the 4,234,321 shares of common stock then outstanding.

Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which its securities may be issued.

Payment of Dividends. Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to stockholders. Payment of dividends in the future will be at the sole discretion of the Company’s board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See Item 1. Business — Supervision and Regulation.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock for the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an investment of $100 on December 31, 2004 and the reinvestment of all dividends since that date to December 31, 2009 and is compared to the cumulative total return of the NASDAQ - Composite Index and the SNL Bank $250m - $500m Index. The data used was obtained from published sources and is believed to be accurate.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN FISCAL YEAR ENDED DECEMBER 31, 2009

	Period Ending December 31,
Index:	2004	2005	2006	2007	2008	2009
Jeffersonville Bancorp	100.00	126.54	102.48	77.93	55.96	58.62
NASDAQ Composite Index	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $250M-$500M Index	100.00	106.17	110.93	90.16	51.49	47.66

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(In thousands, except share and per share data)

December 31,	2009	2008	2007	2006	2005
Results of Operations
Interest income	$21,827	$22,953	$23,479	$23,881	$22,170
Interest expense	5,847	7,228	8,615	8,211	5,402
Net interest income	15,980	15,725	14,864	15,670	16,768
Provision (credit) for loan losses	1,300	265	(370)	90	180
Net income	3,084	2,702	4,275	4,943	5,725
Financial Condition
Total assets	$422,684	$398,567	$387,430	$397,291	$387,343
Total deposits	352,205	296,724	299,242	325,073	312,096
Gross loans	279,407	267,563	252,985	250,760	244,261
Stockholders’ equity	44,663	42,662	43,958	41,275	42,519
Average Balances
Total assets	$415,678	$393,964	$389,384	$400,535	$374,413
Total deposits	327,257	300,984	315,941	326,136	297,643
Gross loans	270,361	259,713	250,277	246,890	238,993
Stockholders’ equity	43,755	43,929	42,249	42,272	41,350
Financial Ratios
Net income to average total assets	0.74%	0.69%	1.10%	1.23%	1.53%
Net income to average stockholders’ equity	7.05%	6.15%	10.12%	11.69%	13.85%
Average stockholders’ equity to average total assets	10.53%	11.15%	10.85%	10.55%	11.04%
Share and Per Share Data
Basic earnings per share	$0.73	$0.64	$1.00	$1.13	$1.29
Dividends per share	$0.52	$0.52	$0.50	$0.48	$0.44
Dividend payout ratio	71.40%	81.49%	49.92%	42.44%	34.04%
Book value at year end	$10.55	$10.08	$10.38	$9.59	$9.59
Total dividends paid	$2,202,000	$2,202,000	$2,134,000	$2,098,000	$1,949,000
Average number of shares outstanding	4,234,321	4,234,321	4,266,397	4,376,494	4,434,321
Shares outstanding at year end	4,234,321	4,234,321	4,234,321	4,305,348	4,434,321

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008(1)	2008(1)	2008	2008
Interest income	$5,482	$5,565	$5,407	$5,373	$5,642	$5,757	$5,715	$5,839
Interest expense	(1,277)	(1,438)	(1,539)	(1,593)	(1,721)	(1,756)	(1,776)	(1,975)
Net interest income	4,205	4,127	3,868	3,780	3,921	4,001	3,939	3,864
Provision for loan losses	(800)	(350)	—	(150)	(125)	(100)	(40)	—
Non-interest income	993	890	854	891	575	(2,436)	869	822
Non-interest expenses	(3,671)	(3,570)	(3,645)	(3,655)	(3,556)	(3,288)	(3,230)	(3,375)
Income before income taxes	727	1,097	1,077	866	815	(1,823)	1,538	1,311
Income tax (expense) benefit	(91)	(281)	(199)	(112)	1,818	(363)	(337)	(257)
Net income	$636	$816	$878	$754	$2,633	$(2,186)	$1,201	$1,054
Basic earnings per share	$0.15	$0.19	$0.21	$0.18	$0.63	$(0.52)	$0.28	$0.25

[1]

In the quarter ended September 30, 2008, the Company recognized an impairment charge of $4.8 million with the related tax benefit of $1.1 million recognized in the quarter ending December 31, 2008. Further discussion on this topic may be found in the Management’s Discussion and Analysis as filed on Form 10-K on March 23, 2009 ..

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the factors which significantly affected the consolidated results of operations and financial condition of Jeffersonville Bancorp (“Parent Company”) and its wholly-owned subsidiary, The First National Bank of Jeffersonville (“Bank”). For purposes of this discussion, references to the Company include both the Bank and the Parent Company, as the Bank is the Parent Company’s only subsidiary. This discussion should be read in conjunction with the consolidated financial statements and notes thereto, and the other financial information appearing elsewhere in this annual report.

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

GENERAL

The Parent Company is a bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank’s common stock and derives substantially all of its income from the Bank’s operations in the form of dividends paid to the Parent Company. The Bank is a national bank chartered in 1913 serving Sullivan County, New York with branch offices in Jeffersonville, Eldred, Liberty, Loch Sheldrake, Monticello (two), Livingston Manor, Narrowsburg, Callicoon, and Wurtsboro. The Bank opened a branch in Bloomingburg in January 2010 and an additional branch is planned to be opened by mid-year 2010 in White Lake. The Bank’s administrative offices are located in Jeffersonville, New York.

The Company’s mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch.

The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic conditions, primarily interest rates trends, affecting the entire banking industry. Changes in net interest income have the greatest impact on the national economic performance which deteriorated significantly in 2008 and continued to be volatile in 2009. While government intervention served to stabilize the country’s largest financial institutions, uncertainty surrounding employment prospects, real estate activity and consumer spending has muted optimism for near-term economic recovery. Regulatory concerns over lingering subprime residential lending problems and increasing commercial real estate defaults make the current banking environment very challenging as bank failures continue to occur at an elevated rate. Real estate values continued to decline in the Bank’s lending area in 2009. Retail sales levels decreased by 6.2% for the full year from 2008 to 2009, and small business owners continue to struggle financially as a result.

Locally, our economy continues to suffer with higher unemployment, a decline in small businesses, and lower property values. However, 2009 saw the beginning of the construction of interstate highway 86 in Sullivan County and the influx of stimulus monies from the American Recovery and Reinvestment Act. With continued concerns over financial and capital markets, especially the stock market, the Bank has seen a large influx of deposits as investors pursued a “flight to safety” strategy to safeguard their funds. The Bank used a portion of these additional deposits to grow its real estate loan portfolio to help home buyers and businesses in its local communities. The deposit growth also helped the Bank ensure it had sufficient liquidity to weather any unexpected downturns in the economy.

The Company has a long history of profitable operations and a strong capital base that have been the foundation of the Company since its inception. Management believes this trend will continue and the Company will be well positioned to take advantage of business opportunities when the current economic downturn reverses course.

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

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Rental income is recognized in non-interest income in the period in which it was received. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Impaired securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether the impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, management utilizes criteria such as the reasons underlying the impairment, the magnitude and duration of the impairment and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the security. In addition, the total impairment is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, turn to page F-9 in the financial statements.

FINANCIAL CONDITION

Total assets increased by $24.1 million or 6.1% to $422.7 million at December 31, 2009 from $398.6 million at December 31, 2008. The increase was primarily due to a $11.0 million or 4.2% increase in loans, net of allowance, from $264.4 million at December 31, 2008 to $275.4 million at December 31, 2009, an increase in securities available for sale of $5.5 million or 6.4% from $85.8 at December 31, 2008 to $91.3 at December 31, 2009, a $4.3 million or 49.0% increase in cash and cash equivalents from $9.0 million at December 31, 2008 to $13.3 million at December 31, 2009 and an increase in held to maturity securities of $2.4 million or 42.5% to $8.2 million at December 31, 2009. Partially reducing these increases was a decrease in restricted investments of $1.1 million or 31.9% to $2.3 million at December 31, 2009 from $3.4 million at December 31, 2008. Deposit growth funded new loans, investment securities and cash growth along with providing funding for maturing long- and short- term debt. Deposits increased $55.5 million or 18.7% from $296.7 million at December 31, 2008 to $352.2 million at December 31, 2009. The increase in deposits was due to the Bank’s enhanced sales initiative, along with uncertainty in the marketplace causing consumers to seek safe investment vehicles. Time deposits increased $38.4 million or 28.2% from $136.1 million at December 31, 2008 to $174.5 million at December 31, 2009. Savings and insured money market accounts increased $6.1 million or 8.3% to $79.9 million at December 31, 2009 from $73.8 million at December 31, 2008. NOW and Super NOW deposits increased $5.4 million or 19.1% to $33.5 million at December 31, 2009. Demand deposits grew $5.6 million or 9.6% to $64.3 million at December 31, 2009. Non-deposit liabilities decreased $33.4 million or 56.4% in 2009 from $59.2 million at December 31, 2008 to $25.8 million at December 31, 2009.  The liabilities were primarily long- and short-term borrowings from the Federal Home Loan Bank of New York [FHLB]. $10.0 million of short-term borrowings and $20.0 million of long-term borrowings matured in 2009 and were not replaced, reducing total FHLB borrowings by $30.0 million in 2009.

In 2009, total gross loans increased $11.8 million or 4.4% from $267.6 million at December 31, 2008 to $279.4 million. Within the loan portfolio, commercial real estate increased by $6.2 million or 6.7%. Home equity, farmland and construction loans increased $1.7 million or 5.4%, $1.0 million or 27.0% and $1.1 million or 40.3% respectively. The growth in residential and commercial real estate loans and home equity loans reflects the Company’s strategy to conservatively grow the real estate portfolio. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans because of the value of the underlying collateral. The Company remains committed to maintaining loan credit quality and sacrificing growth in the loan portfolio, if necessary.

There was an $119,000 increase in foreclosed real estate at December 31, 2009 to $1.4 million, up from $1.3 million at December 31, 2008. The balance in both years consisted primarily of one commercial property. This commercial property was under a lease agreement, with lease payments being recorded in income. Total nonperforming loans increased $7.2 million from $6.1 million at December 31, 2008 to $13.3 million at December 31, 2009 primarily due to commercial mortgages. Net loan charge-offs increased from $447,000 in 2008 to $482,000 in 2009 due to the increase in nonperforming loans and high charge-off level. At December 31, 2009, the allowance for loan losses equaled $4.0 million representing 1.43% of total gross loans outstanding and 30.0% of total nonperforming loans.

Total stockholders’ equity was $44.7 million at December 31, 2009, an increase of $2.0 million over December 31, 2008 at $42.7 million. This increase was the result of $3.1 million of net income and an improvement in accumulated other comprehensive loss of $1.1 million partially offset by cash dividends of $2.2 million.

RESULTS OF OPERATIONS 2009 VERSUS 2008

Net Income
Net income for 2009 of $3.1 million increased 14.1% or $382,000 from 2008’s net income of $2.7 million. The higher earnings level in 2009 reflects the interaction of a number of factors. The most significant factor which increased 2009 net income was an increase in other non-interest income of $3.8 million partially offset by an increase in income tax expense and non-interest expense of $1.5 million and $1.1 million, respectively. The increase in other non-interest income was due primarily to impairment charges of Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”) preferred stock in the amount of $5.1 million partially offset by $1.5 million in insurance proceeds from bank owned life insurance being recorded in 2008. The increase in income tax expense in 2009 was due to the loss created by the FHLMC stock and related tax benefit recorded in 2008. In addition to the above, net interest income after provision for loan losses decreased $780,000 or 5.0% to $14.7 million for the year ended December 31, 2009. This decrease was comprised of a decrease in interest and dividend income of $1.2 million or 4.9%, from $23.0 million for the year ended December 31, 2008 to $21.8 million for the same period ended December 31, 2009, and an increase in the provision for loan losses of $1,035,000 to $1,300,000 for the year ended December 31, 2009. A further discussion of the provision follows in the “Summary of Loan Loss Experience” below. Partially offsetting these decreases was a decrease in interest expense of $1.4 million or 19.1% from $7.2 million to $5.8 million for the year ended December 31, 2009. The decrease in interest and dividend income was primarily the result of a $746,000 or 4.1% decrease in loan interest and fees due to lower interest rates despite loan growth, and a net reduction of $362,000 or 7.9% in interest earned on securities. The decrease in interest expense was primarily due to a decrease in interest expense on deposits of $1.2 million or 20.6% due to the lower interest rate environment. Other interest expense decreased $120,000 due to reduced borrowing levels during 2009. Non-interest expense increased $1.1 million or 8.1% from $13.4 million in 2008 to $14.5 million in 2009 due to an $810,000 or 10.4% increase in salaries and employee benefits primarily due to retirement benefits and a $367,000 or 10.4% increase in other non-interest expense, which is discussed in more detail below.

Tax Equivalent Interest Income and Interest Expense
Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.0 million for 2009 represented an increase of 2.2% over 2008. Net interest margin decreased 8 basis points to 4.51% in 2009 compared to 4.59% in 2008 due to reduced interest rates on interest bearing assets combined with a relatively fixed interest rate on long-term debt.

Total tax equivalent interest income for 2009 was $22.8 million, compared to $23.8 million in 2008. The decrease of $1.0 million or 4.2% in 2009 is largely the result of a decrease of 53 basis points in the average yield on tax equivalent interest earning assets from 6.59% in 2008 to 6.06% in 2009. Despite average loans increasing in all categories for a total of $10.7 million to $270.4 million from $259.7 million in 2008, combined yields decreased 55 basis points from 7.06% in 2008 to 6.51% in 2009 due to new lower-yielding loans comprising a greater percentage of total loans. Loan growth in real estate, fixed rate home equity, and time and demand loans amounted to $5.3 million, $3.7 million and $0.6 million, respectively. The average loan yields on those loans decreased 41 basis points, 34 basis points and 170 basis points, respectively. Time and demand loans decreased more than the other categories due to the variable rate feature which is tied to the Bank’s prime rate. During 2009, total average tax equivalent securities and average short-term investments each increased $2.1 million with a decrease in yield of 35 basis points and 227 basis points, respectively. Yield on total tax equivalent average securities decreased as higher-yielding securities were called or matured and replaced with lower-yielding securities. The yield on average short-term investments, which are comprised primarily of federal funds sold, decreased from 2.62% to 0.35%.

Total interest expense in 2009 decreased $1.4 million to $5.8 million from $7.2 million in 2008 primarily as a result of a decrease in average rates paid on total interest bearing liabilities from 2.59% in 2008 to 1.95% in 2009. The average balance of interest bearing liabilities increased $20.7 million from $278.7 million in 2008 to $299.4 million in 2009, an increase of 7.4%. The increase was the result of a $28.9 million increase in average interest bearing deposits, due to sales initiatives and continuing market uncertainties, partially offset by an $8.1 million decrease in average federal funds purchased and long-term debt. Despite the increase in average interest bearing deposits, the yield decreased 71 basis points due to market conditions and the lower-yielding environment.  While average time deposits increased $28.7 million, interest paid on these deposits decreased $680,000 or 22.8% due to a 114 basis point reduction in interest rates paid to a yield of 2.63% in 2009. Average savings and insured money market deposits decreased $2.8 million or 3.3% to $79.8 million for 2009 with a 52 basis point or $438,000 decrease in interest expense due to lower interest rates. The yield on average federal funds purchased and other short-term debt decreased 120 basis points to 0.38% from 1.58%. The yield on average fixed rate long-term debt decreased 9 basis points to 4.14% due to the maturities of $20.0 million in debt.

Non-Interest Income and Non-Interest Expense
Non-interest income primarily consists of service charges, commissions and fees for various banking services, and security gains and losses. Total non-interest income of $3,628,000 in 2009 was an increase of $3,798,000 over 2008. The bulk of this increase was due to an impairment charge on FHLMC preferred stock during 2008 of $5.1 million, partially offset by an insurance benefit on a bank owned life insurance policy of $1.5 million received in 2008. Excluding the impairment charge and insurance benefit as discussed above, non-interest income increased primarily due to an increase in net gain on the sale of securities of $480,000, partially offset by an increase in foreclosed real estate loss of $101,000. Foreclosed real estate losses increased due to carrying costs associated with an increased level of foreclosed real estate. Service charge income and other non-interest income, including merchant ATM and interchange fees decreased $97,000 or 5.5% and $89,000 or 7.9%, respectively.

Non-interest expense increased by $1.1 million or 8.1% to $14.5 million for the year ended December 31, 2009. The increase in total non-interest expense was primarily the result of an $810,000 or 10.4% increase in salaries and employee benefits, from $7.8 million to $8.6 million in 2009, and $367,000 or 10.4% in other non-interest expenses, from $3.5 million to $3.9 million in 2009. Salaries and employee benefits increased due to $533,000 in increased retirement benefits, a result of an increase in early retirements and the effect of plan assets declining in market value, and $206,000 in normal salary increases. Non-interest expense increased due to an increased FDIC assessment of $621,000 to $800,000 in 2009 partially offset by a reduction of $161,000 in professional and outside consulting fees, which was primarily due to a deferment of requirements for smaller reporting companies to audit internal controls over financial reporting, and a $78,000 reduction in consulting services, a result of the termination of the previously disclosed formal agreement with the Bank’s regulators. Occupancy and equipment expenses decreased $85,000 or 4.0% to $2.0 million for 2009.

Income Tax Expense
Income tax expense (benefit) totaled $0.7 million in 2009 versus $(0.9) million in 2008. The effective tax rate approximated 18.1% in 2009 and (46.8)% in 2008. The relatively low effective tax rates in 2009 and 2008 reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance. Additionally, the 2008 effective tax rate was favorably impacted by the $1.5 million tax-exempt insurance benefit.

Provision for Loan Losses
The provision for loan losses was $1,300,000 in 2009 as compared to $265,000 in 2008 largely as a result of increased non-accrual loan activity in 2009. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses is a valuation allowance that management has determined to be necessary to absorb probable incurred credit losses inherent in the loan portfolio. The allowance is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance quarterly using past loan loss experience to establish base allowance pool rates for commercial mortgages, commercial loans, residential loans, consumer and other loans. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates unless specifically reviewed and deemed impaired as described below.

Prior to applying the allowance pool rate, commercial mortgages and commercial loans in nonaccrual status or those with loan relationships of $500,000 or more are individually considered for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidelines, which dictate that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses.

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

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in general accepted accounting principals or other factors.

Total nonperforming loans increased $7.2 million to $13.3 million at December 31, 2009 from $6.1 million at December 31, 2008. Net loan charge-offs increased to $482,000 in 2009 from $447,000 in 2008 and gross charge-offs increased to $648,000 in 2009 from $647,000 in 2008.

Summary of Loan Loss Experience
The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category (dollars in thousands):

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES

	2009	2008	2007	2006	2005
Balance at beginning of year	$3,170	$3,352	$3,516	$3,615	$3,645
Charge-offs:
Commercial, financial and agriculture	(301)	(294)	(106)	(208)	(2)
Real estate – mortgage	(95)	(21)	(5)	(66)	—
Installment loans	(150)	(179)	(118)	(156)	(308)
Other loans	(102)	(153)	(89)	(103)	(129)
Total charge-offs	(648)	(647)	(318)	(533)	(439)
Recoveries:
Commercial, financial and agriculture	25	80	388	187	59
Real estate – mortgage	3	9	5	—	8
Installment loans	74	47	72	98	83
Other loans	64	64	59	59	79
Total recoveries	166	200	524	344	229
Net recoveries (charge-offs)	(482)	(447)	206	(189)	(210)
Provision charged (credited) to operations	1,300	265	(370)	90	180
Balance at end of year	$3,988	$3,170	$3,352	$3,516	$3,615
Ratio of net (recoveries) charge-offs to average outstanding loans	0.18%	0.17%	(0.08)%	0.08%	0.09%

The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential nonperforming loans in a timely basis, take charge-offs promptly based on a realistic assessment of probable losses, and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

The provision for loan losses was $1,300,000 for the year ended December 31, 2009, up from $265,000 for 2008. The allowance for loan losses was $4.0 million at December 31, 2009, $3.2 million at 2008, and $3.4 million at 2007. The allowance as a percentage of total loans was 1.43% at December 31, 2009, compared to 1.18% and 1.32% at December 31, 2008 and 2007, respectively. The allowance’s coverage of nonperforming loans was 30.0% at December 31, 2009 compared to 51.8% and 72.2% at December 31, 2008 and 2007, respectively. Despite the continuing high levels of nonperforming loans and the downturn in local economic conditions, the Bank is and has been committed to common sense lending practices, sacrificing loan quantity for quality. This policy is reflected in the Banks net charge-off (recovery) history in the above table. While nonperforming loans have increased, the Bank’s management believes that loans remain well collateralized. No portion of the allowance for loan losses is restricted to any loan or group of loans, as the entire allowance is available to absorb charge-offs in any loan category. The amount and timing of future charge-offs and allowance allocations may vary from current estimates and will depend on local economic conditions. The following table shows the allocation of the allowance for loan losses to major portfolio categories and the percentage of each loan category to total loans outstanding.

Commercial nonperforming loans are evaluated individually for impairment. As of December 31, 2009, there were $11,824,000 in loans, compared to $5,191,000 as of December 31, 2008, which were considered to be impaired. A specific reserve of $862,000 has been established to help reduce the risk on these nonperforming loans. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data adjusted for current conditions.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

At December 31,	2009	2008	2007	2006	2005
Amount of Allowance for Loan Losses:
Residential mortgages (1)	$944	$1,036	$1,048	$1,048	$1,048
Commercial mortgages	1,135	285	285	285	351
Commercial loans	1,189	1,314	1,263	1,353	1,343
Installment loans	446	473	604	650	648
Other loans	274	62	152	180	225
Total	$3,988	$3,170	$3,352	$3,516	$3,615
Percent of Loans in Each Category to Total Loans:
Residential mortgages (1)	50.2%	51.2%	51.4%	50.2%	48.5%
Commercial mortgages	37.6	36.5	34.3	34.7	34.9
Commercial loans	9.3	9.4	10.5	11.2	11.7
Installment loans	2.8	2.8	3.7	3.9	4.8
Other loans	0.1	0.1	0.1	0.0	0.1
1 Includes home equity loans.

Nonaccrual and Past Due Loans
The Company places a loan on nonaccrual status when collectability of principal or interest is doubtful, or when either principal or interest is 90 days or more past due and the loan is not well secured and in the process of collection. Interest payments received on nonaccrual loans are applied as a reduction of the principal balance when concern exists as to the ultimate collection of principal. A distribution of nonaccrual loans and loans 90 days or more past due and still accruing interest is shown in the following table (dollars in thousands).

At December 31,	2009	2008	2007	2006	2005
Nonaccrual Loan Category:
Residential mortgages (1)	$617	$769	$368	$347	$438
Commercial mortgages	10,534	3,667	1,819	1,520	2,484
Commercial loans	886	998	1,574	—	—
Total nonaccrual loans	12,037	5,434	3,761	1,867	2,922
Loans 90 days or more, still accruing interest	1,270	686	883	13	—
Total nonperforming loans	$13,307	$6,120	$4,644	$1,880	$2,922
Percent of Nonperforming Loans outstanding to total Loans	4.8%	2.3%	1.8%	0.8%	1.2%
1 Includes home equity loans

Total nonperforming residential mortgages, commercial mortgages, and commercial loans represent 1.3%, 10.2%, and 3.4% of their respective portfolios totals at December 31, 2009, compared to 0.6%, 4.5%, and 4.0% at December 31, 2008, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution.

Nonaccrual loans increased $6.6 million from $5.4 million at December 31, 2008 to $12.0 million at December 31, 2009. Except for a specific reserve of $862,000 allocated to certain impaired loans, the remaining loan balances are well collateralized with interest being recognized as received.

From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines. There were no significant loans that were considered to be troubled debt restructures as of December 31, 2009, 2008, or 2007.

Loan Portfolio
Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

LOAN PORTFOLIO COMPOSITION

At December 31,	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Mortgage Loans
Residential (1)	$103,232	36.9%	$103,212	38.6%	$96,612	38.2%	$92,912	37.1%	$86,936	35.6%
Commercial (1)	99,572	35.6	93,342	34.9	85,182	33.7	85,595	34.1	84,250	34.5
Home equity	32,765	11.7	31,096	11.6	25,977	10.3	24,195	9.6	22,697	9.3
Farm land	4,926	1.8	3,879	1.4	3,883	1.5	3,726	1.5	3,443	1.4
Construction	3,841	1.4	2,737	1.0	5,531	2.2	6,087	2.4	5,956	2.4
	244,336	87.4	234,266	87.5%	217,185	85.9%	212,515	84.7%	203,282	83.2%
Other Loans
Commercial loans	26,034	9.3	25,183	9.4	26,431	10.4%	28,106	11.3%	28,643	11.7%
Consumer installment loans	7,769	2.8	7,511	2.8	8,948	3.5	9,773	3.9	11,673	4.8
Other consumer loans	386	0.2	173	0.1	148	0.1	118	0.0	128	0.1
Agricultural loans	882	0.3	430	0.2	273	0.1	248	0.1	535	0.2
	35,071	12.6	33,297	12.5	35,800	14.1	38,245	15.3	40,979	16.8
Total loans	279,407	100.0%	267,563	100.0%	252,985	100.0%	250,760	100.0%	244,261	100.0%
Allowance for loan losses	(3,988)		(3,170)		(3,352)		(3,516)		(3,615)
Total loans, net	$275,419		$264,393		$249,633		$247,244		$240,646

1 Historical data restated to conform with current classification.

The following table indicates the amount of variable rate loans in portfolio categories according to their period to maturity (dollars in thousands). The table also indicates the dollar amount of these loans that have predetermined or fixed rates versus variable or adjustable rates.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(In thousands)

		One year
	One year	through	After
At December 31, 2009	or less	five years	five years	Total
Maturities of loans:
Commercial and agricultural	$7,538	$9,768	$9,610	$26,916
Real estate construction	1,353	2,452	36	3,841
Total	$8,891	$12,220	$9,646	$30,757
Interest sensitivity of loans:
Predetermined rate	$1,395	$12,220	$9,646	$23,261
Variable rate	7,496	—	—	7,496
Total	$8,891	$12,220	$9,646	$30,757

Investment Securities
The carrying amount and the fair value of the Company’s investment securities and their expected maturities are outlined in the following tables (in thousands):

INVESTMENT SECURITIES ANALYSIS

Summary of Investment Securities
At December 31,*	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Government sponsored enterprises	$9,478	$9,471	$29,000	$29,128	$39,360	$39,282
Obligations of state and political subdivisions	56,947	58,758	42,615	43,520	42,147	42,755
Mortgage backed securities and collateralized mortgage obligations	28,868	29,510	17,819	18,059	10,192	10,237
Corporate debt and certificates of deposit	1,502	1,548	-	-	-	-
Equity securities	549	611	794	896	5,928	6,167
	$97,344	$99,898	$90,228	$91,603	$97,627	$98,441

*
The analysis shown combines the Company’s securities available for sale and held to maturity. All securities are included above at their amortized cost less impairment charges. Impairment charges of $5,162,000 and $30,000 were recognized for the years ended December 31, 2008 and 2007, respectively. No impairment charge was recorded in 2009.

The following table sets forth the maturity distribution, yield (calculated on the basis of the stated yields to maturity, considering applicable premium or discount) and amortized cost of investment securities available for sale and held to maturity (dollars in thousands):

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

December 31, 2009	Under 1 year		1-5 years		5-10 years		After 10 years
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
Government sponsored enterprises	$7,175	2.69%	$2,003	4.97%	$-	0.00%	$300	5.00%	$9,478
Obligations of state and political subdivisions – tax exempt(1)	10,185	2.94	33,000	3.79	12,943	3.91	819	5.79	56,947
Mortgage backed securities and collateralized mortgage obligations	6,464	4.41	12,383	4.58	4,625	4.87	5,396	4.77	28,868
Corporate debt and certificate of deposit	-	0.00	1,502	4.80	-	0.00	-	0.00	1,502
	$23,824	3.27%	$48,888	4.07%	$17,568	4.16%	$6,515	4.91%	$96,795

1Yields on tax exempt securities have not been stated on a tax equivalent basis.

RESULTS OF OPERATIONS 2008 VERSUS 2007

Net Income
Net income for 2008 of $2.7 million decreased 36.8% or $1.6 million from 2007 net income of $4.3 million. The lower earnings level in 2008 reflects the interaction of a number of factors. The most significant factor which reduced 2008 net income was a decrease in other non-interest income of $3.6 million partially offset by a reduction of income tax expense of $2.1 million. The $3.6 million decrease in other non-interest income was due primarily to impairment charges on FHLMC preferred stock in the amount of $5.2 million partially offset by $1.5 million in insurance proceeds from bank owned life insurance. Other changes were an increase in net interest income of $861,000 offset by an increase in provision for loan losses of $635,000 and an increase in other non-interest expenses of $289,000. Net interest income increased $861,000 due to a decrease in interest expense of $1,387,000 partially offset by a decrease of $526,000 in interest income. The provision (credit) for loan losses increased $635,000, from $(370,000) in 2007, which was primarily the result of a large recovery that year, to $265,000 in 2008. The increase in total non-interest expense of $289,000 was primarily the result of a $176,000 increase in other non-interest expense, composed mainly of $103,000 in consulting fees and $60,000 in FDIC assessment fees, and a $78,000 increase in salaries and employee benefits. Net interest income increased $0.9 million from $14.8 million in 2007 to $15.7 million in 2008. Interest expense on deposits decreased $1.8 million or 23.8% from $7.5 million to $5.7 million. Partially offsetting this was an increase in interest on Federal Home Loan Bank (FHLB) borrowings of $0.5 million or 50.3% due to increased levels of these borrowings, a decrease in loan interest and fees of $297,000 or 1.6% to $18.3 million from $18.6 million, and a decrease in interest on securities of $140,000 or 3.0%. Decreased interest rates on loans and decreased levels of both investment securities and federal funds sold accounted for the decrease in earnings. Interest expense on deposits decreased $1.8 million or 23.8% primarily due to falling interest rates and market pressure. Salary and employee benefit expense increased $78,000 or 1.0%. Occupancy and equipment expense increased $35,000. Other non-interest expense increased $176,000 due to increased FDIC assessments and consulting costs associated with staff training.

Tax Equivalent Interest Income and Interest Expense
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

Total tax equivalent interest income for 2008 was $23.8 million, compared to $24.4 million in 2007. The decrease in 2008 is largely the result of a decrease in the average yield on interest earning assets from 6.83% in 2007 to 6.59% in 2008. Total average securities (securities available for sale and securities held to maturity) decreased $3.6 million or 3.5% in 2008 to $101.1 million. The yield on total securities increased 1 basis point to 5.41% in 2008 from 5.40% in 2007. During 2008, total average securities and short-term investments decreased a total of $4.8 million. Average loans increased $9.4 million to $259.7 million from $250.3 million in 2007, with a 39 basis point decrease in yields from 7.45% in 2007 to 7.06% in 2008. Loan growth in real estate and fixed rate home equity loans amounted to $6.6 million and $3.3 million, respectively. Due to falling interest rates, new fixed rate loans have brought the average loan yields down. Real estate and home equity loans yields decreased by 3 and 46 basis points, respectively. Time and demand loans, which are tied to the Bank’s prime rate, decreased 260 basis points in yield and $0.3 million in volume.

Total interest expense in 2008 decreased $1.4 million to $7.2 million from $8.6 million in 2007 primarily as a result of a decrease in average rates paid on total interest bearing liabilities from 3.17% in 2007 to 2.59% in 2008. The average balance of interest bearing liabilities increased from $272.0 million in 2007 to $278.7 million in 2008, an increase of 2.4%. The increase was result of an $18.9 million increase in average borrowings partially offset by a $12.3 million decrease in average interest bearing deposits. Brokered deposits of $5.0 million matured (an average balance of $3.3 million) during 2008 and were not replaced. During 2008, the average cost of total interest bearing liabilities decreased by 58 basis points from 3.17% to 2.59%. Average interest bearing deposits decreased $12.3 million to $238.7 million in 2008, a decrease of 4.9%. Interest rates on interest bearing deposits decreased by 59 basis points from an average rate paid of 3.00% in 2007 to 2.41% in 2008. Savings and insured money market interest rates decreased 134 basis points, and time deposits decreased 45 basis points in response to falling rates. In 2008, average demand deposit balances decreased 4.3% over 2007.

Provision for Loan Losses
The provision (credit) for loan losses was $265,000 in 2008 as compared to $(370,000) in 2007, largely the result of a $441,000 recovery in 2007 on a previously charged-off loan. Higher charge-off levels in 2008 resulted in the 2008 provision. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. The provision for loan loss was also reduced in 2007 due to the reduction in net charge-offs. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged off are credited to the allowance when realized.

Total nonperforming loans increased $1.5 million from $4.6 million at December 31, 2007 to $6.1 million at December 31, 2008. Net loan recoveries (charge-offs) decreased from $206,000 in 2007 to $(447,000) in 2008 and gross charge-offs increased from $318,000 in 2007 to $647,000 in 2008.

Non-Interest Income and Non-Interest Expense
Non-interest income primarily consists of service charges, commissions and fees for various banking services, and security gains and losses. Total non-interest income of $(170,000) in 2008 was a decrease of 104.9% or $3,640,000 from 2007. This decrease was primarily due to an impairment charge on FHLMC preferred stock of $5.2 million partially offset by an insurance benefit on a bank owned life insurance policy of $1.5 million.

Non-interest expense increased by $289,000 or 2.2% to $13.4 million in 2008. Salaries and employee benefit expense increased 1.0% to $7.8 million in 2008. Salaries and employee benefits increased by $383,000 due to additional staffing and normal salary increases partially offset by wage deferrals of $305,000. Other non-interest expense increased $176,000 or 5.39% due to FDIC assessments and costs associated with staff training and development. Occupancy and equipment expenses increased a net of $35,000.

Income Tax Expense
Income tax expense (benefit) totaled $(0.9) million in 2008 versus $1.3 million in 2007. The effective tax rate approximated (46.8)% in 2008 and 22.9% in 2007. These relatively low effective tax rates reflect the favorable tax treatment received on the life insurance benefit in 2008, and tax-exempt interest income and net earnings from bank-owned life insurance in both years.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Consolidated Financial Statements, or are recorded in amounts that differ from the notional amounts. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us for general corporate purposes or for customer needs. Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital. Customer transactions are used to manage customers’ requests for funding. See note 17 of Notes to Consolidated Financial Statements for further information concerning off-balance sheet arrangements.

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets, such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30-day lines of credit of approximately $40.1 million, which may be used to meet unforeseen liquidity demands. There were no overnight borrowings at December 31, 2009. Three separate FHLB term advances totaling $15.0 million at December 31, 2009 were used to fund loan growth. The Company maintains $5.0 million unsecured lines of credit with Atlantic Central Bankers Bank and First Tennessee Bank. In addition, during 2009 the Bank established the ability to borrow at the Federal Reserve Discount Window.

In 2009, cash generated from operating activities amounted to $0.7 million, and cash generated from financing activities was $23.0 million. These amounts were offset by cash used for investing activities in the amount of $19.3 million, resulting in a net increase in cash and cash equivalents of $4.4 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more (in thousands):

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 OR MORE

At December 31, 2009	Deposits
Due three months or less	$28,751
Over three months through six months	24,809
Over six months through twelve months	15,622
Over twelve months	11,555
Total	$80,737

Management anticipates that most of these maturing deposits will rollover at maturity and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity increased $2.0 million or 4.7% in 2009 following a decrease of 0.3% in 2008, primarily due to improved accumulated other comprehensive income and net income in 2009.

The Company retained $0.9 million from 2009 net income after the payment of dividends which decreased stockholders’ equity by $2.2 million. In addition, improved accumulated other comprehensive loss increased stockholders’ equity by $1.1 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

Under the Federal Reserve’s risk-based capital rules at December 31, 2009, the Bank’s Tier I risk-based capital was 15.4 % and total risk-based capital was 16.6% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.5% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

As of December 31,	2009	2008
Tier I Capital
Banks’ equity, excluding the after-tax net other comprehensive loss	$43,986	$43,081
Tier II Capital
Allowance for loan losses (1)	$3,580	$3,187
Total risk-based capital	$47,566	$46,268
Risk-weighted assets (2)	$285,946	$270,883
Average assets	$418,393	$393,958
Ratios
Tier I risk-based capital (minimum 4.0%)	15.4%	15.9%
Total risk-based capital (minimum 8.0%)	16.6%	17.1%
Leverage (minimum 4.0%)	10.5%	10.9%

[1]

For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit and is limited to 1.25% of risk-weighted assets

[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following principal and interest payments on long-term debt and leases as of December 31, 2009 (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
Federal Home Loan Bank borrowings	$562	$16,158	$—	$—	$16,720
Building leases	103	329	194	699	1,325
Total	$665	$16,487	$194	$699	$18,045

In regard to short-term borrowings, see note 9 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL
The following schedule presents the condensed average consolidated balance sheets for 2009, 2008, and 2007. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Year Ended December 31,	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,641	$2,261	4.22%	$58,388	$2,844	4.87%	$59,593	$2,928	4.91%
Tax-exempt securities (2)	49,558	2,965	5.98	42,675	2,626	6.15	45,112	2,724	6.04
Total securities	103,199	5,226	5.06	101,063	5,470	5.41	104,705	5,652	5.40
Short-term investments	3,187	11	0.35	1,106	29	2.62	2,309	118	5.11
Loans
Real estate mortgages	193,887	12,778	6.59	188,579	13,196	7.00	182,028	12,797	7.03
Home equity loans	31,922	1,926	6.03	28,244	1,799	6.37	24,960	1,704	6.83
Time and demand loans	25,455	1,100	4.32	24,849	1,495	6.02	18,126	1,965	10.84
Installment and other loans	19,097	1,788	9.36	18,041	1,848	10.24	25,163	2,169	8.62
Total loans (3)	270,361	17,592	6.51	259,713	18,338	7.06	250,277	18,635	7.45
Total interest earning assets	376,747	22,829	6.06	361,882	23,837	6.59	357,291	24,405	6.83
Other non-interest bearing assets	38,931			32,082			32,093
Total assets	$415,678			$393,964			$389,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$33,719	$85	0.25%	$30,731	$151	0.50%	$32,099	$160	0.50%
Savings and insured money market deposits	79,783	425	0.53	82,540	863	1.05	101,411	2,422	2.39
Time deposits	154,124	4,051	2.63	125,460	4,731	3.77	117,539	4,957	4.22
Total interest bearing deposits	267,626	4,561	1.70	238,731	5,745	2.41	251,049	7,539	3.00
Federal funds purchased and other short-term debt	799	3	0.38	7,778	123	1.58	3,363	171	5.08
Long-term debt	30,986	1,283	4.14	32,156	1,360	4.23	17,630	905	5.13
Total interest bearing liabilities	299,411	5,847	1.95	278,665	7,228	2.59	272,042	8,615	3.17
Demand deposits	59,631			62,253			64,892
Other non-interest bearing liabilities	12,881			9,117			10,201
Total liabilities	371,923			350,035			347,135
Stockholders’ equity	43,755			43,929			42,249
Total liabilities and stockholders’ equity	$415,678			$393,964			$389,384
Net interest income – tax effected		16,982			16,609			15,790
Less: Tax gross up on exempt securities		(1,002)			(884)			(926)
Net interest income per statement of income		$15,980			$15,725			$14,864
Net interest spread			4.11%			4.00%			3.66%
Net interest margin (4)			4.51%			4.59%			4.42%
[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]

For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2009 as compared to 2008, and 2008 as compared to 2007.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	2009 compared to 2008			2008 compared to 2007
	increase (decrease)			increase (decrease)
	due to change in			due to change in
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Investment securities and securities available for sale (1)	$116	$(360)	$(244)	$(197)	$15	$(182)
Short-term investments	55	(73)	(18)	(61)	(28)	(89)
Loans	752	(1,498)	(746)	703	(1,000)	(297)
Total interest income	923	(1,931)	(1,008)	445	(1,013)	(568)
Interest Expense
NOW and Super NOW deposits	15	(81)	(66)	(7)	(2)	(9)
Savings and insured money market deposits	(29)	(409)	(438)	(451)	(1,108)	(1,559)
Time deposits	1,081	(1,761)	(680)	334	(560)	(226)
Federal funds purchased and other short-term debt	(110)	(10)	(120)	224	(272)	(48)
Long-term debt	(49)	(28)	(77)	746	(291)	455
Total interest expense	908	(2,289)	(1,381)	846	(2,233)	(1,387)
Net interest income	$15	$358	$373	$(401)	$1,220	$819
1Fully taxable-equivalent basis.

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

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2010 and ending December 31, 2010 under instantaneous rate shock scenarios.

INTEREST RATE SENSITIVITY TABLE
(Dollars in thousands)

					Projected
					change in net
				Projected	interest income
		Projected	Projected dollar	percentage	as a percent
Interest Rate		annualized net	change in net	change in net	of total stock-
Shock (1)	Prime rate	interest income	interest income	interest income	holders’ equity
3.00%	6.25%	$16,329	$(1,106)	-6.3%	-11.3%
2.00%	5.25%	$16,807	$(628)	-3.6%	-6.0%
1.00%	4.25%	$17,262	$(173)	-1.0%	-1.4%
No change	3.25%	$17,435	—	—	—
-1.00%	2.25%	$17,927	$492	2.8%	-9.1%
-2.00%	1.25%	$18,028	$593	3.4%	-18.1%
-3.00%	0.25%	$17,928	$493	2.8%	-25.9%
[1]

Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $1,106,000 or -6.3% in a +3.00% instantaneous interest rate shock and increase by $493,000 or 2.8% in a -3.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +3.00% or -3.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is impacted by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust them and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrows from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan and deposit products that change as interest rates change. Approximately 30% of the Bank’s assets at December 31, 2009 were invested in adjustable rate loans and 0% in floating rate investment securities.

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2009. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

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

/s/ John A. Russell
John A. Russell
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Jeffersonville Bancorp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
ParenteBeard LLC
Harrisburg, Pennsylvania
March 23, 2010

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

As of December 31,	2009	2008

ASSETS
Cash and cash equivalents	$8,336	$8,953
Federal funds sold	5,000	—
Total cash and cash equivalents	13,336	8,953
Securities available for sale, at fair value	91,320	85,805
Securities held to maturity, estimated fair value of $8,578 at December 31, 2009 and $5,798 at December 31, 2008	8,218	5,765
Loans, net of allowance for loan losses of $3,988 at December 31, 2009 and $3,170 at December 31, 2008	275,419	264,393
Accrued interest receivable	1,954	1,858
Premises and equipment, net	5,020	4,312
Restricted investments	2,341	3,435
Bank-owned life insurance	14,621	14,127
Foreclosed real estate	1,397	1,278
Other assets	9,058	8,641
Total Assets	$422,684	$398,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$64,266	$58,648
NOW and super NOW accounts	33,503	28,137
Savings and insured money market deposits	79,905	73,814
Time deposits	174,531	136,125
Total Deposits	352,205	296,724

Short-term debt	212	10,524
Federal Home Loan Bank borrowings	15,000	35,000
Other liabilities	10,604	13,657
Total Liabilities	378,021	355,905

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,465 shares	(4,967)	(4,967)
Retained earnings	42,231	41,349
Accumulated other comprehensive loss	(1,468)	(2,587)
Total Stockholders’ Equity	44,663	42,662
Total Liabilities and Stockholders’ Equity	$422,684	$398,567

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the Year Ended December 31,	2009	2008	2007

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$17,592	$18,338	$18,635
Securities:
Taxable	2,261	2,844	2,928
Tax-exempt	1,963	1,742	1,798
Federal funds sold and other	11	29	118
Total Interest and Dividend Income	21,827	22,953	23,479

INTEREST EXPENSE
Deposits	4,561	5,745	7,539
Federal Home Loan Bank borrowings	1,283	1,360	905
Other	3	123	171
Total Interest Expense	5,847	7,228	8,615

Net interest income	15,980	15,725	14,864
Provision (credit) for loan losses	1,300	265	(370)
Net Interest Income After Provision (Credit) for Loan Losses	14,680	15,460	15,234

NON-INTEREST INCOME
Service charges	1,677	1,774	1,858
Fee income	869	908	896
Earnings on bank-owned life insurance	494	529	482
Net gain (loss) on sale of securities	544	64	(19)
Impairment charge on securities	—	(5,162)	(30)
Foreclosed real estate income (loss), net	(119)	(18)	5
Life insurance benefit	—	1,522	—
Other non-interest income	163	213	278
Total Non-Interest Income (Loss)	3,628	(170)	3,470

NON-INTEREST EXPENSES
Salaries and employee benefits	8,611	7,801	7,723
Occupancy and equipment expenses	2,034	2,119	2,084
Other non-interest expenses	3,896	3,529	3,353
Total Non-Interest Expenses	14,541	13,449	13,160

Income before income tax expense	3,767	1,841	5,544
Income tax expense (benefit)	683	(861)	1,269
Net Income	$3,084	$2,702	$4,275

Basic earnings per common share	$0.73	$0.64	$1.00

Average common shares outstanding	4,234	4,234	4,266

Cash dividends declared per share	$0.52	$0.52	$0.50

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share data)

					Accumulated		Common
					other		shares
					compre-	Total	issued
For the years ended	Common	Paid-in	Treasury	Retained	hensive	stockholders’	and
December 31, 2009, 2008 and 2007	stock	capital	stock	earnings	loss	equity	outstanding

Balance at December 31, 2006	$2,384	$6,483	$(3,722)	$38,963	$(2,833)	$41,275	4,305
Net income	—	—	—	4,275	—	4,275
Other comprehensive income	—	—	—	—	1,787	1,787
Comprehensive income	—	—	—	—	—	6,062
Purchase of treasury stock	—	—	(1,245)	—	—	(1,245)	(71)
Cash dividends ($0.50 per share)	—	—	—	(2,134)	—	(2,134)
Balance at December 31, 2007	2,384	6,483	(4,967)	41,104	(1,046)	43,958	4,234
Net income	—	—	—	2,702	—	2,702
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)
Comprehensive income	—	—	—	—	—	1,161
Adjustment to initially apply ASC 715-60 on Split Dollar Life Insurance		—	—	—	(255)	—	(255)
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2008	2,384	6,483	(4,967)	41,349	(2,587)	42,662	4,234
Net income	—	—	—	3,084	—	3,084
Other comprehensive income	—	—	—	—	1,119	1,119
Comprehensive income	—	—	—	—	—	4,203
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2009	$2,384	$6,483	$(4,967)	$42,231	$(1,468)	$44,663	4,234

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the Year Ended December 31,	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$3,084	$2,702	$4,275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	1,300	265	(370)
Depreciation and amortization	627	655	628
Net gain on sale of fixed assets	8	—	—
Write down of foreclosed real estate	74	11	—
Proceeds on sale of foreclosed real estate	(18)	—	—
Earnings on bank-owned life insurance	(494)	(529)	(482)
Life insurance benefit	—	(1,522)	—
Net security (gains) losses	(544)	(64)	19
Impairment charge on securities	—	5,162	30
Deferred income tax (benefit)	1,417	(2,053)	(76)
(Increase) decrease in accrued interest receivable	(96)	261	322
(Increase) decrease in other assets	(2,578)	(257)	664
Increase (decrease) in other liabilities	(2,042)	1,529	(63)
Net Cash Provided by Operating Activities	738	6,160	4,947
INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	39,071	18,859	10,009
Securities held to maturity	2,730	6,475	5,962
Proceeds from sales of securities available for sale	17,724	4,145	18,780
Purchases:
Securities available for sale	(60,913)	(21,259)	(19,392)
Securities held to maturity	(5,184)	(5,920)	(2,837)
Disbursement for loan originations, net of principal collections	(12,665)	(16,279)	(2,019)
Proceeds from cash surrender value of bank owned life insurance	—	2,055	—
Purchase of restricted stock	(1,023)	(3,821)	(2,720)
Sale of restricted stock	2,117	3,384	2,018
Net purchases of premises and equipment	(1,343)	(569)	(1,986)
Proceeds from sales of foreclosed real estate	164	—	—
Net Cash Provided by (Used in) Investing Activities	(19,322)	(12,930)	7,815
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	55,481	(2,518)	(25,831)
Proceeds from Federal Home Loan Bank borrowings	—	15,000	15,000
Repayments of Federal Home Loan Bank borrowings	(20,000)	(10,000)	(5,000)
Net increase in short-term borrowings	(10,312)	5,015	4,606
Purchases of treasury stock	—	—	(1,245)
Cash dividends paid	(2,202)	(2,202)	(2,134)
Net Cash Provided by (Used in) Financing Activities	22,967	5,295	(14,604)
Net Increase (Decrease) in Cash and Cash Equivalents	4,383	(1,475)	(1,842)
Cash and Cash Equivalents at Beginning of Year	8,953	10,428	12,270
Cash and Cash Equivalents at End of Year	$13,336	$8,953	$10,428
SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$6,022	$7,223	$8,671
Income taxes	221	875	1,465
Transfer of loans to foreclosed real estate	339	1,254	—

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007

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

The Parent Company is a bank holding company whose principal activity is the ownership of all outstanding shares of the Bank’s stock. The Bank is a commercial bank providing community banking services to individuals, small businesses and local municipal governments primarily in Sullivan County, New York. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

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

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

Investment Securities
Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income (loss). Restricted investments, which are nonmarketable equity securities are carried at cost. At December 31, 2009 and 2008, the Company had no trading securities.

Gains and losses on sales of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortization of premium and accretion of discount on debt securities is calculated using the level-yield interest method over the period to the earlier of the call date or maturity date.

A security is impaired when there is a difference between its amortized cost basis and its fair value at the balance sheet date. Impaired securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether the impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, management utilizes criteria such as the reasons underlying the impairment, and the magnitude and duration of the impairment. Effective June 30, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairment of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaces the “intent and ability” requirement of the previous guidance, by specifying that (a) if a bank does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impairment unless there is a credit loss.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the security. In addition, the total impairment for debt securities is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income. Impairment charges of $5,162,000 and $30,000 were recognized during the years ended December 31, 2008 and 2007, respectively, on equity securities. The $5,162,000 impairment charge in 2008 was related to Freddie Mac preferred stock. No impairment charge was recognized during the year ended December 31, 2009. For further discussion see Note 3.

Loans
Loans are stated at unpaid principal balances, less unearned discounts, deferred loan fees and costs and the allowance for loan losses. Unearned discounts on certain installment loans and deferred loan fees and costs are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest or principal is in doubt, the loan is classified as nonaccrual. Except for residential mortgages that are well secured (loan to value 60% or less) and in the process of collection, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until received in cash or until such time as the borrower demonstrates the ability to make scheduled payments of interest and principal.

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged off are credited to the allowance when realized.

A loan is considered to be impaired when, based on current information and events, it is probable that the creditor will be unable to collect all principal and interest contractually due. Impaired loan disclosures and classification apply to loans that are individually evaluated for collectability in accordance with the Company’s ongoing loan review procedures, principally commercial mortgage loans and commercial loans. Smaller balance, homogeneous loans, which are collectively evaluated, such as consumer and smaller balance residential mortgage loans, are specifically excluded from the classification of impaired loans. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. If the approach used results in a measurement that is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using straight-line or accelerated methods. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms.

Restricted Investments
Included in restricted investments are equity securities carried at cost which are nonmarketable. As a member institution of the Federal Home Loan Bank of New York (FHLB), Federal Reserve Bank and other institutions, the Bank is required to hold a certain amount of equity stocks.

Foreclosed Real Estate
Foreclosed real estate consists of properties acquired through foreclosure and is stated on an individual-asset basis at the lower of (i) fair value less estimated costs to sell or (ii) cost which represents the fair value at initial foreclosure. When a property is acquired, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. If necessary, subsequent write downs to reflect further declines in fair value are included in non-interest expenses. Fair value estimates are based on independent appraisals and other available information. While management estimates losses on foreclosed real estate using the best available information, such as independent appraisals, future write downs may be necessary based on changes in real estate market conditions, particularly in Sullivan County, and the results of regulatory examinations. Operating costs associated with the properties are charged to expense as incurred and rental income is recognized in foreclosed real estate income in the period collected.

Bank-Owned Life Insurance
The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies’ cash surrender value. Increases in the cash surrender value of bank-owned life insurance, net of premiums paid, are included in non-interest income. Liabilities and related compensation costs for employees that are not limited to the employee’s active service period are recognized according to ASC Topic 715 Compensation-Retirement Benefits (ASC 715).

Effective January 1, 2008, the Company adopted new accounting guidance for deferred compensation and postretirement aspects of endorsement and split dollar life insurance arrangements. This new guidance applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies and requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The impact of its adoption resulted in a $255,000 cumulative effect adjustment to opening retained earnings in 2008. The adoption will have a minimal impact on current and future earnings, with a $46,000 and $10,000 effect on earnings for the years ended December 31, 2009 and 2008, respectively

Advertising Costs
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

Earnings Per Common Share
The Company has a simple capital structure. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the following pronouncements prior to the issuance and adoption of certain Accounting Standards Updates (ASUs). For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing Topic 860 - Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166 Accounting for Transfers of Financial Assets-an amendment of FAS Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently reviewing the effect adopting this Update will have on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in the Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity of (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently reviewing the effect adopting this Update will have on its consolidated financial position, results of operations and cash flows.

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

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (ASC Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was adopted by the Company on October 1, 2009, and it had no impact on the consolidated financial position or operations of the Company.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820-10): Improving Disclosures about Fair Value Measurements”. This update provides amendments that clarify existing disclosures on levels of disaggregation, inputs and valuation techniques to improve transparency in financial reporting. ASU 2010-06 also requires new disclosures on transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements, and conforming all the guidance on employers’ disclosures about postretirement benefit plan assets. This amendment is effective for interim and annual reporting periods beginning after December 31, 2009 except for the disclosures about purchases, sales, issuance and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The Company is currently reviewing the effect adopting this ASU will have on its consolidated financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)	Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $468,000 at December 31, 2009 and $285,000 at December 31, 2008.

(3)	Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at December 31 are as follows (in thousands):

		Gross
December 31, 2009	Amortized	unrealized		Estimated
Available for Sale Securities	cost	gains	Losses	fair value
Debt Securities:
Government sponsored enterprises (GSE)	$9,478	$64	$(71)	$9,471
Obligations of states and political subdivisions	48,729	1,516	(65)	50,180
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	28,868	725	(83)	29,510
Corporate debt	1,404	46	—	1,450
Certificates of deposit	98	—	—	98
	88,577	2,351	(219)	90,709
Equity securities	549	67	(5)	611
	$89,126	$2,418	$(224)	$91,320

		Gross
December 31, 2008	Amortized	unrealized		Estimated
Available for Sale Securities	cost	gains	losses	fair value
Debt Securities:
Government sponsored enterprises (GSE)	$29,000	$158	$(30)	$29,128
Obligations of states and political subdivisions	36,850	921	(49)	37,722
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	17,819	303	(63)	18,059
	83,669	1,382	(142)	84,909
Equity securities	794	180	(78)	896
	$84,463	$1,562	$(220)	$85,805

Securities included in government sponsored enterprises are securities of the FHLB, Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities.  Obligations of states and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top three investment grades (S&P “A” or better).

In 2008 and 2007, impairment charges of $5,162,000 and $30,000 were recorded in income. There was no impairment charge in 2009. The 2008 impairment charge was largely the result of an impairment charge on Freddie Mac preferred stock. Proceeds from sales of securities available for sale during 2009, 2008 and 2007 were $17,724,000, $4,145,000 and $18,780,000 respectfully.

Gross gains and gross losses realized on sales and calls of securities were as follows for the years ended December 31 (in thousands):

Net Security Gains (Losses)	2009	2008	2007
Gross realized gains	$545	$102	$21
Gross realized losses	(1)	(38)	(40)
Impairment charge	—	(5,162)	(30)
	$544	$(5,098)	$(49)

The amortized cost and estimated fair value of debt securities available for sale at December 31, 2009, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Debt Securities	cost	fair value
Within one year	$12,658	$12,643
One to five years	34,411	35,788
Five to ten years	12,340	12,473
Over ten years	300	295
	59,709	61,199
Mortgage-backed securities	28,868	29,510
	$88,577	$90,709

Securities available for sale with an estimated fair value of $60,207,000, and $44,346,000 at December 31, 2009 and 2008 respectively, were pledged to secure public funds on deposit and for other purposes.

The amortized cost and estimated fair value of securities held to maturity are as follows (in thousands):

Held to Maturity Securities		Gross
Obligations of State	Amortized	unrealized		Estimated
and Political Subdivisions	cost	Gains	Losses	fair value
December 31, 2009	$8,218	$360	$—	$8,578

December 31, 2008	$5,765	$68	$(35)	$5,798

Held to Maturity obligations of state and political subdivisions are general obligation bonds of municipalities local to the Company and are typically not rated by the NRSRO’s. In accordance with federal regulations, the Company performs an analysis of the finances of the municipalities to determine that the bonds are the credit equivalent of investment grade bonds. There were no sales of securities held to maturity in 2009 or 2008 or 2007.

The amortized cost and estimated fair value of these held to maturity securities at December 31, 2009, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because certain issuers have the right to call or prepay their obligations.

	Amortized	Estimated
Held to Maturity Securities	cost	fair value
Within one year	$4,703	$4,741
One to five years	2,092	2,240
Five to ten years	604	646
Over ten years	819	951
	$8,218	$8,578

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 were as follows (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Government sponsored enterprises	$7,405	$71	$—	$—	$7,405	$71
Obligations of states and political subdivisions	6,338	62	129	3	6,467	65
Mortgage-backed securities and collateralized mortgage obligations	3,177	83	—	—	3,177	83
	16,920	216	129	3	17,049	219
Equity securities	—	—	105	5	105	5
	$16,920	$216	$234	$8	$17,154	$224
Held to maturity:
Obligations of states and political subdivisions	$56	$—	$—	$—	$56	$—

	Less than 12 months		12 months or more		Total
December 31, 2008	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Government sponsored enterprises	$1,470	$30	$—	$—	$1,470	$30
Obligations of states and political subdivisions	4,088	40	308	9	4,396	49
Mortgage-backed securities and collateralized mortgage obligations	3,168	42	1,196	21	4,364	63
	8,726	112	1,504	30	10,230	142
Equity securities	253	78	—	—	253	78
	$8,979	$190	$1,504	$30	$10,483	$220
Held to maturity:
Obligations of states and political subdivisions	$1,115	$35	$—	$—	$1,115	$35

The contractual terms of the government sponsored enterprise securities and the obligations of states and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as FHLMC, FNMA, and the Government National Mortgage Association (GNMA or “Ginnie Mae”).

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as OTTI are written down to their current fair value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment will also be recorded if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

As of December 31, 2009, a total of $17,154,000 in available for sale securities had a $224,000 total unrealized loss which is included in accumulated other comprehensive loss on the consolidated balance sheet, net of tax. Two of these available for sale securities, totaling $234,000 with $8,000 of unrealized loss, were in a continual loss position for 12 months or more. One security was an obligation of a state or political subdivision and one was an equity security. Management believes that none of the unrealized losses on non-equity securities at December 31, 2009 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is, more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. No impairment charge was recorded on these securities for the period ended December 31, 2009.

As of December 31, 2009, 34 available for sale totaling $16,920,000 had $216,000 in unrealized losses and were in a loss position for less than 12 consecutive months. Seven of these available for sale securities, totaling $7,405,000 with $71,000 of unrealized losses, were government sponsored enterprises securities, three totaling $3,177,000 with $82,000 in unrealized losses were mortgage-backed securities and collateralized mortgages, and 23 totaling $6,338,000 with $62,000 in unrealized losses were obligations of states and political subdivisions. Held to maturity securities in a continual loss position for less than 12 months totaled $56,000 with an unrealized loss less than $1,000 and consisted of one obligation of a state or political subdivision. Management believes that none of the unrealized losses on these securities at December 31, 2009 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. No impairment charge was recorded on these securities for the period ended December 31, 2009.

As of December 31, 2008, a total of $10,483,000 in available for sale securities had a $220,000 total unrealized loss which is included in accumulated other comprehensive loss on the balance sheet. There were 24 securities in a continual loss position for less than 12 months and five that were in a continual loss position for 12 months or more. Of the 24 securities in a continual loss position for less than 12 months, one was from a government sponsored enterprise, three were mortgage-backed securities, seventeen were obligations of states and political subdivisions and three were equity securities. Of the five securities in a continual loss position for 12 months or more, two were obligations of states and political subdivisions, two were mortgage-backed securities and one was an equity security. None of the individual unrealized losses were significant.

As of December 31, 2007, an impairment charge of $30,000 was recorded on an equity security. The impairment charge of $5,162,000 recorded in 2008 was primarily due to an investment in FHLMC preferred stock. A portion of the FHLMC preferred stock was sold in 2008, and the remaining shares were sold in 2009. Of the remaining $131,000 impairment charge at December 31, 2009, $30,000 was recorded in 2007, and the balance was recorded in 2008 on one equity security, which has fully recovered as of December 31, 2009. Management believes the impairment on this security as well as the impairment on the one equity security in a continual loss position for 12 months or more, as of December 31, 2009, do not represent underlying credit quality impairment but instead are due to market fluctuation.

(4)	Restricted Investments

As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of December 31, 2009 and 2008, our FHLB stock totaled $1,149,000 and $2,435,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

FHLB stock is held as a long-term investment, and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as:
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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2009 or 2008. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

(5)	Loans

The major classifications of loans are as follows at December 31 (in thousands):

Loans, Net	2009	2008
Real estate loans:
Residential	$102,963	$102,939
Commercial	98,961	92,699
Home equity	33,034	31,370
Farm land	4,926	3,879
Construction	3,841	2,737
	243,725	233,624
Other loans:
Commercial loans	26,034	25,183
Consumer installment loans	7,769	7,511
Other consumer loans	386	173
Agricultural loans	882	430
	35,071	33,297
Total loans	278,796	266,921
Unamortized deferred loan fees and origination costs	611	642
Allowance for loan losses	(3,988)	(3,170)
Total loans, net	$275,419	$264,393

The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, primarily to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

Nonperforming loans are summarized as follows at December 31 (in thousands):

Nonperforming Loans	2009	2008
Nonaccrual loans	$12,037	$5,434
Loans past due 90 days or more and still accruing interest	1,270	686
	$13,307	$6,120

Nonaccrual loans had the following effect on interest income for the years ended December 31 (in thousands):

Nonaccrual Loan Interest
Income not Recognized	2009	2008
Interest contractually due at original rates	$839	$135
Interest income recognized	(263)	(56)
	$576	$79

Changes in the allowance for loan losses are summarized as follows for the years ended December 31 (in thousands):

Allowance for Loan Losses	2009	2008	2007
Balance at January 1	$3,170	$3,352	$3,516
Provision (credit) for loan losses	1,300	265	(370)
Loans charged-off	(648)	(647)	(318)
Recoveries	166	200	524
Balance at December 31	$3,988	$3,170	$3,352

As of December 31, 2009, there were $11,824,000 in loans which were considered to be impaired. Of that amount, there were $3,590,000 in impaired loans that received a $862,000 specific valuation allowance. As of December 31, 2008, there were $5,191,000 in loans which were considered to be impaired. Of that amount, there were $795,000 in impaired loans that received a $149,000 specific valuation allowance. Average impaired loans for the years ended December 31, 2009, 2008 and 2007 were $7,758,000, $6,095,000 and $2,526,000 respectively. There are no commitments to lend additional funds on the above noted non-performing loans. Despite the increase in the amount of non-performing loans, management has determined that the majority of these loans remain well collateralized. Based on it’s comprehensive analysis of the loan portfolio, and since the Company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

(6)	Premises and Equipment

The major classifications of premises and equipment were as follows at December 31 (in thousands):

Premise and Equipment, Net	2009	2008
Land	$1,057	$837
Buildings and improvements	6,168	5,618
Furniture and fixtures	226	191
Equipment	4,323	4,262
	11,774	10,908
Less accumulated depreciation and amortization	(6,754)	(6,596)
	$5,020	$4,312

Depreciation and amortization expense was $627,000, $655,000, and $628,000 in 2009, 2008, and 2007, respectively.

(7)	Time Deposits

The following is a summary of time deposits at December 31, 2009 by remaining period to contractual maturity (in thousands):

Within one year	$138,590
One to two years	22,037
Two to three years	7,371
Three to four years	2,941
Four to five years	3,592
$174,531

Time deposits of $100,000 or more totaled $80,737,000 and  $43,498,000 at December 31, 2009 and 2008, respectively. Interest expense related to time deposits over $100,000 was $1,471,000, $1,634,000 and $1,590,000 for 2009, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, total time deposits include brokered time deposits obtained from the national market. During 2008, these deposits averaged $3,285,000 but were repaid by year-end and not replaced during 2009. Brokered time deposits in 2007 averaged $8,493,000 and amounted to $5,052,000 or 1.69% of total deposits at December 31, 2007. The rates of interest paid on time deposits obtained from the national market averaged 4.75% during 2008 and 4.73% during 2007.

(8)	Federal Home Loan Bank Borrowings

The following is a summary of Federal Home Loan Bank (FHLB) securities sold under agreements to repurchase, by maturity date at December 31 (dollars in thousands):

	2009		2008
FHLB Maturities	Amount	Rate	Amount	Rate
Maturing in 2009	$—		$20,000	4.41%
Maturing in 2012	5,000	3.79%	5,000	3.79
Maturing in 2013	10,000	4.14	10,000	4.14
	$15,000	4.02%	$35,000	4.24%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2009 and 2008 was $50.4 million and $62.9 million respectively, which satisfied the collateral requirements of the FHLB.

(9)	Short-Term Borrowings

Short-term borrowings at December 31, 2009 and 2008 are primarily comprised of secured overnight FHLB borrowings; there were no short-term borrowings at December 31, 2009. The Bank maintains unsecured lines of credit with Atlantic Central Bankers Bank and First Tennessee Bank.  During 2009, the Bank established the ability to borrow at the Federal Reserve Discount Window. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $40.7 million and $39.1 million as of December 31, 2009 and 2008, respectively. There were $10.1 million in borrowings under the overnight program at December 31, 2008 at a rate of 0.46%. The Bank pledges mortgage loans and FHLB stock as collateral on these borrowings. During 2009, the maximum month-end balance was $1.2 million, the average balance was $0.5 million, and the average interest rate was 0.50%. During 2008, the maximum month-end balance was $22.3 million, the average balance was $7.5 million, and the average interest rate was 1.58%. Short-term borrowings at December 31, 2009 and 2008 also included demand notes of $212,000 and $424,000, respectively.

(10)	Income Taxes

Income taxes for the years ended December 31 consisted of the following (in thousands):

Income Tax Expense (Benefit)	2009	2008	2007
Current tax expense:
Federal	$616	$1,135	$1,302
State	57	57	43
NOL carryback	(1,407)	—	—
Deferred tax (benefit)	1,417	(2,053)	(76)
	$683	$(861)	$1,269

Items creating the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows (in thousands):

Income Tax	2009		2008		2007
Expense (Benefit)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Tax at statutory rate	$1,281	34%	$626	34%	$1,885	34%
State taxes, net of Federal tax benefit	192	5	(211)	(11)	34	1
Tax-exempt interest and dividends	(670)	(18)	(570)	(31)	(611)	(11)
Interest expense allocated to tax-exempt securities	44	1	53	3	78	1
Bank-owned life insurance	(168)	(4)	(697)	(38)	(164)	(3)
Other adjustments	4	(0)	(62)	(4)	47	1
Income tax expense (benefit)	$683	18%	$(861)	(47)%	$1,269	23%

(1) Percentage is of pre-tax income

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below (in thousands):

Deferred Tax Asset, Net	2009	2008
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,395	$1,079
Impairment charge on securities	51	1,822
Retirement benefits	1,907	2,085
Deferred compensation	58	70
NOL and tax credit carryover	353	—
Depreciation	444	543
Other	9	10
Total deferred tax assets	4,217	5,609

Deferred tax liabilities:
Prepaid expenses	(187)	(162)
Total deferred tax liabilities	(187)	(162)
Net Deferred Tax Asset	$4,030	$5,447

In addition to the preceding table, the Company had the following deferred tax assets and liabilities in accumulated other comprehensive income (OCI) at December 31 (in thousands):

Deferred Tax Asset, Net in
Accumulated Other Comprehensive Income	2009	2008
Deferred tax assets:
Pension benefits	$1,573	$1,994
Post retirement benefits	—	39
Other retirement benefits	334	228
Total deferred tax assets	1,907	2,261

Deferred tax liabilities:
Post retirement benefits	(51)	—
Unrealized gain on securities available for sale	(877)	(537)
Total deferred tax liabilities	(928)	(537)
Net Deferred Tax Asset	$979	$1,724

In assessing the ability to realize the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2009 and 2008.

The Company did not have any unrecognized tax benefits at December 31, 2008 and 2009 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months. The Company records interest and penalties on tax positions in the year assessed. Amounts included in expense for the years ended 2007 through 2009 were not material. The Company files income tax returns in the both the US Federal and New York State tax jurisdictions. Generally, the Company is no longer subject to examination by the US Federal and NYS taxing authorities for years before 2006.

(11)	Other Non-Interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31 (in thousands):

Other Non-Interest Expense	2009	2008	2007
Stationery and supplies	$235	$285	$254
Advertising expense	251	247	278
Director expenses	239	239	261
Merchant ATM and interchange fees	436	532	539
Professional services	561	824	721
FDIC assessments	800	179	119
Other expenses	1,374	1,223	1,181
	$3,896	$3,529	$3,353

(12)	Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency (OCC). The OCC regulations require a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the OCC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a company’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a leverage (Tier I) capital ratio of at least 5.0%, a Tier I risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings and other factors.

Management believes that, as of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it is e subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2009 and 2008 for the Bank compared to the required ratios for minimum capital adequacy and for classification as well-capitalized (dollars in thousands):

	Actual		Required Ratios
			Minimum
Regulatory			Capital	Well
Capital	Amount	Ratio	Adequacy	Capitalized
December 31, 2009:
Leverage (Tier I) capital	$43,986	10.5%	4.0%	5.0%
Risk-based capital:
Tier I	43,986	15.4	4.0	6.0
Total	47,566	16.6	8.0	10.0

December 31, 2008:
Leverage (Tier I) capital	$43,081	10.9%	4.0%	5.0%
Risk-based capital:
Tier I	43,081	15.9	4.0	6.0
Total	46,268	17.1	8.0	10.0

Jeffersonville Bancorp is a small bank holding company, and is exempt from regulatory capital requirements administered by the federal banking agencies.

(13)	Stockholders’ Equity

Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2009 totaled $1,763,000.

(14)	Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income and items of “other comprehensive income (loss)” which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefits plan, and the supplemental retirement plans. The Company has reported its comprehensive income (loss) for 2009, 2008, and 2007 in the consolidated statements of changes in stockholders’ equity.

The Company’s other comprehensive income (loss) consisted of the following components for the years ended December 31 (in thousands):

Other Comprehensive Income (Loss), Net of Tax	2009	2008	2007
Securities available for sale:
Net unrealized holding gains (losses) arising during the year	$1,396	$(4,515)	$1,675
Reclassification adjustment for net realized losses (gains) included in income	(544)	(64)	19
Reclassification adjustment for impairment charges included in income	-	5,162	30
Amortization of pension and post retirement liabilities’ gains and losses	1,012	(3,152)	1,255
Other comprehensive income (loss), before tax	1,864	(2,568)	2,977
Income tax benefit (expense) related to other comprehensive income (loss)	(745)	1,028	(1,192)
	$1,119	$(1,541)	$1,787

At December 31, 2009 and 2008, the components of accumulated other comprehensive loss are as follows (in thousands):

Accumulated Other Comprehensive Loss, Net of Tax	2009	2008
Supplemental executive retirement plan	$(834)	$(570)
Postretirement benefits	126	(98)
Defined benefit pension liability	(3,933)	(4,985)
Net unrealized holding gains (losses) on securities available for sale	2,194	1,342
Accumulated other comprehensive loss, before tax	(2,447)	(4,311)
Income tax benefit (expense) related to accumulated other comprehensive loss	979	1,724
	$(1,468)	$(2,587)

(15)	Related Party Transactions

Certain directors and executive officers of the Company, as well as certain affiliates of these directors and officers, have engaged in loan transactions with the Company. Such loans were made in the ordinary course of business at the Company’s normal terms, including interest rates and collateral requirements, and do not represent more than normal risk of collection. Outstanding loans to these related parties are summarized as follows at December 31 (in thousands):

Related Party Transactions	2009	2008
Directors	$2,705	$2,467
Executive officers (non-directors)	416	315
	$3,121	$2,782

During 2009, total advances to these directors and officers were $818,000, and total payments made on these loans were $364,000. A reduction of $115,000 in related party transactions was due to the retirement of an executive officer, the termination of an executive officer, and the appointment of their successors. Directors and officers had unused lines of credit with the Company of $535,000 and $412,000 at December 31, 2009 and 2008, respectively.

(16)	Employee Benefit Plans

Pension and Other Postretirement Benefits
The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s average compensation during the five consecutive years in the last ten years of employment affording the highest such average. The Company’s funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of the Employee Retirement Income Security Act, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The Company also sponsors a postretirement medical, dental and life insurance benefit plan for retirees in the pension plan. Employees attaining age 55 or later, and whose age plus service is greater than or equal to 85 are eligible for medical benefits. The retirees pay a percentage of the medical benefit costs. The plan is unfunded. The Company accounts for the cost of these postretirement benefits in accordance with ASC 715 Compensation - Retirement Benefits. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under ASC 715. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2009 and 2008 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $750,000 to its pension plan and $126,000 to its other postretirement benefit plan in 2010. The Company’s minimum required contribution for 2010 is $644,000. Benefits, which reflect estimated future employee service, are expected to be paid as follows (in thousands):

	Pension	Postretirement
Estimated Future Benefits	benefit	benefit
2010	$578	$180
2011	602	186
2012	629	199
2013	645	219
2014	656	239
Years 2015-2019	3,415	1,241

The following is a summary of changes in the benefit obligations and plan assets for the pension plan and postretirement benefit plans for the years ended December 31, 2008 and 2009 measurement dates, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheets. The expense related to the change in the measurement date totaled $131,000 and was included in net periodic pension cost for the year ended December 31, 2008 (in thousands).

Changes in Benefit Obligations, Plan Assets and Funded Status	Pension benefit		Postretirement benefit
As of the Measurement Date, December 31,	2009	2008	2009	2008
Change in benefit obligation:
Beginning of year	$10,410	$9,136	$3,656	$3,246
Service cost	454	372	162	147
Interest cost	568	557	207	184
Actuarial (gain) loss	(586)	(148)	(254)	133
Loss due to change in discount rate & mortality	—	743	—	—
Benefits paid	(558)	(482)	(96)	(80)
Adjustment for change in measurement date	—	232	—	—
Contributions by plan participants	—	—	31	27
End of year	10,288	10,410	3,706	3,657
Changes in fair value of plan assets:
Beginning of year	5,285	6,811	—	—
Actual return on plan assets	672	(1,546)	—	—
Employer contributions	2,096	502	65	53
Contributions by plan participants	—	—	31	27
Benefits paid	(614)	(482)	(96)	(80)
End of year	7,439	5,285	—	—
Unfunded status at end of year, recognized in
Other liabilities on the balance sheet	$(2,849)	$(5,125)	$(3,706)	$(3,657)
Amounts recognized in accumulated other comprehensive loss consists of:
Unrecognized actuarial (gain) loss	$3,826	$4,853	$(410)	$(678)
Unrecognized prior service cost	107	132	536	580
Net amount recognized	$3,933	$4,985	$126	$98

The accumulated benefit obligation for the pension plan was $9,347,000 and $8,159,000 at December 31, 2009 and 2008, respectively.

The components of the net periodic benefit cost for the years ended December 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit			Postretirement benefit
For the year ended December 31,	2009	2008	2007	2009	2008	2007
Net periodic benefit cost:
Service cost	$454	$372	$418	$162	$147	$143
Interest cost	568	557	521	207	183	156
Expected return on plan assets	(406)	(511)	(431)	—	—	—
Amortization of prior service cost	24	25	25	(45)	(45)	(45)
Recognized net actuarial loss	232	80	172	15	12	2
Net amount recognized	$872	$523	$705	$339	$297	$256

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $193,000 and $25,000, respectively. The estimated prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit credit over the next fiscal year is $45,000.

Assumptions used to determine benefit obligations for the pension plan and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

	Pension		Postretirement
Benefit Obligation	benefits		benefits
Assumptions	2009	2008	2009	2008
Discount rate	5.87%	5.75%	5.75%	5.75%
Rate of compensation increase	3.00	5.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:

	Pension		Postretirement
Net Periodic Benefit	benefits		benefits
Cost Assumptions	2009	2008	2009	2008
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50	7.50	—	—
Rate of compensation increase	5.00	5.00	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan’s targeted allocation of assets.

The assumed health care cost trend rate for retirees which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2009 was 8.0%, declining gradually to 4.0% in 2014 and remaining at that level thereafter. Age adjusted factors were applied to under age 65 retiree medical costs in addition to the trend rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2009 by approximately $687,625 and the net periodic benefit cost for the year by approximately $94,659; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $530,081 and $69,872, respectively.

The Company’s pension plan asset allocation at December 31, by asset category is as follows:

Pension Plan Asset Allocation	2009	2008
Asset category:
Equity securities	47%	46%
Debt securities	27	51
Other	26	3

The following table presents pension plan assets measured at fair value on a recurring basis by their level within the fair value hierarchy as of December 31, 2009, dollars in thousands. Financial assets are classified based on the lowest level of input that is significant to their fair value measurement.

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
Fair Value Hierarchy		Identical	Observable	Unobservable
For Pension Plan Assets	Total	Assets	Inputs	Inputs
Asset category:
Cash and cash equivalents	$1,937	$1,937	$—	$—
Municipal bonds	292	—	292	—
Equity securities:
U.S. companies	1,232	1,232	—	—
International companies	14	14	—	—
Mutual funds:
U.S. companies	377	377	—	—
International companies	536	536	—	—
Common funds:
Equity (a)	1,366	—	1,366	—
Fixed income (b)	1,685	—	1,685	—
	$7,439	$4,096	$3,343	$—

(a)
This class comprises low-cost equity index funds not actively managed that track the S&P 500 Index, the S&P Midcap Index, the Russell 2000 Index and the Morgan Stanley Capital International EAFE Index.

(b)
This class comprises low-cost fixed income index funds not actively managed that track the Barclays Capital Mortgage-Backed Securities Index, the Barclays Capital Intermediate Government Credit Bond Index and the Barclays Capital U.S. Treasury Inflation Protected Securities (TIPS) Index.

During 2009, the Company changed pension providers and established a Funding Agreement with RBS Citizens, NA (Citizens) to act as the Funding Agent of the assets of the Plan. Citizens has been given discretion by the Company to determine the appropriate strategic asset allocation as governed by the Company’s Investment Policy Statement and Guidelines which provides specific targeted asset allocations for each investment category as follows:

Asset Allocation Targets	Allocation Range
Large Cap Domestic Equity	30% - 40%
Mid Cap Domestic Equity	5% - 15%
Small Cap Domestic Equity	0% - 10%
International Equity	5% - 20%
Real Estate	0% - 10%
Core Investment Grade Bonds	15% - 30%
Mortgages	0% - 15%
Money Market	0% - 10%

The actual asset allocations at December 31, 2009 were overweighted toward money market investments due to the change in pension providers and progress toward meeting the allocations in the table above is ongoing.

Directors Survival Insurance
The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $150,000 at December 31, 2009 and $182,000 at December 31, 2008 and are unfunded. The Company recorded an expense of $62,000, $13,000 and $24,000 relating to this plan during the years ended December 31, 2009, 2008 and 2007, respectively.

Profit Incentive Program
The Company maintains a program for full time employees. The benefits accrued under this plan totaled $35,000 at December 31, 2009 and $40,000 at December 31, 2008 and are unfunded. The Company recorded an expense of $419,000, $427,000 and $622,000 relating to this plan during the years ended December 31, 2009, 2008 and 2007, respectively.

Tax-Deferred Savings Plan
The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $173,000, $160,000 and $150,000 in 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan
The Company maintains a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits cutback in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $2,058,000 at December 31, 2009 and $1,585,000 at December 31, 2008 and are unfunded. The Company recorded an expense of $314,000, $152,000 and $191,000 relating to this plan during the years ended December 31, 2009, 2008 and 2007, respectively.

Director Retirement Plan
In 2004, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The benefits accrued under this plan totaled $666,000 and $658,000 at December 31, 2009 and 2008, respectively, and are unfunded. The Company recorded an expense of $59,000, $74,000 and $104,000 relating to this plan during the years ended December 31, 2009, 2008 and 2007, respectively.

(17)	Commitments and Contingent Liabilities

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

Contract amounts of financial instruments that represent agreements to extend credit are as follows at December 31 (in thousands):

Off-Balance Sheet
Financial Instruments	2009	2008
Loan origination commitments and unused lines of credit:
Mortgage loans	$10,655	$14,414
Commercial loans	18,974	18,978
Home equity lines	13,429	12,509
Other revolving credit	1,493	1,456
	44,551	47,357
Standby letters of credit	858	1,241
	$45,409	$48,598

These agreements to extend credit have been granted to customers within the Company’s lending area described in Note 5 and relate primarily to fixed-rate loans.

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $858,000 and $1,241,000 at December 31, 2009 and 2008, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2009 and 2008 was not significant.

(18)	Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows (dollars in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
December 31, 2009:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$9,471	$—	$9,471	$—
Obligations of state and political subdivisions –
New York state (a)	50,180	—	50,180	—
Mortgage backed securities and collateralized
mortgage obligations – GSE residential (a)	29,510	—	29,510	—
Corporate Debt – financial services industry	1,450	—	1,450	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	611	570	41	—
	$91,320	$668	$90,652	$—
Non-recurring:
Foreclosed assets	$1,397	$—	$—	$1,397
Impaired loans	1,428	—	—	1,428
	$2,825	$—	$—	$2,825

December 31, 2008:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$29,128	$—	$29,128	$—
Obligations of state and political subdivisions –
New York state (a)	37,722	—	37,722	—
Mortgage backed securities and collateralized
mortgage obligations – GSE residential (a)	18,059	—	18,059	—
Equity securities – financial services industry	896	564	332	—
	$85,805	$564	$85,241	$—
Non-recurring:
Foreclosed assets	$1,278	$—	$—	$1,278
Impaired loans	646	—	—	646
	$1,924	$—	$—	$1,924

(a) Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

There were no transfers of assets between Level 1 and Level 2 for recurring assets.

Foreclosed assets consist primarily of commercial real estate and are not revalued on a recurring basis. At the time of foreclosure, foreclosed real estate assets are adjusted to fair value less estimated costs to sell upon transfer of the loans, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the non-recurring table above. Occasionally, additional valuation adjustments are made based on updated appraisals and other factors and are recorded as recognized.

ASC Topic 825 Financial Instruments (ASC 825) requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financing instruments do not represent the underlying value of those instruments on the books of the Company.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

Cash and Cash Equivalents
The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities
For a description of securities held in each class, see footnote 3. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying values for securities maturing within 90 days approximate fair values because there is little interest rate or credit risk associated with these instruments.

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. As of December 31, 2009 and December 31, 2008, the fair values of collateral-dependent impaired loans were $1,428,000 and $646,000, net of a valuation allowance of $325,000 and $149,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Accrued Interest Receivable and Payable
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Restricted Investments
The carrying amount of restricted investments approximates fair value and considers the limited marketability of such securities.

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

Federal Home Loan Bank Borrowings
Fair values of FHLB borrowings are estimated using discounted cash flow analysis, based on quoted prices for new FHLB borrowings with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-Balance-Sheet Financial Instruments
Fair values for the Bank’s off-balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2009 and December 31, 2008, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31 (in thousands):

	2009		2008
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$13,336	$13,336	$8,953	$8,953
Securities available for sale	91,320	91,320	85,805	85,805
Securities held to maturity	8,218	8,578	5,765	5,798
Loans, net	275,419	274,618	264,393	263,966
Accrued interest receivable	1,954	1,954	1,858	1,858
Restricted investments	2,341	2,341	3,435	3,435

Financial liabilities:
Demand deposits (non-interest-bearing)	64,266	64,266	58,648	58,648
Interest-bearing deposits	287,939	276,429	238,076	240,039
Accrued interest payable	378	378	553	553
Short-term debt	212	212	10,524	10,524
Federal Home Loan Bank borrowings	15,000	15,951	35,000	36,286

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

(19)	Condensed Parent Company Financial Statements

The following are the condensed, parent company-only financial statements for Jeffersonville Bancorp (in thousands):

Balance Sheets
As of December 31,	2009	2008
Assets
Cash	$33	$108
Securities available for sale	611	649
Investment in subsidiary	42,481	40,433
Premises and equipment, net	1,017	1,065
Other assets	546	448
Total Assets	$44,688	$42,703
Liabilities and Stockholders’ Equity
Liabilities	$25	$41
Stockholders’ equity	44,663	42,662
Total Liabilities and Stockholders’ Equity	$44,688	$42,703

Statements of Income
For the Year Ended December 31,	2009	2008	2007
Dividend income from subsidiary	$2,400	$2,475	$4,175
Dividend income on securities available for sale	47	43	34
Gain on sale of securities	—	63	1
Impairment charge on securities	—	(101)	(30)
Other non-interest income	17	—	2
	2,464	2,480	4,182
Occupancy and equipment expenses	118	116	120
Other non-interest expenses	167	146	162
	285	262	282
Income before income taxes and
undistributed income of subsidiary	2,179	2,218	3,900
Income tax expense	—	—	—
Income before undistributed
income of subsidiary	2,179	2,218	3,900
Equity in undistributed income of subsidiary	905	484	375
Net Income	$3,084	$2,702	$4,275

Statements of Cash Flows
For the Year Ended December 31,	2009	2008	2007
Operating activities:
Net income	$3,084	$2,702	$4,275
Equity in undistributed income of subsidiary	(905)	(484)	(375)
Depreciation and amortization	51	62	62
(Gain) loss on sale of securities	—	(63)	(1)
Impairment charge on securities	—	101	30
Other adjustments, net	(99)	(66)	(229)
Net Cash Provided by Operating Activities	2,131	2,252	3,762
Investing activities:
Proceeds from sale of securities available for sale	130	334	13
Purchase of securities available for sale	(131)	(332)	—
Purchases of premises and equipment	(3)	—	(350)
Net Cash Provided by (Used in) Investing Activities	(4)	2	(337)
Financing activities:
Purchases of treasury stock	—	—	(1,245)
Cash dividends paid	(2,202)	(2,202)	(2,134)
Net Cash Used in Financing Activities	(2,202)	(2,202)	(3,379)
Net Increase (Decrease) in Cash	(75)	52	46
Cash at Beginning of Year	108	56	10
Cash at End of Year	$33	$108	$56

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2009, the Company was notified that the audit practice of Beard Miller Company, LLP (“Beard”), its independent registered public accounting firm, was combined with ParenteRandolph, LLC to form ParenteBeard, LLC (“Parente”). Beard resigned as the Company’s auditor and Parente was engaged as its new independent registered public accounting firm, each effective immediately. The Company filed a Current Report on Form 8-K in connection with the change on October 2, 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2009. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2010 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2009 fiscal year end, in the Election of Directors section, the Management section, the Executive Compensation And Other Information section, and the corporate governance disclosures which sections is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2010 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2010 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2010 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2010 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The consolidated financial statements and schedules of the Company and Bank are included in item 8 of Part II.

(a) 2.	All schedules are omitted since the required information is not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

3.1	Certificate of Incorporation of the Company (Incorporation by Reference to Exhibit 3.1, 3.2, 3.3 and 3.4 to Form 8 Registration Statement, effective June 29, 1991)

3.2	The Amended and Restated Bylaws of the Company (Incorporated by Reference to Exhibit 3.1 to Form 8-K filed on December 31, 2007)

4.1	Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

21.1	Subsidiaries of the Company

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	906 certification of Chief Executive Officer

32.2	906 certification of Chief Financial Officer

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2010	By:	/s/ Wayne V. Zanetti	By:	/s/ John A. Russell
		Wayne V. Zanetti		John A. Russell
		Chief Executive Officer		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth C. Klein	Chairman–Director	March 23, 2010
Kenneth C. Klein

/s/ Raymond Walter	Vice Chairman–Director	March 23, 2010
Raymond Walter

/s/ Wayne V. Zanetti	Chief Executive Officer	March 23, 2010
Wayne V. Zanetti	President–Director

/s/ John K. Gempler	Secretary–Director	March 23, 2010
John K. Gempler

/s/ John W. Galligan	Director	March 23, 2010
John W. Galligan

/s/ Douglas A. Heinle	Director	March 23, 2010
Douglas A. Heinle

/s/ Donald L. Knack	Director	March 23, 2010
Donald L. Knack

/s/ James F. Roche	Director	March 23, 2010
James F. Roche

/s/ Edward T. Sykes	Director	March 23, 2010
Edward T. Sykes