Form 10-Q
period 2010-03-31
JEFFERSONVILLE BANCORP
filed 2010-05-13
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to     _____

Commission file number:  0-19212

JEFFERSONVILLE BANCORP
(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4866 State Rte. 52, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

(845) 482-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
NONE	NONE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common Stock, $0.50 par value per share	4,234,507 shares

INDEX TO FORM 10-Q

			Page

PART 1		Financial Information

	Item 1.	Financial Statements

		Consolidated Interim Financial Statements (Unaudited)
		Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	3

		Consolidated Statements of Income for the three months ended
		March 31, 2010 and 2009	4

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2010 and 2009	5

		Notes to Unaudited Consolidated Interim Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4T.	Controls and Procedures	25

PART 2		Other Information

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3.	Defaults Upon Senior Securities	26

	Item 5.	Other Information	26

	Item 4.	Removed and Reserved	26

	Item 6.	Exhibits	26

		Signatures	27

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
As of	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$21,156	$8,336
Federal funds sold	—	5,000
Total cash and cash equivalents	21,156	13,336
Securities available for sale, at fair value	114,381	91,320
Securities held to maturity, estimated fair value of $5,049 at March 31, 2010 and $8,578 at December 31, 2009	4,678	8,218
Loans, net of allowance for loan losses of $4,125 at March 31, 2010 and $3,988 at December 31, 2009	274,941	275,419
Accrued interest receivable	2,376	1,954
Premises and equipment, net	5,267	5,020
Restricted investments	2,359	2,341
Bank-owned life insurance	14,738	14,621
Foreclosed real estate	1,556	1,397
Other assets	8,864	9,058
Total Assets	$450,316	$422,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$62,008	$64,266
NOW and super NOW accounts	43,530	33,503
Savings and insured money market deposits	92,878	79,905
Time deposits	181,391	174,531
Total Deposits	379,807	352,205

Short-term debt	294	212
Federal Home Loan Bank borrowings	15,000	15,000
Other liabilities	10,230	10,604
Total Liabilities	405,331	378,021

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,279 shares at March 31, 2010 and 533,465 shares at December 31, 2009	(4,965)	(4,967)
Retained earnings	42,472	42,231
Accumulated other comprehensive loss	(1,389)	(1,468)
Total Stockholders’ Equity	44,985	44,663
Total Liabilities and Stockholders’ Equity	$450,316	$422,684

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the three months ended March 31,	2010	2009
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,365	$4,364
Securities:
Taxable	480	580
Tax-exempt	547	427
Federal funds sold and other	1	2
Total Interest and Dividend Income	5,393	5,373

INTEREST EXPENSE
Deposits	995	1,225
Federal Home Loan Bank borrowings	149	366
Other	—	2
Total Interest Expense	1,144	1,593

Net interest income	4,249	3,780
Provision for loan losses	200	150
Net Interest Income After Provision
for Loan Losses	4,049	3,630

NON-INTEREST INCOME
Service charges	384	387
Fee income	202	174
Earnings on bank-owned life insurance	117	129
Net gain on sale of securities	40	166
Foreclosed real estate income, net	26	16
Other non-interest income	17	19
Total Non-Interest Income	786	891

NON-INTEREST EXPENSES
Salaries and employee benefits	2,160	2,172
Occupancy and equipment expenses	529	540
Other non-interest expenses	1,272	943
Total Non-Interest Expenses	3,961	3,655

Income before income tax expense	874	866
Income tax expense	83	112
Net Income	$791	$754

Basic earnings per common share	$0.19	$0.18
Average common shares outstanding	4,234	4,234
Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the three months ended March 31,	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$791	$754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	150
Depreciation and amortization	171	167
Valuation adjustment of foreclosed real estate	(16)	—
Loss on sale of premise and equipment	—	7
Gain on sale of foreclosed real estate	(76)	—
Earnings on bank-owned life insurance	(117)	(129)
Net security gains	(40)	(166)
Deferred income taxes	309	1,544
Increase in accrued interest receivable	(422)	(145)
Increase in other assets	(168)	(1,435)
Decrease in other liabilities	(275)	(899)
Net Cash Provided by (Used in) Operating Activities	357	(152)

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	8,975	9,142
Securities held to maturity	3,652	304
Proceeds from sales of securities available for sale	187	4,056
Purchases:
Securities available for sale	(32,166)	(17,238)
Securities held to maturity	(112)	(735)
Disbursement for loan originations, net of (principal collections)	(8)	1,171
Net redemption of restricted stock	—	455
Net purchases of premises and equipment	(418)	(74)
Proceeds from sales of foreclosed real estate	219	24
Net Cash Used in Investing Activities	(19,671)	(2,895)

FINANCING ACTIVITIES:
Net increase in deposits	27,602	22,918
Net increase (decrease) in short-term borrowings	82	(10,179)
Cash dividends paid	(550)	(550)
Net Cash Provided by Financing Activities	27,134	12,189

Net Increase in Cash and Cash Equivalents	7,820	9,142
Cash and Cash Equivalents at Beginning of Year	13,336	8,953
Cash and Cash Equivalents at End of Year	$21,156	$18,095

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$1,154	$1,645
Income taxes	1	52
Transfer of loans to foreclosed real estate	286	—

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
March 31, 2010
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of March 31, 2010 and December 31, 2009 as well as the results of operations and the cash flows for the three month periods ended March 31, 2010 and 2009. Certain reclassifications have been made in order to conform to the current year’s presentation. All adjustments are normal and recurring. First quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2009 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2010.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended March 31, 2010 and 2009, the weighted average common shares outstanding were 4,234,323 and 4,234,321 respectively. There were no dilutive securities outstanding during either period.

C.           Comprehensive Income

The following tables show comprehensive income for the three month periods ended March 31, 2010 and 2009, dollars shown in thousands.

	March 31,	March 31,
Other Comprehensive Income (Loss), Net of Tax	2010	2009
Net income	$791	$754
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	74	(50)
Reclassification adjustment for net realized losses (gains) included in income	(40)	(166)
Amortization of pension and post retirement liabilities’ gains and losses	98	-
Other comprehensive income (loss), before tax	132	(216)
Income tax benefit (expense) related to other comprehensive income (loss)	(53)	86
Other comprehensive income (loss)	79	(130)
Comprehensive income	$870	$624

At March 31, 2010 and December 31, 2009, the components of accumulated other comprehensive loss are as follows, dollars in thousands:

	March 31,	December 31,
Accumulated Other Comprehensive Loss, Net of Tax	2010	2009
Supplemental executive retirement plan	$(779)	$(834)
Postretirement benefits	115	126
Defined benefit pension liability	(3,879)	(3,933)
Net unrealized holding gains on securities available for sale	2,228	2,194
Accumulated other comprehensive loss, before tax	(2,315)	(2,447)
Income tax benefit related to accumulated other comprehensive loss	926	979
	$(1,389)	$(1,468)

D.           New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing Topic 860 - Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166 Accounting for Transfers of Financial Assets-an amendment of FAS Statement No. 140. The amendments in this Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. This ASU was adopted by the Company on January 1, 2010, and it had no impact on the consolidated financial position, cash flows or operations of the Company.

In October 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends the Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in the Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This Update was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. This ASU was adopted by the Company on January 1, 2010, and it had no impact on the consolidated financial position, cash flows or operations of the Company.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare its consolidated financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820-10): Improving Disclosures about Fair Value Measurements”. This update provides amendments that clarify existing disclosures on levels of disaggregation, inputs and valuation techniques to improve transparency in financial reporting. ASU 2010-06 also requires new disclosures on transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements and conforming all the guidance on employers’ disclosures about postretirement benefit plan assets. This amendment was effective for interim and annual reporting periods beginning after December 31, 2009 except for the disclosures about purchases, sales, issuance and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. This ASU was adopted by the Company on January 1, 2010, and the applicable disclosures are contained herein. The adoption had no impact on the consolidated financial position, cash flows or operations of the Company.

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. As the Company is not a conduit bond obligor for conduit debt securities that are traded in a public market, this section of the ASU is not applicable and it’s subsequent adoption on April 1, 2010 had no impact on the consolidated financial position, cash flows or operations of the Company. This balance of this ASU was adopted by the Company on February 24, 2010, and the applicable disclosures are contained herein. The adoption had no impact on the consolidated financial position, cash flows or operations of the Company

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

E.           Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at March 31, 2010 and December 31, 2009 are as follows (in thousands):

		Gross
March 31, 2010	Amortized	Unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government sponsored enterprises (GSE)	$26,322	$93	$99	$26,316
Obligations of state and political subdivisions	52,373	1,443	97	53,719
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	30,308	896	83	31,121
Corporate debt	2,482	40	15	2,507
Certificates of deposit	98	—	—	98
	111,583	2,472	294	113,761
Equity securities	570	50	—	620
	$112,153	$2,522	$294	$114,381
Held to Maturity Securities
Obligations of state and political subdivisions	$4,678	$371	$—	$5,049

		Gross
December 31, 2009	Amortized	Unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government sponsored enterprises (GSE)	$9,478	$64	$71	$9,471
Obligations of state and political subdivisions	48,729	1,516	65	50,180
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	28,868	725	83	29,510
Corporate debt	1,404	46	—	1,450
Certificates of deposit	98	—	—	98
	88,577	2,351	219	90,709
Equity securities	549	67	5	611
	$89,126	$2,418	$224	$91,320
Held to Maturity Securities
Obligations of state and political subdivisions	$8,218	$360	$—	$8,578

There were no sales of securities held to maturity during the three months ended March 31, 2010 or March 31, 2009.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at March 31, 2010, by remaining period of contractual maturity, are shown in the following table, in thousands. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	Cost	fair value
Within one year	$27,160	$27,223
One to five years	43,293	44,670
Five to ten years	14,691	14,900
Over ten years	809	896
	85,953	87,689
Equity Securities	570	620
Mortgage-backed securities	30,308	31,121
Total Investment Securities	$116,831	$119,430

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and  December 31, 2009 were as follows (in thousands):

	Less than 12 month		12 months or more		Total
March 31, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Government sponsored enterprises	$15,007	$99	$—	$—	$15,007	$99
Obligations of state and political subdivisions	7,575	93	470	4	8,045	97
Mortgage-backed securities and collateralized mortgage obligations	5,211	83	—	—	5,211	83
Corporate debt	1,064	15	—	—	1,064	15
	$28,857	$290	$470	$4	$29,327	$294

	Less than 12 month		12 months or more		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Government sponsored enterprises	$7,405	$71	$—	$—	$7,405	$71
Obligations of state and political subdivisions	6,338	62	129	3	6,467	65
Mortgage-backed securities and collateralized mortgage obligations	3,177	83	—	—	3,177	83
	16,920	216	129	3	17,049	219
Equity securities	—	—	105	5	105	5
	$16,920	$216	$234	$8	$17,154	$224
Held to maturity:
Obligations of state and political subdivisions	$56	$—	$—	$—	$56	$—

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). These securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top three investment grades (S&P “A” or better).

The contractual terms of the government sponsored enterprise securities and the obligations of state and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as FHLMC, FNMA, and GNMA.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as OTTI are written down to their current fair value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment will also be recorded if there is a credit related impairment. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit impairment include the failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, an entity shall use its best estimate of the present value of expected cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.

There was no credit-related impairment charges recorded for the three month periods ended March 31, 2010 or March 31, 2009 as management believes the impairment on securities in a continual loss position for 12 months or more, for both periods, did not represent an underlying credit quality impairment but instead are due to market fluctuation.

As of March 31, 2010, a total of $29,327,000 in available for sale securities had a $294,000 total unrealized loss which is included in accumulated other comprehensive loss on the consolidated balance sheet, net of tax. Two of these available for sale securities, totaling $470,000 with $4,000 of unrealized loss, were in a continual loss position for 12 months or more. These two were obligations of a state or political subdivision. Management believes that none of the unrealized losses on these non-equity securities at March 31, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is, more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. As there was no credit loss, no impairment charge was recorded on these securities for the period ended March 31, 2010.

As of March 31, 2010, 52 available for sale securities totaling $28,857,000 had $290,000 in unrealized losses and were in a loss position for less than 12 consecutive months. Fifteen of these available for sale securities, totaling $15,007,000 with $99,000 of unrealized losses, were government sponsored enterprises securities, 6 totaling $5,211,000 with $83,000 in unrealized losses were mortgage-backed securities and collateralized mortgages, 30 totaling $7,575,000 with $93,000 in unrealized losses were obligations of state and political subdivisions and one was a corporate debt instrument for $1,064,000 with a $15,000 unrealized loss. There were no held to maturity securities in a loss position. Management believes that none of the unrealized losses on these securities at March 31, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. No impairment charge was recorded on these securities for the period ended March 31, 2010.

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

As of December 31, 2009, 34 available for sale securities totaling $16,920,000 had $216,000 in unrealized losses and were in a loss position for less than 12 consecutive months. Seven of these available for sale securities, totaling $7,405,000 with $71,000 of unrealized losses, were government sponsored enterprises securities, three totaling $3,177,000 with $83,000 in unrealized losses were mortgage-backed securities and collateralized mortgages, and 23 totaling $6,338,000 with $62,000 in unrealized losses were obligations of state and political subdivisions. Held to maturity securities in a continual loss position for less than 12 months totaled $56,000 with an unrealized loss less than $1,000 and consisted of one obligation of a state or political subdivision. Management believes that none of the unrealized losses on these securities at December 31, 2009 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. No impairment charge was recorded on these securities for the period ended December 31, 2009.

F.           Restricted Investments

As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of March 31, 2010 and December 31, 2009, our FHLB stock totaled $1,149,000 for both periods, and is included as a part of restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2010 or 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

G.           Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2009 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

The components of the net periodic benefit cost for the three months ended March 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit		Postretirement benefit
For the quarter ended March 31,	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$109	$110	$37	$40
Interest cost	147	146	52	52
Expected return on plan assets	(134)	(95)	—	—
Amortization of prior service cost	6	6	(11)	(11)
Recognized net actuarial loss	48	68	—	4
Net amount recognized	$176	$235	$78	$85

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it expected to contribute $750,000 to its pension plan and $126,000 to its other postretirement benefits plan in 2010. As of March 31, 2010, a contribution of $750,000 was made to the pension plan and $24,000 of contributions had been made to the other postretirement benefits plan. The Company continues to expect that the contributions noted above for the postretirement plan for 2010 will be made and that there will be no additional contributions to the pension plan in 2010.

H.           Guarantees

The Company does not issue any guarantees that would possibly require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $629,000 at March 31, 2010 and $858,000 at December 31, 2009 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2010 was insignificant.

I.           Fair Values of Financial Instruments

The Company follows ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, an asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement. A full discussion of Topic 820 may be found in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2010.

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
March 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$26,316	$—	$26,316	$—
Obligations of state and political subdivisions – New York state(1)	53,719	—	53,719	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	31,121	—	31,121	—
Corporate Debt – financial services industry	2,507	—	2,507	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	620	579	41	—
	$114,381	$677	$113,704	$—
Non-recurring:
Impaired loans	$3,365	$—	$—	$3,365

December 31, 2009:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$9,471	$—	$9,471	$—
Obligations of state and political subdivisions – New York state (1)	50,180	—	50,180	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	29,510	—	29,510	—
Corporate Debt – financial services industry	1,450	—	1,450	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	611	570	41	—
	$91,320	$668	$90,652	$—
Non-recurring:
Impaired loans	$1,428	$—	$—	$1,428

(1) Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

There were no transfers of assets between Level 1 and Level 2 for recurring assets.

Foreclosed real estate consists primarily of commercial real estate and is not revalued on a recurring basis. At the time of foreclosure, foreclosed real estate assets are adjusted to fair value less estimated costs to sell upon transfer of the loans, establishing a new cost basis. At that time, they are reported in the Company’s fair value disclosures in the non-recurring table above. Occasionally, additional valuation adjustments are made based on updated appraisals and other factors and are recorded as recognized.

ASC Topic 825 Financial Instruments (ASC 825) requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at March 31, 2010 and December 31, 2009, in thousands:

Cash and Cash Equivalents
The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities
For a description of securities held in each class, see footnote E. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying values for securities maturing within 90 days approximate fair values because there is little interest rate or credit risk associated with these instruments.

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. As of March 31, 2010 and December 31, 2009, the fair values of collateral-dependent impaired loans were $3,365,000 and $3,590,000, net of a valuation allowance of $884,000 and $862,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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
For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. The fair values of these financial instruments approximated the related carrying values which were not significant for both reporting dates.

	March 31, 2010		December 31, 2009
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$21,156	$21,156	$13,336	$13,336
Securities available for sale	114,381	114,381	91,320	91,320
Securities held to maturity	4,678	5,049	8,218	8,578
Loans, net	274,941	274,789	275,419	274,618
Accrued interest receivable	2,376	2,376	1,954	1,954
Restricted investments	2,359	2,359	2,341	2,341

Financial liabilities:
Demand deposits (non-interest-bearing)	62,008	62,008	64,266	64,266
Interest-bearing deposits	317,799	303,431	287,939	276,429
Accrued interest payable	368	368	378	378
Short-term debt	294	294	212	212
Federal Home Loan Bank borrowings	15,000	15,822	15,000	15,951

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

A.           Overview – Financial Condition

During the period from December 31, 2009 to March 31, 2010, total assets increased $27.6 million or 6.5%. The increase was primarily due to a net $19.5 million or 19.6% increase in total available for sale and held to maturity investment securities and a $7.8 million or 58.6% increase in cash and cash equivalents. The net increase in total assets was funded by deposit growth.

Total deposits increased $27.6 million or 7.8% from $352.2 million at December 31, 2009 to $379.8 million at March 31, 2010. Savings and insured money market deposits increased $13.0 million or 16.2%, NOW and super NOW accounts increased $10.0 million or 29.9%, and time deposits increased $6.9 million or 3.9%, all due to seasonal influences, such as tax revenues received by government entities which hold deposits at the Bank, and the Bank’s enhanced sales initiative. In addition, depositors have increasingly brought deposits to the Bank, possibly due to lack of other investment opportunities and uncertainty in the stock market. Non-interest bearing demand deposits decreased during the same period by $2.3 million or 3.5%.

Total stockholders’ equity increased $322,000 or 0.7% from $44.7 million at December 31, 2009 to $45.0 million at March 31, 2010. This increase was the result of net income of $791,000 plus a decrease of $79,000 in accumulated other comprehensive loss and the transfer of $2,000 in treasury stock to common stock, partially offset by the payment of cash dividends of $550,000.

The major classifications of loans are as follows at March 31, 2010 and December 31, 2009, in thousands:

	March 31, 2010		December 31, 2009
Major Classifications of Loans	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$104,078	37.4%	$102,963	36.9%
Commercial	101,050	36.3	98,961	35.5
Home equity	32,252	11.6	33,034	11.8
Farm land	4,787	1.7	4,926	1.8
Construction	4,281	1.5	3,841	1.4
	246,448	88.5	243,725	87.4
Other loans:
Commercial loans	23,255	8.4	26,034	9.4
Consumer installment loans	7,576	2.7	7,769	2.8
Other consumer loans	405	0.1	386	0.1
Agricultural loans	749	0.3	882	0.3
	31,985	11.5	35,071	12.6
Total loans	278,433	100.0%	278,796	100.0%
Unamortized deferred loan fees and origination costs	633		611
Less allowance for loan losses	4,125		3,988
Total loans, net	$274,941		$275,419

B.           Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk inherent in the loan portfolio. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Changes in the allowance for loan losses are summarized as follows for the periods ended March 31, 2010 and 2009 and December 31, 2009 as follows, dollars in thousands:

	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
Allowance for Loan Losses	2010	2009	2009
Balance at beginning of period	$3,988	$3,170	$3,170
Provision for loan losses	200	150	1,300
Loans charged-off	(111)	(108)	(648)
Recoveries	48	56	166
Balance at end of period	$4,125	$3,268	$3,988

Annualized net charge-offs as a percentage of average outstanding loans	0.09%	0.08%	0.18%
Allowance for loan losses to:
Total loans	1.48%	1.23%	1.43%
Total non-performing loans	31.6%	38.5%	30.0%

The allowance for loan losses was $4.1 million at March 31, 2010, $3.3 million at March 31, 2009 and $4.0 million at December 31, 2009. Total nonperforming loans were $13.0 million at March 31, 2010 and $13.3 million at December 31, 2009, a decrease of $260,000. Net loan charge-offs increased to $63,000 for the three months ended March 31, 2010 from $52,000 in the same period of 2009 and gross charge-offs increased to $111,000 in 2010 from $108,000 in 2009. The provision for loan losses was $200,000 for the three months ended March 31, 2010 as compared to $150,000 for the same period in 2009. The allowance’s coverage on nonperforming loans was 31.6% at March 31, 2010, 30.0% at December 31, 2009 and 38.5% at March 31, 2009. An increase in the allowance for loan losses reflects the risks in the loan portfolio. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, the Bank’s minimal loss history and low charge-offs, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

C.           Nonaccrual and Past Due Loans

The Company places a loan on nonaccrual status when collectability of principal or interest in accordance with the provisions of the loan documents is doubtful, or when either principal or interest is 90 days or more past due. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss upon their ultimate resolution. However, as inherent in estimates, the actual loss may vary. Interest income on nonaccrual loans that are well secured is recorded on a cash basis.

Nonperforming loans as of March 31, 2010 and December 31, 2009 are summarized as follows, dollars in thousands:

	March 31, 2010	December 31, 2009
Nonaccrual loans	$11,538	$12,037
Loans past due 90 days or more and still accruing interest	1,509	1,270
Total nonperforming loans	$13,047	$13,307
Non-performing loans as a percentage of total loans	4.7%	4.8%

Commercial nonperforming loans are evaluated individually for impairment. As of March 31, 2010, there were $11,829,000 in loans, compared to $11,824,000 at December 31, 2009, which were considered to be impaired. As of each reporting date, a specific reserve of $884,000 and $862,000, respectively, was established to offset potential losses on these nonperforming loans.

D.           Capital

Under the Office of the Comptroller of the Currency’s (OCC) risk-based capital rules, a Bank is adequately capitalized if its leverage ratio (Tier I capital to average assets) and Tier I risk-based capital ratio are 4%, and its total risk-based capital is 8%. To be considered well capitalized, these ratios are 5%, 6% and 10% respectively. At March 31, 2010, the Bank’s leverage ratio was 10.3%, Tier I risk-based capital was 15.4% and total risk-based capital was 16.7%. These risk-based capital ratios are well above the minimum regulatory requirements for the Bank to be considered well capitalized.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of March 31, 2010 and December 31, 2009, dollars in thousands.

Tier Capital	March 31, 2010	December 31, 2009
Tier I Capital
Banks’ equity, excluding the after-tax net other comprehensive loss	$44,202	$43,986
Tier II Capital
Allowance for loan losses (1)	$3,594	$3,580
Total risk-based capital	$47,796	$47,566
Risk-weighted assets (2)	$286,997	$285,946
Average assets	$429,310	$418,393
Ratios
Tier I risk-based capital (minimum 4.0%)	15.4%	15.4%
Total risk-based capital (minimum 8.0%)	16.7%	16.6%
Leverage (minimum 4.0%)	10.3%	10.5%

1 For OCC risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit and is limited to 1.25% of risk-weighted assets
2 Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

Jeffersonville Bancorp is a small bank holding company with pro forma consolidated assets of less than $500 million, and is exempt from regulatory capital requirements administered by the Federal Reserve System.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for quarters ended March 31, 2010 and 2009. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Quarters Ended March 31,			2010			2009
		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$50,668	$480	3.80%	$48,378	$580	4.80%
Tax-exempt securities (2)	58,573	827	5.65	42,218	645	6.11
Total securities	109,241	1,307	4.79	90,596	1,225	5.41
Short-term investments	192	1	1.00	2,955	2	0.27
Loans
Real estate mortgages	200,551	3,212	6.41	193,399	3,204	6.63
Home equity loans	32,380	467	5.77	30,864	469	6.08
Time and demand loans	27,406	257	3.75	25,200	264	4.19
Installment and other loans	18,716	429	9.17	18,066	427	9.45
Total loans (3)	279,053	4,365	6.26	267,529	4,364	6.52
Total interest earning assets	388,486	5,673	5.84	361,080	5,591	6.19
Other non-interest bearing assets	45,011			39,522
Total assets	$433,497			$400,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$40,654	$25	0.25%	$35,813	$22	0.25%
Savings and insured money market deposits	84,126	118	0.56	72,926	94	0.52
Time deposits	175,819	852	1.94	142,599	1,109	3.11
Total interest bearing deposits	300,599	995	1.32	251,338	1,225	1.95
Federal funds purchased and other short-term debt	340	—	0.06	1,695	2	0.47
Long-term debt	15,000	149	3.97	35,000	366	4.19
Total interest bearing liabilities	315,939	1,144	1.45	288,033	1,593	2.21
Demand deposits	62,430			57,143
Other non-interest bearing liabilities	9,738			12,455
Total liabilities	388,107			357,631
Stockholders’ equity	45,390			42,971
Total liabilities and stockholders’ equity	$433,497			$400,602
Net interest income – tax effected		4,529			3,998
Less tax gross up on exempt securities		280			218
Net interest income per statement of income		$4,249			$3,780
Net interest spread			4.39%			3.98%
Net interest margin (4)			4.66%			4.43%

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
4             Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the quarter ended March 31, 2010 as compared to 2009. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	March 31, 2010 compared to 2009
	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Investment securities and securities available for sale (1)	$252	$(170)	$82
Short-term investments	(2)	1	(1)
Loans	188	(187)	(1)
Total interest income	438	(356)	82

Interest Expense
NOW and Super NOW deposits	3	—	3
Savings and insured money market deposits	14	10	24
Time deposits	258	(515)	(257)
Federal funds purchased and other short-term debt	(2)	—	(2)
Long-term debt	(209)	(8)	(217)
Total interest expense	64	(513)	(449)
Net interest income	$374	$157	$531

1           Fully taxable-equivalent basis.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of March 31, 2010, the Bank is permitted to pay a dividend without prior OCC approval.

For the three months ended March 31, 2010, cash generated from operating activities amounted to $357,000, and cash generated from financing activities was $27.1 million. These amounts were partially offset by cash used for investing activities in the amount of $19.7 million, resulting in a net increase in cash and cash equivalents of $7.8 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for March 31, 2010 and December 31, 2009 and Federal Home Loan Bank (FHLB) borrowings, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	March 31, 2010	December 31, 2009	March 31, 2010
Due three months or less	$40,340	$28,751	$—
Over three months through six months	12,963	24,809	—
Over six months through twelve months	20,415	15,622	—
Over twelve months	13,160	11,555	15,000
Total	$86,878	$80,737	$15,000

E.           Results of Operations

Net income for the first three months of 2010 increased $37,000 or 4.9% to $791,000 from $754,000 for the same period in 2009. Net interest income after provision for loan losses increased $419,000 to $4,049,000. This increase is primarily due to a $449,000 decrease in interest expense to $1,144,000 for the quarter ended March 31, 2010 partially offset by a $50,000 increase in the provision for loan losses to $200,000 for the quarter ended March 31, 2010. Non-interest income decreased $105,000 and non-interest expenses increased $306,000, to partially offset the increase in net interest income after provision for loan losses. The provision for income taxes decreased $29,000 to $83,000 for the quarter ended March 31, 2010. The Company’s annualized return on average assets was 0.7% for the three months ended March 31, 2010, down from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 7.0% for both the three months ended March 31, 2010 and 2009.

Total net interest income before provision for loan losses increased $469,000 or 12.4% to $4,249,000 for the quarter ended March 31, 2010 up from $3,780,000 from the same period in 2009, of which, $449,000 or 28.2% was the result of a decrease in interest expense from $1,593,000 for the three months ended March 31, 2009 to $1,144,000 for the same period in 2010. This decrease of $449,000 was attributable to a $230,000 or 18.8% decrease in interest expense on deposits and a $217,000 or 59.3% decrease in interest on fixed rate Federal Home Loan Bank (FHLB) borrowings. The decrease in interest expense is primarily due to lower interest rates paid on time deposits and the maturity of $20.0 million in fixed rate FHLB borrowings. Interest income on investment securities increased $20,000 or 0.4% to $1,027,000 for the quarter ended March 31, 2010. The increase in interest on investment securities reflects an increase in security holdings partially offset by called securities being replaced by lower yielding investments.

The provision for loan losses was $200,000 for the three months ended March 31, 2010, an increase from $50,000 for the three months ended March 31, 2009. The increase in 2010 was primarily due to the increased risks in the loan portfolio.

Non-interest income decreased to $786,000 for the first three months of 2010 compared to $891,000 for the same period in 2009, a change of $105,000 or 11.8%. This decrease was primarily the result of a $126,000 decrease in net security gains to $40,000 for the quarter ended March 31, 2010, down from $166,000 from the first quarter of 2009. Partially offsetting this decrease was an increase of $28,000 or 16.1% in fee income due to the higher volume of transactions. Non-interest expense increased $306,000 or 8.4% primarily due to a $329,000 increase in other non-interest expenses. The increase of $329,000 was primarily due to $218,000 in pre-foreclosure expense required to secure the Banks interest in a mortgaged property, $69,000 in higher FDIC insurance expense from $81,000 for the first quarter 2009 to $150,000 for the same period in 2010, and a $55,000 increase in consulting fees for business continuity planning.

Income tax expense was $83,000 for the three month period ended March 31, 2010 compared to $112,000 for the corresponding period in 2009, a decrease of $29,000 or 25.9%. The Company’s effective tax rates were 9.5% and 12.9% for the three month periods ended March 31, 2010 and 2009, respectively. The reduction in effective tax rates was due to tax exempt interest being a higher percentage of income before income tax expense in 2010 as compared to 2009.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended March 31, 2010 and 2009.

Tax equivalent net interest spread increased 41 basis points to 4.39% at March 31, 2010 from 3.98% at March 31, 2009.  Net interest margin increased 23 basis points, to 4.66% in the first quarter of 2010 from 4.43% in the same quarter of 2009. Tax equivalent net interest income increased $531,000 or 13.3% to $4.5 million for the first three months of 2010 compared to the same period in 2009. The total average balance for interest earning assets was $388.5 million for the three month period ended March 31, 2010 compared to $361.1 million for the same three month period in 2009, an increase of $27.4 million or 7.6%. Although the overall yield on average interest earning assets decreased 35 basis points from 6.19% in 2009 to 5.84% in 2010, income on average interest earning assets increased $82,000 to $5.7 million or 5.84% at March 31, 2010, primarily due to a net $82,000 increase and a 62 basis point decrease in tax equivalent interest income on investment securities. Average investment securities increased $18.6 million or 20.6% to $109.2 million for the three months ended March 31, 2010 compared to the same period in 2009. As tax equivalent non-taxable securities were yielding higher returns than taxable securities, purchases of obligations of state and political subdivisions increased $16.4 million or 38.7% to $58.6 million for the three months ended March 31, 2010 and taxable securities increased $2.3 million or 4.7% to $50.7 million for the same period. Total average loans increased $11.5 million or 4.3% to $279.1 million for the three months ended March 31, 2010 with a $1,000 increase in interest income compared to the three months ended March 31, 2009. For the same periods, the yield on average total loans decreased by 26 basis points. Loan yields decreased in all categories; real estate mortgages decreased 22 basis points, home equity loans 31 basis points, time and demand loans 44 basis points and installment loans 29 basis points. Average loan balances increased in all categories; real estate mortgages increased $7.2 million or 3.7%, home equity loans increased $1.5 million or 4.9%, time and demand loans $2.2 million or 8.8% and installment loans $0.6 million. Market pressures have kept rates for new loans lower across all loan products, so despite the $11.5 million increase in loans, interest income increased only $1,000. In addition, the higher level of commercial mortgages on non-accrual status from March 31, 2009 to March 31, 2010 of $3.9 million had an effect on the 22 basis point decrease in that category.

The total average balance for interest bearing liabilities was $315.9 million for the three month period ended March 31, 2010 compared to $288.0 million for the same three month period in 2009, an increase of $27.9 million or 9.7%. The overall yield on average interest bearing liabilities decreased 76 basis points from 2.21% in 2009 to 1.45% in 2010. Interest expense on average interest bearing liabilities decreased $449,000 from $1.6 million to $1.1 million. The interest expense on average interest bearing deposits decreased $230,000, $257,000 of which was due to a 117 basis point decrease on average rate paid on time deposits. Despite an increase of $33.2 million in time deposits, the lower rates offset any additional interest expense due to the higher volume. Interest expense on average long-term debt decreased $217,000 or 21 basis points as $20 million in higher cost fixed rate debt matured in the later part of 2009.

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

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2009. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4T.  CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 5.     OTHER INFORMATION

Catskill O.R.E. Holding Corp (COHC), was formed as a wholly owned subsidiary of the Bank to hold and thereby limit the liability on selected foreclosed properties of the Bank. As of March 31, 2010, COHC exchanged stock for foreclosed property and cash valued at $241,000.

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

May 13, 2010