Form 10-Q
period 2010-06-30
JEFFERSONVILLE BANCORP
filed 2010-08-13
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.50 par value per share	4,234,505 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
As of	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$8,266	$8,336
Federal funds sold	—	5,000
Total cash and cash equivalents	8,266	13,336
Securities available for sale, at fair value	116,359	91,320
Securities held to maturity, estimated fair value of $5,064 at June 30, 2010 and $8,578 at December 31, 2009	4,769	8,218
Loans, net of allowance for loan losses of $4,732 at June 30, 2010 and $3,988 at December 31, 2009	274,190	275,419
Accrued interest receivable	2,121	1,954
Premises and equipment, net	5,370	5,020
Restricted investments	2,509	2,341
Bank-owned life insurance	14,857	14,621
Foreclosed real estate	2,371	1,397
Other assets	8,271	9,058
Total Assets	$439,083	$422,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$65,512	$64,266
NOW and super NOW accounts	36,019	33,503
Savings and insured money market deposits	96,643	79,905
Time deposits	166,970	174,531
Total Deposits	365,144	352,205

Short-term borrowings	2,601	212
Federal Home Loan Bank borrowings	15,000	15,000
Other liabilities	10,714	10,604
Total Liabilities	393,459	378,021

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 and 4,234,321 outstanding at June 30, 2010 and December 31, 2009, respectively	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at June 30, 2010 and 533,465 shares at December 31, 2009	(4,965)	(4,967)
Retained earnings	42,550	42,231
Accumulated other comprehensive loss	(828)	(1,468)
Total Stockholders’ Equity	45,624	44,663
Total Liabilities and Stockholders’ Equity	$439,083	$422,684

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the three months ended June 30,	2010	2009
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,412	$4,342
Securities:
Taxable	559	571
Tax-exempt	601	491
Federal funds sold and other	—	3
Total Interest and Dividend Income	5,572	5,407

INTEREST EXPENSE
Deposits	1,003	1,189
Federal Home Loan Bank borrowings	150	350
Total Interest Expense	1,153	1,539

Net interest income	4,419	3,868
Provision for loan losses	800	—
Net Interest Income After Provision for Loan Losses	3,619	3,868

NON-INTEREST INCOME
Service charges	366	430
Fee income	227	281
Earnings on bank-owned life insurance	119	120
Net gain on sale of securities	—	2
Foreclosed real estate expense, net	(113)	(33)
Other non-interest income	55	54
Total Non-Interest Income	654	854

NON-INTEREST EXPENSES
Salaries and employee benefits	2,179	2,095
Occupancy and equipment expenses	552	537
Other non-interest expenses	945	1,013
Total Non-Interest Expenses	3,676	3,645

Income before income tax expense	597	1,077
Income tax (benefit) expense	(32)	199
Net Income	$629	$878

Basic earnings per common share	$0.15	$0.21
Average common shares outstanding	4,234	4,234
Cash dividends declared per common share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the six months ended June 30,	2010	2009
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$8,777	$8,706
Securities:
Taxable	1,039	1,151
Tax-exempt	1,148	918
Federal funds sold and other	1	5
Total Interest and Dividend Income	10,965	10,780

INTEREST EXPENSE
Deposits	1,998	2,414
Federal Home Loan Bank borrowings	299	716
Other	—	2
Total Interest Expense	2,297	3,132

Net interest income	8,668	7,648
Provision for loan losses	1,000	150
Net Interest Income After Provision for Loan Losses	7,668	7,498

NON-INTEREST INCOME
Service charges	750	817
Fee income	429	455
Earnings on bank-owned life insurance	236	249
Net gain on sale of securities	40	168
Foreclosed real estate expense, net	(87)	(17)
Other non-interest income	72	73
Total Non-Interest Income	1,440	1,745

NON-INTEREST EXPENSES
Salaries and employee benefits	4,339	4,267
Occupancy and equipment expenses	1,081	1,077
Other non-interest expenses	2,217	1,956
Total Non-Interest Expenses	7,637	7,300

Income before income tax expense	1,471	1,943
Income tax expense	51	311
Net Income	$1,420	$1,632

Basic earnings per common share	$0.34	$0.39
Average common shares outstanding	4,234	4,234
Cash dividends declared per common share	$0.26	$0.26

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the six months ended June 30,	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,420	$1,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	150
Depreciation and amortization	346	325
Valuation adjustment of foreclosed real estate	(16)	—
Loss on sale of premise and equipment	22	7
Gain on sale of foreclosed real estate	(93)	—
Earnings on bank-owned life insurance	(236)	(249)
Net gain on sale of securities	(40)	(168)
Deferred income taxes (benefit)	(173)	1,441
(Increase) decrease in accrued interest receivable	(167)	107
(Increase) decrease in other assets	530	(1,082)
Increase (decrease) in other liabilities	207	(406)
Net Cash Provided by Operating Activities	2,800	1,757

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	21,455	25,389
Securities held to maturity	3,761	649
Proceeds from sales of securities available for sale	187	4,056
Purchases:
Securities available for sale	(45,710)	(41,219)
Securities held to maturity	(312)	(4,015)
Disbursement for loan originations, net of principal collections	(1,081)	1,022
Net (purchase) redemption of restricted investments	(150)	611
Net purchases of premises and equipment	(718)	(213)
Proceeds from sales of foreclosed real estate	471	24
Net Cash Used in Investing Activities	(22,097)	(13,696)

FINANCING ACTIVITIES:
Net increase in deposits	12,939	33,742
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Net increase (decrease) in short-term borrowings	2,389	(10,093)
Cash dividends paid	(1,101)	(1,101)
Net Cash Provided by Financing Activities	14,227	17,548

Net Increase (Decrease) in Cash and Cash Equivalents	(5,070)	5,609
Cash and Cash Equivalents at Beginning of Year	13,336	8,953
Cash and Cash Equivalents at End of Period	$8,266	$14,562

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$2,321	$3,204
Income taxes	1	52
Transfer of loans to foreclosed real estate	1,310	177

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
June 30, 2010
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of June 30, 2010 and December 31, 2009 as well as the results of operations for the three and six month periods ended June 30, 2010 and 2009 and the cash flows for the six months ended June 30, 2010 and 2009. Certain reclassifications of prior year amounts have been made, when necessary, in order to conform to the current year’s presentation. All adjustments are normal and recurring. Interim period results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2009 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2010.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the six month periods ended June 30, 2010 and 2009, the weighted average common shares outstanding were 4,234,505 and 4,234,321 respectively. For the six month periods ended June 30, 2010 and 2009, the weighted average common shares outstanding were 4,234,414 and 4,234,321 respectively. There were no dilutive securities outstanding during either period.

C.           Comprehensive Income

The following tables show comprehensive income for the three and six month periods ended June 30, 2010 and 2009, dollars shown in thousands.

For the three months ended	June 30,	June 30,
Other Comprehensive Income, Net of Tax	2010	2009
Net income	$629	$878
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period	897	608
Reclassification adjustment for net realized gains included in income	—	(2)
Amortization of pension and post retirement liabilities’ gains and losses	39	1
Other comprehensive income, before tax	936	607
Income tax expense related to other comprehensive income	(375)	(242)
Other comprehensive income	561	365
Comprehensive income	$1,190	$1,243

For the six months ended	June 30,	June 30,
Other Comprehensive Income, Net of Tax	2010	2009
Net income	$1,420	$1,632
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period	971	558
Reclassification adjustment for net realized gains included in income	(40)	(168)
Amortization of pension and post retirement liabilities’ gains and losses	137	1
Other comprehensive income, before tax	1,068	391
Income tax expense related to other comprehensive income	(428)	(156)
Other comprehensive income	640	235
Comprehensive income	$2,060	$1,867

At June 30, 2010 and December 31, 2009, the components of accumulated other comprehensive loss are as follows, dollars in thousands:

	June 30,	December 31,
Accumulated Other Comprehensive Loss, Net of Tax	2010	2009
Supplemental executive retirement plan	$(781)	$(834)
Postretirement benefits	104	126
Defined benefit pension liability	(3,825)	(3,933)
Net unrealized holding gains on securities available for sale	3,123	2,194
Accumulated other comprehensive loss, before tax	(1,379)	(2,447)
Income tax benefit related to accumulated other comprehensive loss	551	979
	$(828)	$(1,468)

D.           New Accounting Pronouncements

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

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Financing receivables include loans and trade accounts receivable, however, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently assessing the impact that this update would have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

E.           Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at June 30, 2010 and December 31, 2009 are as follows (in thousands):
		Gross
June 30, 2010	Amortized	unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government sponsored enterprises (GSE)	$20,597	$235	$—	$20,832
Obligations of state and political subdivisions	54,613	1,703	41	56,275
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	32,809	1,308	141	33,976
Corporate debt	4,547	37	15	4,569
Certificates of deposit	98	—	—	98
	112,664	3,283	197	115,750
Equity securities	570	43	4	609
	$113,234	$3,326	$201	$116,359

Held to Maturity Securities
Obligations of state and political subdivisions	$4,769	$295	$—	$5,064

		Gross
December 31, 2009	Amortized	unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government sponsored enterprises (GSE)	$9,478	$64	$71	$9,471
Obligations of state and political subdivisions	48,729	1,516	65	50,180
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	28,868	725	83	29,510
Corporate debt	1,404	46	—	1,450
Certificates of deposit	98	—	—	98
	88,577	2,351	219	90,709
Equity securities	549	67	5	611
	$89,126	$2,418	$224	$91,320
Held to Maturity Securities
Obligations of state and political subdivisions	$8,218	$360	$—	$8,578

There were no sales of securities held to maturity during the three or six months ended June 30, 2010 or June 30, 2009.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at June 30, 2010, by remaining period of contractual maturity, are shown in the following table, in thousands. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	cost	fair value
Within one year	$26,865	$27,154
One to five years	41,014	42,455
Five to ten years	16,281	16,691
Over ten years	464	538
	84,624	86,838
Equity Securities	570	609
Mortgage-backed securities	32,809	33,976
Total Investment Securities	$118,003	$121,423

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and  December 31, 2009 were as follows (in thousands):

	Less than 12 month		12 months or more		Total
June 30, 2010	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Obligations of state and political subdivisions	$5,436	38	$232	$3	$5,668	$41
Mortgage-backed securities and collateralized mortgage obligations	5,595	141	—	—	5,595	141
Corporate debt	2,058	15	—	—	2,058	15
	13,089	194	232	3	13,321	197
Equity securities	293	4	—	—	293	4
	$13,382	$198	$232	$3	$13,614	$201

	Less than 12 month		12 months or more		Total
December 31, 2009	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Investment Securities	fair value	losses	fair value	losses	fair value	losses
Available for sale:
Debt Securities:
Government sponsored enterprises	$7,405	$71	$—	$—	$7,405	$71
Obligations of state and political subdivisions	6,338	62	129	3	6,467	65
Mortgage-backed securities and collateralized mortgage obligations	3,177	83	—	—	3,177	83
	16,920	216	129	3	17,049	219
Equity securities	—	—	105	5	105	5
	$16,920	$216	$234	$8	$17,154	$224
Held to maturity:
Obligations of state and political subdivisions	$56	$—	$—	$—	$56	$—

Securities included in government sponsored enterprises are securities of the Federal Home Loan Bank, Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FNMA securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top three investment grades (S&P “A” or better).

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as other-than-temporarily impaired are written down to their current fair market value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment will also be recorded if there is a credit related impairment. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit impairment include the failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, an entity shall use its best estimate of the present value of expected cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.

There were no credit-related impairment charges recorded for the three or six month periods ended June 30, 2010 or June 30, 2009 as management believes the impairment on securities for both periods, did not represent an underlying credit quality impairment but instead are due to market fluctuation.

As of June 30, 2010, a total of 38 or $13,614,000 in available for sale securities had a $201,000 total unrealized loss which is included in accumulated other comprehensive loss on the consolidated balance sheet, net of tax. Two of these available for sale securities, totaling $232,000 with $3,000 of unrealized loss, were in a continual loss position for 12 months or more. These two securities were obligations of a state or political subdivision. Management believes that none of the unrealized losses on these non-equity securities at June 30, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. As there was no credit loss, no impairment charge was recorded on these securities for the period ended June 30, 2010.

As of June 30, 2010, 36 available for sale securities totaling $13,382,000 had $198,000 in unrealized losses and were in a loss position for less than 12 consecutive months. Eight securities totaling $5,595,000 with $141,000 in unrealized losses were mortgage-backed securities and collateralized mortgages, 23 securities totaling $5,436,000 with $38,000 in unrealized losses were obligations of state and political subdivisions, two were corporate debt instruments totaling $2,058,000 with a $15,000 unrealized loss, and two were equity securities totaling $293,000 with $4,000 in unrealized losses. There were no held to maturity securities in a loss position. Management believes that none of the unrealized losses on these securities at June 30, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. As there was no credit loss, no impairment charge was recorded on these securities for the period ended June 30, 2010.

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

As of December 31, 2009, 34 available for sale securities totaling $16,920,000 had $216,000 in unrealized losses and were in a loss position for less than 12 consecutive months. Seven of these available for sale securities, totaling $7,405,000 with $71,000 of unrealized losses, were government sponsored enterprises securities, three totaling $3,177,000 with $83,000 in unrealized losses were mortgage-backed securities and collateralized mortgages, and 23 totaling $6,338,000 with $62,000 in unrealized losses were obligations of state and political subdivisions. Held to maturity securities in a continual loss position for less than 12 months totaled $56,000 with an unrealized loss less than $1,000 and consisted of one obligation of a state or political subdivision. Management believes that none of the unrealized losses on these securities at December 31, 2009 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. As such, only the credit loss component of the unrealized loss would be recognized in earnings, while the balance of the fair value loss is recognized in other comprehensive income. As there was no credit loss, no impairment charge was recorded on these securities for the period ended December 31, 2009.

F.           Restricted Investments

As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of June 30, 2010 and December 31, 2009, our FHLB stock totaled 1,299,000 shares for both periods, and is included as a part of restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in the three or six months ended June 30, 2010 or 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

G.           Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2009 Annual Report on Form 10-K.

The components of the net periodic benefit cost for the three and six months ended June 30, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit		Postretirement benefit
For the three months ended June 30,	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$109	$110	$37	$40
Interest cost	147	146	52	51
Expected return on plan assets	(134)	(95)	—	—
Amortization of prior service cost	6	6	(11)	(11)
Recognized net actuarial loss	48	68	—	3
Net amount recognized	$176	$235	$78	$83

Net Periodic Benefit Cost	Pension benefit		Postretirement benefit
For the six months ended June 30,	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$218	$220	$74	$81
Interest cost	294	292	104	103
Expected return on plan assets	(268)	(190)	—	—
Amortization of prior service cost	12	12	(22)	(22)
Recognized net actuarial loss	96	136	—	7
Net amount recognized	$352	$470	$156	$169

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it expected to contribute $750,000 to its pension plan and $126,000 to its other postretirement benefits plan in 2010. As of June 30, 2010, a contribution of $750,000 was made to the pension plan and $84,000 of contributions had been made to the other postretirement benefits plan. The Company revised its contribution estimate for the other postretirement benefit plan and now expects to contribute a total of $175,000 for 2010. The Company continues to expect that there will be no additional contributions to the pension plan in 2010.

H.           Guarantees

The Company does not issue any guarantees that would possibly require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $550,000 at June 30, 2010 and $858,000 at December 31, 2009 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2010 was insignificant.

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
June 30, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$20,832	$—	$20,832	$—
Obligations of state and political subdivisions – New York state (1)	56,275	—	56,275	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	33,976	—	33,976	—
Corporate Debt – financial services industry	4,569	—	4,569	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	609	609	—	—
	$116,359	$707	$115,652	$—
Non-recurring:
Impaired loans	$5,809	$—	$—	$5,809

December 31, 2009:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$9,471	$—	$9,471	$—
Obligations of state and political subdivisions – New York state (1)	50,180	—	50,180	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	29,510	—	29,510	—
Corporate Debt – financial services industry	1,450	—	1,450	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	611	570	41	—
	$91,320	$668	$90,652	$—
Non-recurring:
Impaired loans	$2,728	$—	$—	$2,728

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at June 30, 2010 and December 31, 2009, in thousands:

Cash and Cash Equivalents
The carrying amounts reported in the consolidated balance sheets for cash and short-term instruments approximate those assets’ fair values.

Securities
For a description of securities held in each class, see note E. The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. The carrying values for securities maturing within 90 days approximate fair values because there is little interest rate or credit risk associated with these instruments.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, consumer, real estate and other loans. Each loan category is further segregated into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair values of variable rate performing loans are calculated by discounting scheduled cash flows through estimated maturity using estimated market discount rates that reflect the credit and interest rate risks inherent in the loans. Estimated maturities are based on contractual terms and repricing opportunities.

Impaired Loans
Impaired loans, which are predominately commercial real estate loans, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. As of June 30, 2010 and December 31, 2009, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $7,452,000 and $3,590,000, less a valuation allowance of $1,643,000 and $862,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

Short-Term Borrowings
The carrying amounts of short-term borrowings approximate their fair values.

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

The estimated fair values of the Company’s financial instruments were:

	June 30, 2010		December 31, 2009
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$8,266	$8,266	$13,336	$13,336
Securities available for sale	116,359	116,359	91,320	91,320
Securities held to maturity	4,769	5,064	8,218	8,578
Loans, net	274,190	274,417	275,419	274,618
Accrued interest receivable	2,121	2,121	1,954	1,954
Restricted investments	2,509	2,509	2,341	2,341

Financial liabilities:
Demand deposits (non-interest-bearing)	65,512	65,512	64,266	64,266
Interest-bearing deposits	299,632	289,041	287,939	276,429
Accrued interest payable	354	354	378	378
Short-term debt	2,601	2,601	212	212
Federal Home Loan Bank borrowings	15,000	15,751	15,000	15,951

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

A.           Overview – Financial Condition

During the period from December 31, 2009 to June 30, 2010, total assets increased $16.4 million or 3.9% to $439.1 million. The increase was primarily due to a net $25.0 million or 27.4% increase in securities available for sale partially offset by a $3.4 million or 42.0% decrease in securities held to maturity, a $5.1 million or 38.0% decrease in cash and cash equivalents and a $1.2 million or 0.4% decrease in net loans. The net increase in total assets was primarily funded by deposit growth.

Total deposits increased $12.9 million or 3.7% from $352.2 million at December 31, 2009 to $365.1 million at June 30, 2010. Savings and insured money market deposits increased $16.7 million or 20.9%, NOW and super NOW accounts increased $2.5 million or 7.5% due to the Bank’s enhanced sales initiative. In addition, depositors have increasingly brought deposits to the Bank, possibly due to lack of other investment opportunities and uncertainty in the stock market. Non-interest bearing demand deposits increased during the same period by $1.2 million or 1.9%. Short-term debt, primarily consisting of overnight Federal Home Loan Bank borrowings at June 30, 2010, increased $2.4 million to $2.6 million from $212,000.Partially offsetting these increases was a decrease in time deposits of $7.6 million or 4.3% as a result of the seasonal influences of municipal time deposits.

Total stockholders’ equity increased $961,000 or 2.2% from $44.7 million at December 31, 2009 to $45.6 million at June 30, 2010. This increase was the result of net income of $1,420,000 plus a decrease of $640,000 in accumulated other comprehensive loss and the transfer of $2,000 in treasury stock to common stock, partially offset by the payment of cash dividends of $1,101,000.

The major classifications of loans are as follows at June 30, 2010 and December 31, 2009, in thousands:

	June 30, 2010		December 31, 2009
Major Classifications of Loans	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$103,109	37.0%	$102,963	36.9%
Commercial	100,305	36.0	98,961	35.5
Home equity	32,737	11.8	33,034	11.8
Farm land	4,730	1.7	4,926	1.8
Construction	5,219	1.9	3,841	1.4
	246,100	88.4	243,725	87.4
Other loans:
Commercial loans	23,474	8.4	26,034	9.4
Consumer installment loans	7,441	2.7	7,769	2.8
Other consumer loans	482	0.2	386	0.1
Agricultural loans	772	0.3	882	0.3
	32,169	11.6	35,071	12.6
Total loans	278,269	100.0%	278,796	100.0%
Unamortized deferred loan fees and origination costs	653		611
Less allowance for loan losses	4,732		3,988
Total loans, net	$274,190		$275,419

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Certain factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans, by definition, have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates unless specifically reviewed and deemed impaired as described below.

Prior to applying the allowance pool rate, commercial mortgages and commercial loans in nonaccrual status or those with loan relationships of $500,000 or more are individually considered for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidelines which dictate that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses.

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

Changes in the allowance for loan losses are summarized as follows for the periods ended June 30, 2010 and 2009 and December 31, 2009 as follows, dollars in thousands:

	Six months	Six months
	ended	ended	Year ended
	June 30,	June 30,	December 31,
Allowance for Loan Losses	2010	2009	2009
Balance at beginning of period	$3,988	$3,170	$3,170
Provision for loan losses	1,000	150	1,300
Loans charged-off	(333)	(223)	(648)
Recoveries	77	101	166
Balance at end of period	$4,732	$3,198	$3,988

Annualized net charge-offs as a percentage of
average outstanding loans	0.18%	0.09%	0.18%
Allowance for loan losses to:
Total loans	1.70%	1.20%	1.43%
Total non-performing loans	37.8%	33.8%	30.0%

The allowance for loan losses was $4.7 million at June 30, 2010, $3.2 million at June 30, 2009 and $4.0 million at December 31, 2009. Total nonperforming loans were $12.5 million at June 30, 2010 and $13.3 million at December 31, 2009, a decrease of $804,000. Net loan charge-offs increased to $256,000 for the six months ended June 30, 2010 from $122,000 in the same period of 2009 and gross charge-offs increased to $333,000 in 2010 from $223,000 in 2009. The provision for loan losses was $1,000,000 for the six months ended June 30, 2010 as compared to $150,000 for the same period in 2009 as the Bank allocated additional loan loss reserves for specific mortgage loans. The allowance’s coverage on nonperforming loans was 37.8% at June 30, 2010, 30.0% at December 31, 2009 and 33.8% at June 30, 2009. The increase in the allowance for loan losses reflects the increasing risks in the loan portfolio. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, the Bank’s minimal loss history and low charge-offs, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Nonperforming loans as of June 30, 2010 and December 31, 2009 are summarized as follows, dollars in thousands:

	June 30, 2010	December 31, 2009
Nonaccrual loans	$11,646	$12,037
Loans past due 90 days or more and still accruing interest	858	1,270
Total nonperforming loans	$12,504	$13,307
Non-performing loans as a percentage of total loans	4.5%	4.8%

Commercial nonperforming loans are evaluated individually for impairment. As of June 30, 2010, there were $10,732,000 in loans, compared to $11,824,000 at December 31, 2009, which were considered to be impaired. As of each reporting date, a specific reserve of $1,643,000 and $862,000, respectively, was established to offset potential losses on collateral dependant loans included in these nonperforming loans.

D.	Capital

Under the Office of the Comptroller of the Currency’s (OCC) risk-based capital rules, a Bank is adequately capitalized if its leverage ratio (Tier I capital to average assets) and Tier I risk-based capital ratio are 4%, and its total risk-based capital is 8%. To be considered well capitalized, these ratios are 5%, 6% and 10% respectively. At June 30, 2010, the Bank’s leverage ratio was 10.0%, Tier I risk-based capital was 15.6% and total risk-based capital was 16.9%. These risk-based capital ratios are well above the minimum regulatory requirements for the Bank to be considered well capitalized.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of June 30, 2010 and December 31, 2009, dollars in thousands.

Tier Capital	June 30, 2010	December 31, 2009
Tier I Capital
Banks’ equity, excluding the after-tax net accumulated other comprehensive loss	$44,251	$43,986
Tier II Capital
Allowance for loan losses (1)	$3,554	$3,580
Total risk-based capital	$47,805	$47,566
Risk-weighted assets (2)	$283,160	$285,946
Average assets	$443,018	$418,393
Ratios
Tier I risk-based capital (minimum 4.0%)	15.6%	15.4%
Total risk-based capital (minimum 8.0%)	16.9%	16.6%
Leverage (minimum 4.0%)	10.0%	10.5%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for three and six months ended June 30, 2010 and 2009. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the six months ended June 30,	2010			2009
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$57,188	$1,039	3.63%	$52,048	$1,151	4.42%
Tax-exempt securities (2)	59,290	1,736	5.86	45,390	1,385	6.10
Total securities	116,478	2,775	4.76	97,438	2,536	5.21
Short-term investments	117	1	1.00	3,659	5	0.27
Loans
Real estate mortgages	200,518	6,422	6.41	192,561	6,335	6.58
Home equity loans	32,223	931	5.78	31,142	953	6.12
Time and demand loans	27,293	564	4.13	24,947	537	4.31
Installment and other loans	18,452	860	9.32	18,737	881	9.40
Total loans (3)	278,486	8,777	6.30	267,387	8,706	6.51
Total interest earning assets	395,081	11,553	5.85	368,484	11,247	6.10
Other non-interest bearing assets	44,874			39,685
Total assets	$439,955			$408,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$39,403	$49	0.25%	$34,280	$43	0.25%
Savings and insured money market deposits	91,954	270	0.59	77,816	199	0.51
Time deposits	175,010	1,679	1.92	147,694	2,172	2.94
Total interest bearing deposits	306,367	1,998	1.30	259,790	2,414	1.86
Federal funds purchased and other short-term debt	436	—	0.39	998	2	0.40
Long-term debt	15,000	299	3.99	34,171	716	4.19
Total interest bearing liabilities	321,803	2,297	1.43	294,959	3,132	2.12
Demand deposits	62,756			57,287
Other non-interest bearing liabilities	9,813			12,672
Total liabilities	394,372			364,918
Stockholders’ equity	45,583			43,251
Total liabilities and stockholders’ equity	$439,955			$408,169
Net interest income – tax effected		9,256			8,115
Less tax gross up on exempt securities		588			467
Net interest income per statement of income		$8,668			$7,648
Net interest spread			4.42%			3.98%
Net interest margin (4)			4.69%			4.40%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

For the three months ended June 30,	2010			2009
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$64,417	$559	3.47%	$55,718	$571	4.10%
Tax-exempt securities (2)	59,298	909	6.13	48,562	740	6.10
Total securities	123,715	1,468	4.75	104,280	1,311	5.03
Short-term investments	42	—	0.06	4,363	3	0.28
Loans
Real estate mortgages	200,485	3,210	6.40	191,723	3,131	6.53
Home equity loans	32,066	464	5.79	31,420	484	6.16
Time and demand loans	27,180	307	4.52	24,694	273	4.42
Installment and other loans	18,188	431	9.48	19,408	454	9.36
Total loans (3)	277,919	4,412	6.35	267,245	4,342	6.50
Total interest earning assets	401,676	5,880	5.86	375,888	5,656	6.02
Other non-interest bearing assets	44,737			39,848
Total assets	$446,413			$415,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$38,152	$24	0.25%	$32,747	$21	0.25%
Savings and insured money market deposits	99,782	152	0.61	82,706	105	0.51
Time deposits	174,201	827	1.90	152,789	1,063	2.78
Total interest bearing deposits	312,135	1,003	1.29	268,242	1,189	1.77
Federal funds purchased and other short-term debt	532	—	0.21	301	—	0.00
Long-term debt	15,000	150	4.00	33,342	350	4.20
Total interest bearing liabilities	327,667	1,153	1.41	301,885	1,539	2.04
Demand deposits	63,082			57,431
Other non-interest bearing liabilities	9,888			12,889
Total liabilities	400,637			372,205
Stockholders’ equity	45,776			43,531
Total liabilities and stockholders’ equity	$446,413			$415,736
Net interest income – tax effected		4,727			4,117
Less tax gross up on exempt securities		308			249
Net interest income per statement of income		$4,419			$3,868
Net interest spread			4.45%			3.98%
Net interest margin (4)			4.71%			4.38%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the three and six months ended June 30, 2010 as compared to 2009. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	June 30, 2010 compared to 2009
For the three months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Securities available for sale and held to maturity (1)	$244	$(87)	$157
Loans	173	(103)	70
Other	(3)	—	(3)
Total interest income	414	(190)	224

Interest Expense
NOW and Super NOW deposits	3	—	3
Savings and insured money market deposits	22	25	47
Time deposits	144	(380)	(236)
Short-term debt	1	(1)	—
Federal Home Loan Bank borrowings	(193)	(7)	(200)
Total interest expense	(23)	(363)	(386)
Net interest income	$437	$173	$610

	June 30, 2010 compared to 2009
For the six months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Securities available for sale and held to maturity (1)	$496	$(257)	$239
Loans	361	(290)	71
Other	(5)	1	(4)
Total interest income	852	(546)	306

Interest Expense
NOW and Super NOW deposits	6	—	6
Savings and insured money market deposits	36	35	71
Time deposits	402	(895)	(493)
Short-term debt	(1)	(1)	(2)
Federal Home Loan Bank borrowings	(402)	(15)	(417)
Total interest expense	41	(876)	(835)
Net interest income	$811	$330	$1,141

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of June 30, 2010, the Bank is permitted to pay a dividend without prior OCC approval.

For the six months ended June 30, 2010, cash generated from operating activities amounted to $2.8 million, and cash generated from financing activities was $14.2 million. These amounts were partially offset by cash used for investing activities in the amount of $22.1 million, resulting in a net decrease in cash and cash equivalents of $5.1 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for June 30, 2010 and December 31, 2009 and Federal Home Loan Bank (FHLB) borrowings, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	June 30, 2010	December 31, 2009	June 30, 2010
Due three months or less	$30,190	$28,751	$—
Over three months through six months	16,830	24,809	—
Over six months through twelve months	9,367	15,622	—
Over twelve months	14,592	11,555	15,000
Total	$70,979	$80,737	$15,000

E.	Results of Operations

Comparison of the three month periods ending June 30, 2010 and 2009

Net income for the three months ended June 30, 2010 decreased $249,000 or 28.4% to $629,000 from $878,000 for the same period in 2009. The decrease was comprised primarily of a decrease in net interest income after provision for loan losses of $249,000 to $3,619,000 and a $200,000 decrease in non-interest income, partially offset by a decrease in income tax expense of $231,000. The decrease in net interest income after provision for loan losses is primarily due to an $800,000 increase in the provision for loan losses, partially offset by a decrease in interest expense of $386,000 or 25.1% to $1,153,000 for the quarter ended June 30, 2010 and increased interest and dividend income of $165,000 or 3.1% to $5,572,000 the quarter ended June 30, 2010.The Company’s annualized return on average assets was 0.6% for the three months ended June 30, 2010, down from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 5.5% for the three months ended June 30, 2010, down from 8.1% for the same period last year.

Total net interest income before provision for loan losses increased $551,000 or 14.2% to $4,419,000 for the quarter ended June 30, 2010 up from $3,868,000 from the same period in 2009, of which, $386,000 or 25.1% was the result of a decrease in interest expense from $1,539,000 for the three months ended June 30, 2009 to $1,153,000 for the same period in 2010. This decrease of $386,000 was attributable to a $186,000 or 15.6% decrease in interest expense on deposits and a $200,000 or 57.1% decrease in interest on fixed rate Federal Home Loan Bank (FHLB) borrowings for the three months ended June 30, 2010. The decrease in interest expense is primarily due to lower interest rates paid on time deposits and the maturity of $20.0 million in fixed rate FHLB borrowings. Interest income on investment securities increased $98,000 or 9.2% to $1,160,000 for the quarter ended June 30, 2010 from $1,062,000 for the same period in the prior year. The increase in interest on investment securities reflects an increase in security holdings partially offset by called securities being replaced by lower yielding investments. Loan interest and fee income increased $70,000 or 1.6% to $4,412,000 for the quarter ended June 30, 2010 from $4,342,000 for the same period in 2009.

The provision for loan losses was $800,000 for the three months ended June 30, 2010, an increase from no provision for the three months ended June 30, 2009. The increase in 2010 was primarily due to higher levels of criticized and classified loans as a result of a sluggish local economy.

Non-interest income decreased to $654,000 for the six months ended June 30, 2010 compared to $854,000 for the same period in 2009, a change of $200,000 or 23.4%. This decrease was primarily the result of a $118,000 or 16.6% decrease in services charges and fee income and an $80,000 increase in foreclosed real estate expense to $113,000 for the quarter ended June 30, 2010. Service charge and fee income decreased due to lower volume of overdraft fees and credit card activity. Foreclosed real estate expense increased due to the increased number of properties held by the Bank. Non-interest expense increased $31,000 or 0.9% to $3,676,000 primarily due to an $84,000 increase in salaries and employee benefits, partially offset by a $68,000 decrease in other non-interest expenses. The increase in salaries and employee benefits was mostly due to a the addition of two new branch locations and normal salary increases partially offset by a $69,000 decrease in pension expense as a result of market value recoveries. The decrease in other non-interest expense was the result of a decrease in FDIC insurance expense of $62,000.

Income tax expense for the three months ended June 30, 2009 of $199,000 decreased $231,000 to a tax (benefit) of $(32,000) for the same period in 2010. The Company’s effective tax (benefit) rates were (5.4)% and 18.5% for the three month periods ended June 30, 2010 and 2009, respectively. The reduction in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a higher percentage of income before income tax expense in 2010 as compared to 2009.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended June 30, 2010 and 2009.

Tax equivalent net interest spread increased 47 basis points to 4.45% for the three months ended June 30, 2010 up from 3.98% for the same period in 2009. Net interest margin increased 33 basis points from 4.38% for the same period in 2009 to 4.71% in 2010. Tax equivalent net interest income increased $610,000 with interest income increasing $224,000 and interest expense decreasing $386,000. Yields on tax equivalent interest income decreased 16 basis points and yields on interest expense decreased 63 basis points. Tax equivalent interest income increased $224,000 primarily due to increased interest on average investment securities of $157,000 and a $70,000 increase in interest income on average loans. Interest income on average securities increased primarily due to increased holdings partially offset by a decrease in yield. Average tax-exempt securities increased $10,736,000 or 22.1% and average taxable securities increased $8,699,000. Yield on average tax-exempt securities increased 3 basis points and yield on average taxable securities decreased 63 basis points. Calls and maturities of higher yielding securities being replaced by lower yielding securities resulted in the decrease in yield. Yields on held to maturity tax-exempt securities increased slightly as competition for those offerings decreased. Interest income on loans increased $70,000 due to the $10,674,000 increase in average loans partially offset by a 15 basis point decrease in yield to 6.35% for the three months ended June 30, 2010. Real estate mortgages and home equity loans experienced a decrease due in part to the variable rate features in some of the loan products as well as the replacement of maturing loans with new, lower-yielding ones. The majority of the increase in interest income was on real estate loans which increased $79,000, primarily due to the increase in average loan balance of $8,762,000 partially offset by an average rate decrease of 13 basis points.

Interest expense on interest bearing liabilities decreased $386,000 and average yield of 2.04% for the three months ended June 30, 2009 decreased to 1.41% for the same period in 2010. Interest expense decreased $186,000 on interest bearing deposits and $200,000 on Federal Home Loan Bank borrowings. Interest expense of time deposits decreased $236,000 and were partially offset by a $50,000 increase in interest on saving and insured money market deposits and NOW and Super NOW deposits. Yields decreased 88 basis points on time deposits and 20 basis points on Federal Home Loan Bank borrowings. Although the average balance of time deposits increased $21,412,000, the lower interest rate environment resulted in the decreased interest expense. Interest on Federal Home Loan Bank borrowings decreased due to the repayment of $20 million in higher yielding fixed rate borrowings.

The total average balance for interest bearing assets was $401,676,000 for the three month period ended June 30, 2010 compared to $375,888,000 for the same three month period in 2009, an increase of $25,788,000. The overall yield on average interest earning assets decreased 16 basis points from 6.02% in 2009 to 5.86% in 2010. Average loans increased $10,674,000 to $277,919,000 and average investment securities increased $19,435,000 to $123,715,000 for the three months ended June 30, 2010. Partially offsetting these increases, average other interest earning assets, primarily consisting of federal funds sold, decreased $4,321,000 from $4,363,000 to $42,000 for the three months ended June 30, 2010. Total average interest bearing liabilities increased $25,782,000 from $301,885,000 for the three month period ended June 30, 2009 to $327,667,000 for the same three month period in 2010. Average interest bearing deposits increased $43,893,000 primarily due to an increase of $21,412,000 in average time deposits to $174,201,000, and an increase in savings and insured money market deposits of $17,076,000 to $99,782,000. Total average deposits increased as a result of increased sales efforts and competitive pricing. Average long-term debt, which is long-term fixed rate Federal Home Loan Bank borrowings, decreased $18,342,000 to $15,000,000 for the three months ended June 30, 2010 due to the repayment of $20 million borrowing which was not replaced.

Comparison of the six month periods ended June 30, 2010 and 2009

Net income for the six month ended June 30, 2010 decreased $212,000 or 13.0% to $1,420,000 compared to $1,632,000 for the same period in 2009. This overall decrease was primarily due to a $305,000 decrease in other non-interest income and a $337,000 increase in non-interest expenses partially offset by a $170,000 increase in net interest income after provision for loan losses and a $260,000 decrease in income tax expense. The Company’s annualized return on average assets was 0.6% for the six months ended June 30, 2010, down from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 6.2% and 7.5% for the first six months of 2010 and 2009, respectively.

Net interest income after provision for loan losses increased $170,000 or 2.3% to $7,668,000, resulting from a $835,000 decrease in interest expense and an $185,000 increase in interest and dividend income partially offset by an $850,000 increase in provision for loan losses. Of the $835,000 or 26.7% decrease in total interest expense, interest expense on deposits decreased $416,000 or 17.2% from lower interest rates paid, primarily in time deposits partially offset by an increased level of time deposits. Interest expense on Federal Home Loan Bank borrowings decreased $417,000 or 58.2% due to the maturity of $20.0 million in fixed rate borrowings which were not replaced. Interest and dividend income increased $185,000 or 1.7% primarily resulting from increased tax-exempt security holdings partially offset by new, lower-yielding loans and investments replacing higher-yielding loans and investments.

The provision for loan losses was $1,000,000 for the six months ended June 30, 2010 and $150,000 for the six months ended June 30, 2009, an increase in the provision of $850,000. This increase was principally attributable to the increased risks in the loan portfolio as a result of a sluggish local economy.

Non-interest income decreased $305,000 or 17.5% for the six months ended June 30, 2010 to $1,440,000 from $1,745,000 for the same period in 2009. Service charges and fee income decreased $93,000, net gain on sale of securities decreased $128,000 and foreclosed real estate expense increased $70,000. Service charge and fee income decreased due to lower volume of overdraft fees and credit card activity. Foreclosed real estate expense increased as a result of an increase in property holdings.

Non-interest expenses equaled $7,637,000 for the six months ended June 30, 2010 compared to $7,300,000 for the same period in 2009, an increase of $337,000 or 4.6%. This increase reflects a $261,000 increase in other non-interest expenses primarily due to the payment of real estate taxes on pre-foreclosed properties to secure the Bank’s interest. Salaries and employee benefits increased primarily due to the opening of two new branches for $93,000 and normal salary increases less wage deferrals totaling $97,000 partially offset by $111,000 decrease in pension expense.

Income tax expense was $51,000 for the six month period ended June 30, 2010 compared to $311,000 for the corresponding period in 2009, a decrease of $260,000. The Company’s effective tax rates were 3.5% and 16.0% for the six month periods ended June 30, 2010 and 2009, respectively. The change in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a higher percentage of income before income tax expense in 2010 as compared to 2009.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the six month average balance and yields, and year to date interest income and expense for the periods ended June 30, 2010 and 2009.

Tax equivalent net interest spread increased 44 basis points to 4.42% for the six months ended June 30, 2010 from 3.98% for the same period in 2009. Net interest margin increased 29 basis points from 4.40% to 4.69% over that time. Tax equivalent interest income increased $306,000 and interest expense decreased $835,000. Yields on tax equivalent interest income decreased 25 basis points and interest expense decreased 69 basis points. Tax equivalent interest income increased $306,000 primarily due to increased interest on average investment securities of $239,000 and a $71,000 increase in interest income on average loans. Average tax-exempt security holdings increased $13,900,000 or 30.6% which resulted in an increase of $351,000 in tax equivalent net interest income, even though average yield was 24 basis points lower. This increase was partially offset by a decrease of $112,000 in interest income on taxable securities. Although the average balance of taxable securities increased $5,140,000, calls and maturities of higher yielding securities resulted in the decreased income. Although each loan category experienced a decrease in average rates for the six months ended June 30, 2010 versus the same period in 2009, loan growth at these lower yields resulted in a net increase in interest income on loans of $71,000. The average yield decreases were due in part to the variable rate features in some of the loan products as well as the replacement of maturing loans with new, lower-yielding ones. Real estate mortgages, the major portion of the loan portfolio, experienced an average rate decrease of 17 basis points. The majority of the increase in interest income was on real estate loans with an increase of $87,000, primarily due to the increase in average loan balance of $7,957,000 or 4.1%, partially offset by lower yields.

Interest expense on interest bearing liabilities decreased $835,000 and average yields decreased from 2.12% for the six months ended June 30, 2009 to 1.43% for the same period in 2010. Interest expense decreased $416,000 on interest bearing deposits and $417,000 on Federal Home Loan Bank borrowings. Yields on interest bearing deposits decreased 56 basis points and 20 basis points on Federal Home Loan Bank borrowings. Interest expense of time deposits decreased $493,000 and yields decreased 102 basis points to 1.92% for the six months ended June 30, 2010. Although the average balance of time deposits increased $27,316,000 or 18.5%, the lower interest rate environment resulted in the decreased interest expense. Interest on Federal Home Loan Bank borrowings decreased due to the repayment of $20 million in higher yielding fixed rate borrowings.

The total average balance for interest bearing assets was $395,081,000 for the six month period ended June 30, 2010 compared to $368,484,000 for the same six month period in 2009, an increase of $26,597,000 or 7.2%. The overall yield on average interest earning assets decreased 25 basis points from 6.10% in 2009 to 5.85% in 2010. Average loans increased $11,099,000 or 4.2% to $278,486,000 and average investment securities increased $19,040,000 or 19.5% to $116,478,000 for the six months ended June 30, 2010. Partially offsetting these increases, average other interest earning assets, primarily consisting of federal funds sold, decreased $3,542,000 or 96.8%, from $3,659,000 to $117,000 for the six months ended June 30, 2010. Total average interest bearing liabilities increased $26,844,000 or 9.1% from $294,959,000 for the six month period ended June 30, 2009 compared to $321,803,000 for the same six month period in 2010. Average interest bearing deposits increased $46,577,000 primarily due to an increase of $27,316,000 or 18.5% in average time deposits to $175,010,000, and an increase in savings and insured money market deposits of $14,138,000 or 18.2% to $91,954,000. Total average deposits increased as a result of increased sales efforts and competitive pricing. Average long-term debt, which is long-term fixed rate Federal Home Loan Bank borrowings, decreased $19,171,000 or 56.1% to $15,000,000 for the six months ended June 30, 2010 due to the repayment of $20 million borrowing which was not replaced.

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

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. At the time of initial foreclosure, or when foreclosure occurs in-substance, these assets are recorded at fair value less estimated costs to sell and the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses. Any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met all the requirements prescribed by GAAP.

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

ITEM 4.    CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.  RISK FACTORS

The following has been added to the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009:

Compliance with the recently enacted Dodd-Frank Reform Act may adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law.  The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  Major elements in the Dodd-Frank Reform Act include the following:

•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

•	Enhanced supervision of credit-rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

•	The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

•
Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank.  Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Reform Bill is signed into law.  As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	(Removed and Reserved)

Not Applicable

ITEM 5.	OTHER INFORMATION

Western Sullivan O.R.E. LLC (WSORE), was formed as a wholly owned subsidiary of the Bank to hold and thereby limit the liability on selected foreclosed properties of the Bank. As of June 30, 2010, WSORE exchanged stock for foreclosed property and cash valued at $640,000.

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

August 13, 2010