Form 10-Q
period 2010-09-30
JEFFERSONVILLE BANCORP
filed 2010-11-12
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

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
Large accelerated filer     ☐     Accelerated filer     ☐      Non-accelerated filer     ☐   Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $0.50 par value per share	4,234,505 shares

INDEX TO FORM 10-Q

			Page
PART 1		Financial Information

	Item 1.	Financial Statements

		Consolidated Interim Financial Statements (Unaudited)
		Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	3

		Consolidated Statements of Income for the three months ended
		September 30, 2010 and 2009	4

		Consolidated Statements of Income for the nine months ended
		September 30, 2010 and 2009	5

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2010 and 2009	6

		Notes to Consolidated Interim Financial Statements (Unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

	Item 4.	Controls and Procedures	27

PART 2		Other Information

	Item 1.	Legal Proceedings	28

	Item 1A.	Risk Factors	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	(Removed and Reserved)	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

		Signatures	29

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
As of	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$15,979	$8,336
Federal funds sold	—	5,000
Total Cash and Cash Equivalents	15,979	13,336
Securities available for sale, at fair value	110,947	91,320
Securities held to maturity, estimated fair value of $5,892 at September 30, 2010 and $8,578 at December 31, 2009	5,482	8,218
Loans, net of allowance for loan losses of $5,068 at September 30, 2010 and $3,988 at December 31, 2009	274,108	275,419
Accrued interest receivable	2,331	1,954
Premises and equipment, net	5,254	5,020
Restricted investments	2,397	2,341
Bank-owned life insurance	14,975	14,621
Foreclosed real estate	2,490	1,397
Other assets	8,142	9,058
Total Assets	$442,105	$422,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$67,813	$64,266
NOW and super NOW accounts	39,586	33,503
Savings and insured money market deposits	101,320	79,905
Time deposits	160,923	174,531
Total Deposits	369,642	352,205

Short-term borrowings	267	212
Federal Home Loan Bank borrowings	15,000	15,000
Other liabilities	10,905	10,604
Total Liabilities	395,814	378,021

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 and 4,234,321 outstanding at September 30, 2010 and December 31, 2009, respectively	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at September 30, 2010 and 533,465 shares at December 31, 2009	(4,965)	(4,967)
Retained earnings	42,768	42,231
Accumulated other comprehensive loss	(379)	(1,468)
Total Stockholders’ Equity	46,291	44,663
Total Liabilities and Stockholders’ Equity	$442,105	$422,684

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the three months ended September 30,	2010	2009
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,385	$4,466
Securities:
Taxable	522	595
Tax-exempt	577	500
Federal funds sold and other	—	4
Total Interest and Dividend Income	5,484	5,565

INTEREST EXPENSE
Deposits	957	1,132
Federal Home Loan Bank borrowings	153	306
Total Interest Expense	1,110	1,438

Net interest income	4,374	4,127
Provision for loan losses	650	350
Net Interest Income After Provision for Loan Losses	3,724	3,777

NON-INTEREST INCOME
Service charges	371	427
Fee income	238	215
Earnings on bank-owned life insurance	118	122
Net gain on sale of securities	31	137
Foreclosed real estate expense, net	(166)	(79)
Other non-interest income	81	68
Total Non-Interest Income	673	890

NON-INTEREST EXPENSES
Salaries and employee benefits	2,104	2,183
Occupancy and equipment expenses	508	470
Other non-interest expenses	928	917
Total Non-Interest Expenses	3,540	3,570

Income before income tax expense	857	1,097
Income tax expense	89	281
Net Income	$768	$816

Basic earnings per common share	$0.18	$0.19
Average common shares outstanding	4,234	4,234
Cash dividends declared per common share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the nine months ended September 30,	2010	2009
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$13,162	$13,172
Securities:
Taxable	1,561	1,746
Tax-exempt	1,725	1,418
Federal funds sold and other	1	9
Total Interest and Dividend Income	16,449	16,345

INTEREST EXPENSE
Deposits	2,955	3,546
Federal Home Loan Bank borrowings	452	1,022
Other	—	2
Total Interest Expense	3,407	4,570

Net interest income	13,042	11,775
Provision for loan losses	1,650	500
Net Interest Income After Provision for Loan Losses	11,392	11,275

NON-INTEREST INCOME
Service charges	1,121	1,244
Fee income	667	670
Earnings on bank-owned life insurance	354	371
Net gain on sale of securities	71	305
Foreclosed real estate expense, net	(253)	(96)
Other non-interest income	153	141
Total Non-Interest Income	2,113	2,635

NON-INTEREST EXPENSES
Salaries and employee benefits	6,443	6,450
Occupancy and equipment expenses	1,589	1,547
Other non-interest expenses	3,145	2,873
Total Non-Interest Expenses	11,177	10,870

Income before income tax expense	2,328	3,040
Income tax expense	140	592
Net Income	$2,188	$2,448

Basic earnings per common share	$0.52	$0.58
Average common shares outstanding	4,234	4,234
Cash dividends declared per common share	$0.39	$0.39

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the nine months ended September 30,	2010	2009
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$2,188	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	500
Depreciation and amortization	530	470
Earnings on bank-owned life insurance	(354)	(371)
Net gain on sale of securities	(71)	(305)
Valuation adjustment of foreclosed real estate	(16)	—
Gain on sale of foreclosed real estate	(142)	—
Write down of foreclosed real estate	124	52
Loss on sale of premise and equipment	23	8
Deferred income taxes (benefit)	(345)	1,003
Increase in accrued interest receivable	(377)	(284)
(Increase) decrease in other assets	536	(479)
Increase (decrease) in other liabilities	459	(367)
Net Cash Provided by Operating Activities	4,205	2,675

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	39,048	31,113
Securities held to maturity	4,148	1,658
Proceeds from sales of securities available for sale	1,737	9,206
Purchases:
Securities available for sale	(58,729)	(54,541)
Securities held to maturity	(1,412)	(4,357)
Disbursements for loan originations, net of principal collections	(1,986)	(7,968)
Net (purchase) redemption of restricted investments	(37)	611
Net purchases of premises and equipment	(787)	(942)
Proceeds from sales of foreclosed real estate	615	29
Net Cash Used in Investing Activities	(17,403)	(25,191)

FINANCING ACTIVITIES:
Net increase in deposits	17,437	43,132
Repayment of Federal Home Loan Bank borrowings	—	(5,000)
Net increase (decrease) in short-term borrowings	55	(10,284)
Cash dividends paid	(1,651)	(1,651)
Net Cash Provided by Financing Activities	15,841	26,197

Net Increase in Cash and Cash Equivalents	2,643	3,681
Cash and Cash Equivalents at Beginning of Year	13,336	8,953
Cash and Cash Equivalents at End of Period	$15,979	$12,634

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$3,448	$4,691
Income taxes	101	56
Transfer of loans to foreclosed real estate	1,647	339

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
September 30, 2010
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (Bank) (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of Management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of September 30, 2010 and December 31, 2009 as well as the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and the cash flows for the nine months ended September 30, 2010 and 2009. Certain reclassifications of prior year amounts have been made, when necessary, in order to conform to the current year’s presentation. All adjustments are normal and recurring. Interim period results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2009 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 23, 2010.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended September 30, 2010 and 2009, the weighted average common shares outstanding were 4,234,505 and 4,234,321 respectively. For the nine month periods ended September 30, 2010 and 2009, the weighted average common shares outstanding were 4,234,444 and 4,234,321 respectively. There were no dilutive securities outstanding during either period.

C.           Comprehensive Income

The following tables show comprehensive income for the three and nine month periods ended September 30, 2010 and 2009, dollars shown in thousands.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Other Comprehensive Income, Net of Tax	2010	2009	2010	2009

Net income	$768	$816	$2,188	$2,448
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains(losses) arising during the period	712	623	1,683	1,179
Reclassification adjustment for net realized gain included in
income	(31)	(137)	(71)	(305)
Amortization of pension and post retirement liabilities’ gains and losses	66	1	203	2
Other comprehensive income before income tax	747	487	1,815	876
Income tax expense related to other comprehensive
income	(298)	(196)	(726)	(350)
Other comprehensive income	449	291	1,089	526
Comprehensive income	$1,217	$1,107	$3,277	$2,974

At September 30, 2010 and December 31, 2009, the components of accumulated other comprehensive loss are as follows, dollars in thousands:

	September 30,	December 31,
Accumulated Other Comprehensive Loss, Net of Tax	2010	2009
Supplemental executive retirement plan	$(761)	$(834)
Postretirement benefits	94	126
Defined benefit pension liability	(3,771)	(3,933)
Net unrealized holding gains on securities available for sale	3,806	2,194
Accumulated other comprehensive loss, before tax	(632)	(2,447)
Income tax benefit related to accumulated other comprehensive loss	253	979
	$(379)	$(1,468)

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

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently assessing the impact that this update would have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

E.           Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at September 30, 2010 and December 31, 2009 are as follows (in thousands):
			Gross
September 30, 2010	Amortized	unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government Sponsored Enterprises (GSE)	$12,098	$183	$1	$12,280
Obligations of state and political
subdivisions – New York State	54,663	2,221	3	56,881
Mortgage-backed securities and collateralized
mortgage obligations - GSE residential	35,157	1,297	11	36,443
Corporate debt	4,532	78	—	4,610
Certificates of deposit	98	—	—	98
	106,548	3,779	15	110,312
Equity securities – financial sector	593	44	2	635
	$107,141	$3,823	$17	$110,947

Held to Maturity Securities
Obligations of state and political subdivisions	$5,482	$410	$—	$5,892

			Gross
December 31, 2009	Amortized	unrealized		Estimated
Investment Securities	cost	Gains	Losses	fair value
Available for Sale Securities
Debt Securities:
Government Sponsored Enterprises (GSE)	$9,478	$64	$71	$9,471
Obligations of state and political
subdivisions – New York State	48,729	1,516	65	50,180
Mortgage-backed securities and collateralized
mortgage obligations - GSE residential	28,868	725	83	29,510
Corporate debt	1,404	46	—	1,450
Certificates of deposit	98	—	—	98
	88,577	2,351	219	90,709
Equity securities – financial sector	549	67	5	611
	$89,126	$2,418	$224	$91,320
Held to Maturity Securities
Obligations of state and political subdivisions	$8,218	$360	$—	$8,578

There following table shows gross gains and losses for available for sale securities during the three and nine months periods ended September 30, 2010 and 2009. There were no sales of securities held to maturity during the periods ended September 30, 2010 or September 30, 2009.

For the periods ended September 30	Gross	Gross
Sale of Available for Sale Securities	Proceeds	Gains	Losses	Net Gain

Three months ended:
2010	$1,550	$31	$—	$31
2009	$5,150	$137	$—	$137

Nine months ended:
2010	$1,737	$76	$5	$71
2009	$9,206	$305	$—	$305

The amortized cost and estimated fair value of total available for sale and held to maturity securities at September 30, 2010, by remaining period of contractual maturity, are shown in the following table, in thousands. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	cost	fair value
Within one year	$23,456	$23,853
One to five years	37,239	38,819
Five to ten years	15,734	16,540
Over ten years	444	549
	76,873	79,761
Equity Securities	593	635
Mortgage-backed securities	35,157	36,443
Total Investment Securities	$112,623	$116,839

Investment securities in a continuous unrealized loss position are reflected in the following table which groups by length of time that individual securities have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at September 30, 2010 and December 31, 2009:

	Less than 12 month			12 months or more			Total
September 30, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	2	$1,519	$1	—	$—	$—	2	$1,519	$1
Obligations of state and
political subdivisions	7	1,588	3	—	—	—	7	1,588	3
Mortgage-backed securities and collat-
eralized mortgage obligations	3	3,139	11	—	—	—	3	3,139	11
	12	6,246	15	—	—	—	12	6,246	15
Equity securities	1	104	2	—	—	—	1	104	2
	13	$6,350	$17	—	$—	$—	13	$6,350	$17

	Less than 12 month			12 months or more			Total
December 31, 2009		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	7	$7,405	$71	—	$—	$—	7	$7,405	$71
Obligations of state and
political subdivisions	23	6,338	62	1	129	3	24	6,467	65
Mortgage-backed securities and collat-
eralized mortgage obligations	3	3,177	83	—	—	—	3	3,177	83
	33	16,920	216	1	129	3	34	17,049	219
Equity securities	—	—	—	1	105	5	1	105	5
	33	$16,920	$216	2	$234	$8	35	$17,154	$224
Held to maturity:
Obligations of state and
political subdivisions	1	$56	$—	—	$—	$—	1	$56	$—

Securities included in Government Sponsored Enterprises are securities of the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FHLB, FHLMC and FNMA securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top four investment grades (S&P “BBB-” or higher).

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as other-than-temporarily impaired are written down to their current fair market value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment charge will also be recorded if there is credit related loss. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit loss include the failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, an entity shall use its best estimate of the present value of expected cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition.

As of September 30, 2010, management believes that none of the unrealized losses on non-equity securities at September 30, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. In addition, the total impairment is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income. In management’s opinion, the losses on equity securities are due to normal market fluctuations and believes they will recover and therefore no impairment was recognized on these securities. As there was no credit loss, no impairment charge was recorded for the three and nine month periods ended September 30, 2010.

F.	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank and trust preferred stock. The trust preferred stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. The investment in correspondent banks totaled $210,000 and $42,000 at September 30, 2010 and December 31, 2009 respectively. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of September 30, 2010 and December 31, 2009, the value of our FHLB stock totaled $1,186,500 and $1,299,000 respectively, and is included as a part of restricted investments on the consolidated balance sheets.

FHLB stock is held as a long-term investment, and its value is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects the Company’s view of the FHLB’s long-term performance, which includes factors such as:
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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in the three or nine months ended September 30, 2010 or 2009. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

G.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2009 Annual Report on Form 10-K.

The components of the net periodic benefit cost for the three and nine months ended September 30, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit		Postretirement benefit
For the three months ended September 30,	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$109	$110	$37	$40
Interest cost	146	148	53	52
Expected return on plan assets	(134)	(96)	—	—
Amortization of prior service cost	6	7	(11)	(11)
Recognized net actuarial loss	48	68	1	4
Net amount recognized	$175	$237	$80	$85

Net Periodic Benefit Cost	Pension benefit		Postretirement benefit
For the nine months ended September 30,	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$327	$330	$111	$121
Interest cost	440	440	157	155
Expected return on plan assets	(402)	(286)	—	—
Amortization of prior service cost	18	19	(33)	(33)
Recognized net actuarial loss	144	204	1	11
Net amount recognized	$527	$707	$236	$254

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2009, that it expected to contribute $750,000 to its pension plan and $126,000 to its other postretirement benefits plan in 2010. As of September 30, 2010, a contribution of $750,000 was made to the pension plan and $76,000 of contributions had been made to the other postretirement benefits plan. The Company revised its contribution estimate for the other postretirement benefits plan and now expects to contribute a total of $175,000 for 2010. The Company continues to expect that there will be no additional contributions to the pension plan in 2010.

H.	Guarantees

The Company does not issue any guarantees that would possibly require liability recognition or disclosure other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $570,000 at September 30, 2010 and $858,000 at December 31, 2009 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2010 was insignificant.

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

For financial assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
September 30, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$12,280	$—	$12,280	$—
Obligations of state and political subdivisions – New York state (1)	56,881	—	56,881	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	36,443	—	36,443	—
Corporate Debt – financial services industry	4,610	—	4,610	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	635	635	—	—
	$110,947	$733	$110,214	$—
Non-recurring:
Impaired loans	$5,360	$—	$—	$5,360

December 31, 2009:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (1)	$9,471	$—	$9,471	$—
Obligations of state and political subdivisions – New York state (1)	50,180	—	50,180	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (1)	29,510	—	29,510	—
Corporate Debt – financial services industry	1,450	—	1,450	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	611	570	41	—
	$91,320	$668	$90,652	$—
Non-recurring:
Impaired loans	$2,728	$—	$—	$2,728

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

Under ASC 825, fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of the assets and liabilities that are not financial instruments. Accordingly, the aggregate fair value amounts of existing financial instruments do not represent the underlying value of those instruments on the books of the Company.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at September 30, 2010 and December 31, 2009, in thousands:

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for six months, the loan is transferred out of impaired status.  As of September 30, 2010 and December 31, 2009, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $7,108,000 and $3,590,000, less a valuation allowance of $1,748,000 and $862,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

The estimated fair values of the Company’s financial instruments were:

	September 30, 2010		December 31, 2009
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$15,979	$15,979	$13,336	$13,336
Securities available for sale	110,947	110,947	91,320	91,320
Securities held to maturity	5,482	5,892	8,218	8,578
Loans, net	274,108	274,876	275,419	274,618
Accrued interest receivable	2,331	2,331	1,954	1,954
Restricted investments	2,397	2,397	2,341	2,341

Financial liabilities:
Demand deposits (non-interest-bearing)	67,813	67,813	64,266	64,266
Interest-bearing deposits	301,829	292,975	287,939	276,429
Accrued interest payable	337	337	378	378
Short-term debt	267	267	212	212
Federal Home Loan Bank borrowings	15,000	15,966	15,000	15,951

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the period from December 31, 2009 to September 30, 2010, total assets increased $19.4 million or 4.6% to $442.1 million from $422.7 million. The increase was primarily due to a $19.6 million or 21.5% increase in securities available for sale, a $2.6 million or 19.8% increase in cash and cash equivalents and a $1.1 million or 78.2% increase in foreclosed real estate partially offset by a $2.7 million or 33.3% decrease in securities held to maturity and a $1.3 million or 0.5% decrease in net loans. The net increase in total assets was primarily funded by deposit growth.

The $17.8 million increase in total liabilities was due primarily to a $17.4 million or 5.0% increase in total deposits from $352.2 million at December 31, 2009 to $369.6 million at September 30, 2010. Savings and insured money market deposits increased $21.4 million or 26.8%, NOW and super NOW accounts increased $6.1 million or 18.2% and non-interest bearing demand deposits increased $3.5 million or 5.5%, both due to the Bank’s enhanced sales initiative. In addition, depositors have increasingly brought deposits to the Bank, possibly due to lack of other investment opportunities and uncertainty in the stock market. Partially offsetting these increases was a decrease in time deposits of $13.6 million or 7.8% as a result of the seasonal influences of municipal time deposits.

Total stockholders’ equity increased $1.6 million or 3.6% from $44.7 million at December 31, 2009 to $46.3 million at September 30, 2010. This increase was the result of net income of $2.2 million plus a decrease of $1.1 million in accumulated other comprehensive loss and the transfer of $2,000 in treasury stock to common stock for employee service awards, partially offset by the payment of cash dividends of $1.7 million.

The major classifications of loans are as follows at September 30, 2010 and December 31, 2009, in thousands:

	September 30, 2010		December 31, 2009
Major Classifications of Loans	Amount	Percent	Amount	Percent
Real estate loans:
Residential	$105,177	37.8%	$102,963	36.9%
Commercial	100,258	36.0	98,961	35.5
Home equity	32,924	11.8	33,034	11.8
Farm land	4,557	1.6	4,926	1.8
Construction	3,869	1.4	3,841	1.4
	246,785	88.6	243,725	87.4
Other loans:
Commercial loans	23,089	8.3	26,034	9.4
Consumer installment loans	7,339	2.6	7,769	2.8
Other consumer loans	414	0.2	386	0.1
Agricultural loans	880	0.3	882	0.3
	31,722	11.4	35,071	12.6
Total loans	278,507	100.0%	278,796	100.0%
Unamortized deferred loan fees and origination costs	669		611
Less allowance for loan losses	5,068		3,988
Total loans, net	$274,108		$275,419

B.	Allowance for Loan Losses

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

Changes in the allowance for loan losses are summarized as follows for the periods ended September 30, 2010 and 2009 and December 31, 2009 as follows, dollars in thousands:

	Nine months	Nine months
	ended	ended	Year ended
	September 30,	September 30,	December 31,
Allowance for Loan Losses	2010	2009	2009
Balance at beginning of period	$3,988	$3,170	$3,170
Provision for loan losses	1,650	500	1,300
Loans charged-off	(682)	(385)	(648)
Recoveries	112	140	166
Balance at end of period	$5,068	$3,425	$3,988

Annualized net charge-offs as a percentage of
average outstanding loans	0.27%	0.12%	0.18%
Allowance for loan losses to:
Total loans	1.82%	1.25%	1.43%
Total non-performing loans	35.1%	31.5%	30.0%

The allowance for loan losses was $5.1 million at September 30, 2010, $3.4 million at September 30, 2009 and $4.0 million at December 31, 2009. Total nonperforming loans were $14.4 million at September 30, 2010 and $13.3 million at December 31, 2009, an increase of $1,135,000. Net loan charge-offs increased to $570,000 for the nine months ended September 30, 2010 from $245,000 in the same period of 2009 and gross charge-offs increased to $682,000 in 2010 from $385,000 in 2009. The provision for loan losses was $1,650,000 for the nine months ended September 30, 2010 as compared to $500,000 for the same period in 2009 as the Bank allocated additional loan loss reserves for specific mortgage loans due to the higher levels of criticized and classified loans as a result of a sluggish local economy as well as declining local and national real estate values. The allowance’s coverage on nonperforming loans was 35.1% at September 30, 2010, 30.0% at December 31, 2009 and 31.5% at September 30, 2009. The increase in the allowance for loan losses reflects the increasing risks in the loan portfolio. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, the Bank’s minimal loss history and low charge-offs, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

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

Nonperforming loans as of September 30, 2010 and December 31, 2009 are summarized as follows, dollars in thousands:

	September 30, 2010	December 31, 2009

Nonaccrual loans	$12,361	$12,037
Loans past due 90 days or more and still accruing interest	2,081	1,270
Total nonperforming loans	$14,442	$13,307
Non-performing loans as a percentage of total loans	5.2%	4.8%

Commercial nonperforming loans are evaluated individually for impairment. As of September 30, 2010, there were $12,850,000 in loans, compared to $11,824,000 at December 31, 2009, which were considered to be impaired. As of each reporting date, a specific reserve of $1,748,000 and $862,000, respectively, was established to offset potential losses on certain collateral dependant loans totaling $7,108,000 and $3,590,000 at Septermber 30, 2010 and December 31, 2009, respectively, which are included in these nonperforming loans. Loans whose terms were modified in a troubled debt restructuring (TDR), totaled $145,000 and were written down $20,000 at September 30, 2010. As of September 30, 2010, the recorded investment in TDR loans was $125,000. There were no loans considered to be a TDR at December 31, 2009.

D.	Capital

Under the Office of the Comptroller of the Currency’s (OCC) risk-based capital rules, a Bank is adequately capitalized if its leverage ratio (Tier I capital to average assets) and Tier I risk-based capital ratio are 4%, and its total risk-based capital is 8%. To be considered well capitalized, these ratios are 5%, 6% and 10% respectively. At September 30, 2010, the Bank’s leverage ratio was 10.6%, Tier I risk-based capital was 15.6% and total risk-based capital was 16.8%. These risk-based capital ratios are well above the minimum regulatory requirements for the Bank to be considered well capitalized.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements as of September 30, 2010 and December 31, 2009, dollars in thousands.

Tier Capital	September 30, 2010	December 31, 2009
Tier I Capital
Banks’ equity, excluding the after-tax net
accumulated other comprehensive loss	$44,429	$43,986
Tier II Capital
Allowance for loan losses (1)	$3,587	$3,580
Total risk-based capital	$48,016	$47,566
Risk-weighted assets (2)	$285,500	$285,946
Average assets	$417,968	$418,393
Ratios
Tier I risk-based capital (minimum 4.0%)	15.6%	15.4%
Total risk-based capital (minimum 8.0%)	16.8%	16.6%
Leverage (minimum 4.0%)	10.6%	10.5%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for three and nine months ended September 30, 2010 and 2009. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the nine months ended September 30,	2010			2009
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$55,088	$1,561	3.78%	$53,533	$1,746	4.35%
Tax-exempt securities (2)	60,962	2,606	5.70	47,525	2,142	6.01
Total securities	116,050	4,167	4.79	101,058	3,888	5.13
Short-term investments	141	1	0.95	4,024	9	0.30
Loans
Real estate mortgages	200,303	9,615	6.40	192,591	9,576	6.63
Home equity loans	32,326	1,401	5.78	31,575	1,444	6.10
Time and demand loans	27,323	860	4.20	25,187	814	4.31
Installment and other loans	18,417	1,286	9.31	19,059	1,338	9.36
Total loans (3)	278,369	13,162	6.30	268,412	13,172	6.54
Total interest earning assets	394,560	17,330	5.86	373,494	17,069	6.09
Other non-interest bearing assets	45,968			41,129
Total assets	$440,528			$414,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$38,707	$72	0.25%	$33,859	$64	0.25%
Savings and insured money market deposits	94,447	422	0.60	79,030	314	0.53
Time deposits	171,489	2,461	1.91	150,705	3,168	2.80
Total interest bearing deposits	304,643	2,955	1.29	263,594	3,546	1.79
Federal funds purchased and other short-term debt	410	—	0.01	761	2	0.35
Federal Home Loan Bank borrowings	15,000	452	4.02	32,766	1,022	4.16
Total interest bearing liabilities	320,053	3,407	1.42	297,121	4,570	2.05
Demand deposits	64,038			59,184
Other non-interest bearing liabilities	10,089			14,828
Total liabilities	394,180			371,133
Stockholders’ equity	46,348			43,490
Total liabilities and stockholders’ equity	$440,528			$414,623
Net interest income – tax effected		13,923			12,499
Less tax gross up on exempt securities		881			724
Net interest income per statement of income		$13,042			$11,775
Net interest spread			4.44%			4.04%
Net interest margin (4)			4.70%			4.46%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

For the three months ended September 30,	2010			2009
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$50,888	$522	4.10%	$56,503	$595	4.21%
Tax-exempt securities (2)	64,306	870	5.41	51,795	757	5.85
Total securities	115,194	1,392	4.83	108,298	1,352	4.99
Short-term investments	189	—	0.01	4,754	4	0.34
Loans
Real estate mortgages	199,873	3,193	6.39	192,651	3,241	6.73
Home equity loans	32,532	470	5.78	32,441	491	6.05
Time and demand loans	27,383	296	4.32	25,667	277	4.32
Installment and other loans	18,347	426	9.29	19,703	457	9.28
Total loans (3)	278,135	4,385	6.31	270,462	4,466	6.60
Total interest earning assets	393,518	5,777	5.87	383,514	5,822	6.07
Other non-interest bearing assets	48,156			44,017
Total assets	$441,674			$427,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$37,315	$23	0.25%	$33,017	$21	0.25%
Savings and insured money market deposits	99,433	152	0.61	81,458	115	0.56
Time deposits	164,447	782	1.90	156,727	996	2.54
Total interest bearing deposits	301,195	957	1.27	271,202	1,132	1.67
Federal funds purchased and other short-term debt	358	—	0.01	287	—	0.00
Federal Home Loan Bank borrowings	15,000	153	4.02	29,956	306	4.09
Total interest bearing liabilities	316,553	1,110	1.40	301,445	1,438	1.91
Demand deposits	66,602			62,978
Other non-interest bearing liabilities	10,641			19,140
Total liabilities	393,796			383,563
Stockholders’ equity	47,878			43,968
Total liabilities and stockholders’ equity	$441,674			$427,531
Net interest income – tax effected		4,667			4,384
Less tax gross up on exempt securities		293			257
Net interest income per statement of income		$4,374			$4,127
Net interest spread			4.47%			4.16%
Net interest margin (4)			4.74%			4.57%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the three and nine months ended September 30, 2010 as compared to 2009. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	September 30, 2010 compared to 2009
For the nine months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Securities available for sale and held to maturity (1)	$577	$(298)	$279
Loans	489	(499)	(10)
Short-term investments	(9)	1	(8)
Total interest income	1,057	(796)	261

Interest Expense
NOW and Super NOW deposits	9	(1)	8
Savings and insured money market deposits	61	47	108
Time deposits	437	(1,144)	(707)
Federal funds purchased and other short-term debt	(1)	(1)	(2)
Federal Home Loan Bank borrowings	(554)	(16)	(570)
Total interest expense	(48)	(1,115)	(1,163)
Net interest income	$1,105	$319	$1,424

	September 30, 2010 compared to 2009
For the three months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Securities available for sale and held to maturity (1)	$81	$(41)	$40
Loans	128	(209)	(81)
Short-term investments	(4)	—	(4)
Total interest income	205	(250)	(45)

Interest Expense
NOW and Super NOW deposits	3	(1)	2
Savings and insured money market deposits	25	12	37
Time deposits	35	(249)	(214)
Federal funds purchased and other short-term debt	—	—	—
Federal Home Loan Bank borrowings	(152)	(1)	(153)
Total interest expense	(89)	(239)	(328)
Net interest income	$294	$(11)	$283

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of September 30, 2010, the Bank is permitted to pay a dividend without prior OCC approval.

For the nine months ended September 30, 2010, cash generated from operating activities amounted to $4.2 million, and cash generated from financing activities was $15.8 million. These amounts were partially offset by cash used for investing activities in the amount of $17.4 million, resulting in a net increase in cash and cash equivalents of $2.6 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for September 30, 2010 and December 31, 2009 and Federal Home Loan Bank (FHLB) borrowings, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	September 30, 2010	December 31, 2009	September 30, 2010
Due three months or less	$23,123	$28,751	$—
Over three months through nine months	13,367	24,809	—
Over nine months through twelve months	11,426	15,622	—
Over twelve months	17,672	11,555	15,000
Total	$65,588	$80,737	$15,000

E.	Results of Operations

Comparison of the three month periods ending September 30, 2010 and 2009

Net income for the three months ended September 30, 2010 decreased $48,000 or 5.9% to $768,000 from $816,000 for the same period in 2009. The decrease was comprised primarily of a decrease in net interest income after provision for loan losses of $53,000 to $3,724,000 and a $217,000 decrease in non-interest income, partially offset by a decrease in income tax expense of $192,000. The decrease in net interest income after provision for loan losses is primarily due to a $300,000 increase in the provision for loan losses and a $81,000 decrease in total interest and dividend income, partially offset by a decrease in interest expense of $328,000 or 22.8% to $1,110,000 for the quarter ended September 30, 2010. The Company’s annualized return on average assets was 0.7% for the three months ended September 30, 2010, down from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 6.4% for the three months ended September 30, 2010, down from 7.4% for the same period last year.

Total net interest income before provision for loan losses increased $247,000 or 6.0% to $4,374,000 for the quarter ended September 30, 2010 up from $4,127,000 from the same period in 2009, of which, $328,000 or 22.8% was the result of a decrease in interest expense from $1,438,000 for the three months ended September 30, 2009 to $1,110,000 for the same period in 2010. This decrease of $328,000 for the three months ended Sepember 30, 2010 was attributable to a $175,000 or 15.5% decrease in interest expense on deposits due to lower rates paid on time deposits and a $153,000 or 50.3% decrease in interest on fixed rate Federal Home Loan Bank (FHLB) borrowings due to the maturity of a $15.0 million fixed rate FHLB borrowing in the fourth quarter of 2009. Interest income on tax-exempt securities increased $77,000 or 15.4% as a result of an increase in security holdings partially offset by called securities being replaced by lower yielding investments. Partially offsetting these increases in net interest income were decreases in loan interest and fees of $81,000 or 1.8% from $4,466,000 for the three months ended September 30, 2009 to $4,385,000 for the same period in 2010 and a $73,000 or 12.3% decrease in interest income on taxable investment securities to $522,000 for the quarter ended September 30, 2010 from $595,000 for the same period in the prior year.

The provision for loan losses was $650,000 for the three months ended September 30, 2010, an increase of $300,000 or 85.7% from $350,000 for the three months ended September 30, 2009. The increase in 2010 was primarily due to higher levels of criticized and classified loans as a result of a sluggish local economy as well as declining local and national real estate values.

Non-interest income decreased to $673,000 for the three months ended September 30, 2010 compared to $890,000 for the same period in 2009, a change of $217,000 or 24.4%. This decrease was primarily the result of a $106,000 or 77.4% decrease in net security gains, an $87,000 increase in foreclosed real estate expense and a $56,000 decrease in services charges income. The increase in foreclosed real estate expense is the result of the holding costs associated with the increased number of properties owned in 2010. Service charges income decreased primarily due to lower volume of overdraft fees. Non-interest expense decreased $30,000 or 0.8% to $3,540,000 primarily due to a $79,000 decrease in salaries and employee benefits, partially offset by a $38,000 increase in occupancy and equipment expenses resulting from the opening of two new branches in the first half of 2010. The decrease in salaries and employee benefits was mostly due to lower bonus, pension and postretirement benefit costs, partially offset by the addition of two new branch locations in 2010 and normal salary increases.

Income tax expense for the three months ended September 30, 2009 of $281,000 decreased $192,000 to $89,000 for the same period in 2010. The Company’s effective tax rates were 10.4% and 25.6% for the three month periods ended September 30, 2010 and 2009, respectively. The reduction in the effective tax rate was due to tax exempt interest and earnings on bank-owned life insurance being a higher percentage of income before income tax expense in 2010 as compared to 2009.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended September 30, 2010 and 2009.

Tax equivalent net interest spread increased 31 basis points to 4.47% for the three months ended September 30, 2010 up from 4.16% for the same period in 2009. Net interest margin increased 17 basis points from 4.57% for the same period in 2009 to 4.74% in 2010. Interest expense decreased $328,000 partially offset by a decrease in interest income of $45,000 resulting in a net increase in tax equivalent net interest income of $283,000. Yields on tax equivalent interest income decreased 20 basis points and costs of interest-bearing liabilities decreased 51 basis points. Tax equivalent interest income decreased $45,000 primarily due to a decrease in yields on average loans as higher yielding loans matured or were paid off and replaced by lower yielding loans resulting in an $81,000 and 29 basis points decrease in loan interest. Partially offsetting the decrease was interest income on a $7,673,000 increase in average loans. Real estate mortgages and home equity loans interest income and average yields decreased $48,000 and 34 basis points for real estate mortgages and $21,000 and 27 basis points for home equity loans due in part to the variable rate features in some of the loan products as well as the replacement of maturing loans with new, lower-yielding ones. The average yield for installment loans increased 1 basis point and due to repayments outpacing originations in which the average balance of installment loan originations decreased by $1,356,000, installment loan interest income decreased $31,000. Partially offsetting this, tax equivalent interest income on total average investment securities increased $40,000 as a result of a net increase in average holdings of $6,896,000 partially offset by a decrease in yield by 16 basis points. Average tax-exempt securities increased $12,511,000 or 24.2% while average taxable securities decreased $5,615,000 or 9.9%. Yields on average tax-exempt securities decreased 44 basis points and yield on average taxable securities decreased 11 basis points. The decrease in yield was the result of new investments and maturing or called securities being reinvested in the current low rate environment.

Interest expense on total interest bearing liabilities decreased $328,000 and 51 basis points to an average cost of 1.40% for the three months ended September 30, 2010 from 1.91% for the same period in 2009. Interest expense decreased $175,000 and 40 basis points on interest bearing deposits and $153,000 and 7 basis points on Federal Home Loan Bank borrowings. Interest expense on time deposits decreased $214,000 and were partially offset by a $37,000 increase in interest on savings and insured money market deposits and NOW and Super NOW deposits. Despite the $7,720,000 increase in average time deposits, interest expense decreased as a result of higher yielding deposits being replaced by lower yielding deposits netting in a 64 basis point decrease. Interest on Federal Home Loan Bank borrowings decreased primarily due to the maturity of $15 million higher yielding fixed rate borrowings in the fourth quarter of 2009.

The total average balance of interest bearing assets was $393,518,000 for the three month period ended September 30, 2010 compared to $383,514,000 for the same three month period in 2009, an increase of $10,004,000. The overall yield on average interest earning assets decreased 20 basis points from 6.07% in 2009 to 5.87% in 2010. Average loans increased $7,673,000 to $278,135,000 and average investment securities increased $6,896,000 to $115,194,000 for the three months ended September 30, 2010. Partially offsetting these increases, average short-term investments, primarily consisting of federal funds sold, decreased $4,565,000 from $4,754,000 to $189,000 for the three months ended September 30, 2010. Total average interest bearing liabilities increased $15,108,000 from $301,445,000 for the three month period ended September 30, 2009 to $316,553,000 for the same three month period in 2010. Average interest bearing deposits increased $29,993,000 primarily due to an increase of $17,975,000 in average savings and insured money market deposits to $99,433,000, and an increase in time deposits of $7,720,000 to $164,447,000. Total average deposits increased as a result of increased sales efforts and competitive pricing. Average long-term debt, which is long-term fixed rate Federal Home Loan Bank borrowings, decreased $14,956,000 to $15,000,000 for the three months ended September 30, 2010 due to the repayment of $15 million borrowings in the fourth quarter of 2009 which were not replaced.

Comparison of the nine month periods ended September 30, 2010 and 2009

Net income for the nine months ended September 30, 2010 decreased $260,000 or 10.6% to $2,188,000 compared to $2,448,000 for the same period in 2009. This overall decrease was primarily due to a $522,000 decrease in non-interest income and a $307,000 increase in non-interest expenses partially offset by an increase of $117,000 in net interest income after provision for loan losses and a $452,000 decrease in income tax expense. The Company’s annualized return on average assets was 0.7% for the nine months ended September 30, 2010, down from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 6.3% and 7.5% for the first nine months of 2010 and 2009, respectively.

Net interest income after provision for loan losses increased $117,000 or 1.0% to $11,392,000, resulting from a $1,163,000 decrease in interest expense and an increase of $104,000 in interest and dividend income partially offset by a $1,150,000 increase in provision for loan losses. Of the $1,163,000 or 25.4% decrease in total interest expense, interest expense on deposits decreased $591,000 or 16.7% due to lower interest rates paid, primarily on time deposits partially, offset by an increased level of time deposits. Interest expense on Federal Home Loan Bank borrowings decreased $570,000 or 55.9% due to the maturity of $20.0 million in fixed rate borrowings in 2009 which were not replaced. Interest and dividend income increased $104,000 or 0.6% primarily resulting from increased tax-exempt security holdings partially offset by new, lower-yielding loans and investments replacing higher-yielding loans and investments.

The provision for loan losses was $1,650,000 for the nine months ended September 30, 2010 and $500,000 for the nine months ended September 30, 2009, an increase in the provision of $1,150,000. This increase was principally attributable to the increased risks in the loan portfolio as a result of a sluggish local economy as well as declining local and national real estate values.

Non-interest income decreased $522,000 or 19.8% for the nine months ended September 30, 2010 to $2,113,000 from $2,635,000 for the same period in 2009. Service charges and fee income decreased $123,000, net gain on sale of securities decreased $234,000 and foreclosed real estate expense increased $157,000. Service charges income decreased primarily due to lower volume of overdraft fees. Foreclosed real estate expense increased as a result of an increase in property holdings.

Non-interest expenses equaled $11,177,000 for the nine months ended September 30, 2010 compared to $10,870,000 for the same period in 2009, an increase of $307,000 or 2.8%. This increase reflects a $272,000 increase in other non-interest expenses which primarily is due to the payment of real estate taxes on pre-foreclosed properties to secure the Bank’s interest. Occupancy and equipment expenses increased $42,000 or 2.7% due to the opening of two new branches partially offset by lower building and computer software and equipment maintenance costs. Salaries and employee benefits decreased $7,000 primarily due to lower bonus, pension and postretirement costs partially offset by the salaries associated with the opening of two new branches and normal salary increases.

Income tax expense was $140,000 for the nine month period ended September 30, 2010 compared to $592,000 for the corresponding period in 2009, a decrease of $452,000. The Company’s effective tax rates were 6.0% and 19.5% for the nine month periods ended September 30, 2010 and 2009, respectively. The change in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a higher percentage of income before income tax expense in 2010 as compared to 2009.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the nine month average balance and yields, and year to date interest income and expense for the periods ended September 30, 2010 and 2009.

Tax equivalent net interest spread increased 40 basis points to 4.44% for the nine months ended September 30, 2010 from 4.04% for the same period in 2009. Net interest margin increased 24 basis points from 4.46% to 4.70% over that time. Tax equivalent interest income increased $261,000 and interest expense decreased $1,163,000 for a total increase in tax equivalent net interest income of $1,424,000. Yields on average interest earning assets decreased 23 basis points and decreased 63 basis points on interest-bearing liabilities. Tax equivalent interest income increased $261,000 primarily due to increased interest on average investment securities of $279,000 partially offset by a $10,000 decrease in interest income on average loans. Average tax-exempt security holdings increased $13,437,000 or 28.3% which resulted in an increase of $464,000 in tax equivalent interest income, even though average yield was 31 basis points lower. This increase was partially offset by a decrease of $185,000 in interest income on taxable securities. Although the average balance of taxable securities increased $1,555,000, calls and maturities of higher yielding securities resulted in the decreased income. Each loan category experienced a decrease in average rates for the nine months ended September 30, 2010 versus the same period in 2009 with a decrease of $43,000 and $52,000 in home equity and installment interest income. Partially offsetting these decreases in income, growth in average real estate mortgages of $7,712,000 and a $2,136,000 increase in average time and demand loans outpaced the decrease in average yield resulting in an increase in interest income of $39,000 and $46,000 respectively. The net result was a decrease in interest income of $10,000 from a combination of the variable rate features in some of the loan products as well as the replacement of maturing loans with new, lower-yielding ones.

Interest expense on interest bearing liabilities decreased $1,163,000 and average yields decreased 63 basis points from 2.05% for the nine months ended September 30, 2009 to 1.42% for the same period in 2010. Interest expense decreased $591,000 on interest bearing deposits and $570,000 on Federal Home Loan Bank borrowings. Cost of interest bearing deposits and Federal Home Loan Bank borrowings decreased 50 basis points and 14 basis points respectively. Interest expense on time deposits decreased $707,000 and yields decreased 89 basis points to 1.91% for the nine months ended September 30, 2010. Although the average balance of time deposits increased $20,784,000 or 13.8%, the lower interest rate environment resulted in the decreased interest expense. Partially offsetting this decrease was a $108,000 and 7 basis point increase in interest expense on savings and insured money market deposits. Interest on long term debt decreased due to the repayment of $20 million in higher yielding Federal Home Loan Bank advances.

The total average balance for interest bearing assets was $394,560,000 for the nine month period ended September 30, 2010 compared to $373,494,000 for the same nine month period in 2009, an increase of $21,066,000 or 5.6%. The overall yield on average interest earning assets decreased 23 basis points from 6.09% in 2009 to 5.86% in 2010. Average loans increased $9,957,000 or 3.7% to $278,369,000 and average investment securities increased $14,992,000 or 14.8% to $116,050,000 for the nine months ended September 30, 2010. Partially offsetting these increases, average other interest earning assets, primarily consisting of federal funds sold, decreased $3,883,000 or 96.5%, from $4,024,000 to $141,000 for the nine months ended September 30, 2010. Total average interest bearing liabilities increased $22,932,000 or 7.7% from $297,121,000 for the nine month period ended September 30, 2009 compared to $320,053,000 for the same nine month period in 2010. Average interest bearing deposits increased $41,049,000 due to an increase of $20,784,000 or 13.8% in average time deposits to $171,489,000, and an increase in savings and insured money market deposits of $15,417,000 or 19.5% to $94,447,000 and increase in NOW and super NOW deposits of $4,848,000 or 14.3% to $38,707,000. Total average deposits increased as a result of increased sales efforts and competitive pricing. Average long-term debt, which is long-term fixed rate Federal Home Loan Bank borrowings, decreased $17,766,000 or 54.2% to $15,000,000 for the nine months ended September 30, 2010 due to the repayment of $20 million borrowing which was not replaced.

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

ITEM 4.   CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 1A.   RISK FACTORS

The following has been added to the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009:

In addition to the tightened capital standards to be imposed as a result of the Dodd-Frank Act, the Basel Committee on Bank Supervision recently announced higher global minimum capital standards (Basel III).  Basel III has not been formally adopted and, at this time, it is unclear what the effect on the Bank will be.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

Not Applicable

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

November 12, 2010