Form 10-K
period 2010-12-31
JEFFERSONVILLE BANCORP
filed 2011-03-24
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to____________

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

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock, $0.50 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

As of June 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,636,000 based on the closing price of $11.50 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 24, 2011
Common Stock, $0.50 par value per share	4,234,505 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held	Part III Items 10, 11, 12, 13 and 14
April 26, 2011 (Proxy Statement)

JEFFERSONVILLE BANCORP INDEX TO FORM 10-K

		Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	12

Item 2.	Properties	12

Item 3.	Legal Proceedings	12

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity,
	Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 8.	Financial Statements and Supplementary Data	30

Item 9.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	66

Item 9A.	Controls and Procedures	66

Item 9B.	Other Information	66

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	67

Item 11.	Executive Compensation	67

Item 12.	Security Ownership of Certain Beneficial Owners
	and Management, and Related Stockholder Matters	67

Item 13.	Certain Relationships and Related Transactions and Director Independence	67

Item 14.	Principal Accountant and Fees and Services	67

PART IV

Item 15.	Exhibits, Financial Statement Schedules	68

	Signatures	69

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

At December 31, 2010 and 2009, the Company had total assets of $430.8 million and $422.7 million, securities available for sale of $104.7 million and $91.3 million, securities held to maturity of $6.0 million and $8.2 million, and net loans receivable of $277.8 million and $275.4 million, respectively. At December 31, 2010 and 2009, total deposits were $350.9 million and $352.2 million, respectively. At December 31, 2010 and 2009, stockholders’ equity was $47.5 million and $44.7 million, respectively.

The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank had eleven additional branch office locations in Bloomingburg, Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro, White Lake and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 131 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

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

The Bank has three subsidiaries, FNBJ Holding Corporation, which is a Real Estate Investment Trust (REIT) and is wholly-owned by the Bank and two other wholly-owned subsidiaries which hold, and thereby limit the liability on, selected foreclosed properties of the Bank.

The Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available on the Company’s website, www.jeffbank.com or upon request submitted to John A. Russell, P.O. Box 398, Jeffersonville, New York 12748.

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit and IRA accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2010, 2009 and 2008.

Loan Products. The Company originates residential and commercial real estate loans, as well as commercial, consumer and agricultural loans, to borrowers primarily in Sullivan County, New York, designed to meet the banking needs of individual customers, businesses and municipalities. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

Please see item 7, Results of Operations 2010 versus 2009 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

Commercial Loans and Commercial Real Estate Loans. The Bank offers a variety of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customers, underwritten with terms and conditions reflective of risk profile objectives and corporate earnings requirements. These products are offered at all branch locations. All commercial and commercial real estate loans are governed by a commercial loan policy which was developed to provide a clear framework for determining acceptable levels of credit risk, underwriting criteria, monitoring existing credits, and managing problem credit relationships. Credit risk control mechanisms have been established and are monitored closely for compliance by the internal auditor and an external loan review company.

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

Credit decisions are made under the guidance of a standard consumer loan policy, with the assistance of senior credit managers. The loan policy was developed to provide definitive guidance encompassing credit underwriting, monitoring and management. Under the policy, unsecured consumer loans are granted to customers of good character who have an assured income, with a guideline of at least one year’s steady employment, a satisfactory credit record, and a guideline debt to income ratio of 40%. The quality and condition of the consumer loan portfolio, as well as compliance with established standards, is also monitored closely.

A borrower’s ability to repay consumer debt is generally dependent upon the stability of the income stream necessary to service the debt. Adverse changes in economic conditions resulting in higher levels of unemployment increase the risk of consumer defaults. Risk of default is also affected by a customer’s total debt obligation. While the Bank can analyze a borrower’s capacity to repay at the time a credit decision is made, subsequent extensions of credit by other financial institutions may cause the customer to become over-extended, thereby increasing the risk of default.

Residential Real Estate Loans. The Company originates a variety of mortgage loan products including fixed rate mortgages and adjustable rate mortgages. All mortgage loans originated are held in the Bank’s portfolio. The Bank’s residential real estate loan policy is designed to originate a diversified mix of 15-30 year fixed and variable rate, single and multi-family home loans with loan-to-value rates ranging from 60-80%. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower’s employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

SUPERVISION AND REGULATION

The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHC Act”). As such, the Federal Reserve is the Company’s primary federal regulator, and the Company is subject to extensive regulation, examination, and supervision by the Federal Reserve. The Bank is a national banking association, chartered by the Office of the Comptroller of the Currency (“OCC”). The OCC is the Bank’s primary federal regulator, and the Bank is subject to extensive regulation, examination, and supervision by the OCC. In addition, the Federal Deposit Insurance Corporation (“FDIC”) has authority to conduct special examinations of insured depository institutions, such as the Bank, as deposit insurer.

Each of the federal banking agencies, including the Federal Reserve and the OCC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. The guidelines apply on a consolidated basis and require bank holding companies (on a consolidated basis) and banks to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. For those banks that do not have the highest regulatory ratings, the minimum Tier 1 leverage ratio is 4%. The capital adequacy guidelines also require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Under the Federal Reserve guidelines, certain small bank holding companies with pro forma consolidated assets of less than $500 million, such as the Company, are not required to follow the risk-based and leverage capital guidelines. As of December 31, 2010, the Bank’s leverage ratio was 10.4%, its ratio of Tier 1 capital to risk-weighted assets was 15.7%, and its ratio of qualifying total capital to risk-weighted assets was 17.0%. The federal banking agencies may set higher minimum capital requirements for bank holding companies and banks whose circumstances warrant it, such as companies or banks anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Bank of any special capital requirement applicable to it.

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

The Bank also is subject to regulatory limits on its ability to pay dividends to the Company. By statue, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2010, the Bank had approximately $2.2 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Wall Street Reform Act amended the Federal Deposit Insurance Act (the “FDIA”), effective December 31, 2010, to temporarily provide unlimited deposit insurance coverage for funds held in noninterest-bearing transaction accounts through December 31, 2012. This coverage is separate from, and in addition to, the $250,000 coverage provided to depositors with other accounts held with the Bank. While similar to the FDIC’s Transaction Account Guarantee Program, which expired December 31, 2010, low-interest Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyer Trust Accounts (IOLTAs) do not qualify for unlimited coverage.

The deposits of the Bank are subject to the deposit insurance premium assessments of the Deposit Insurance Fund (“DIF”). The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF. The assessment rate may, therefore, change when that level of risk changes.

In February 2011, the FDIC adopted a final rule making certain changes to the deposit insurance assessment system, many of which were made as a result of provisions of the Wall Street Reform Act. The final rule also revises the assessment rate schedule effective April 1, 2011, and adopts additional rate schedules that will go into effect when the Deposit Insurance Fund (DIF) reserve ratio reaches various milestones. The final rule changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule suspends FDIC dividend payments if the DIF reserve ratio exceeds 1.5 percent, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

In calculating assessment rates, the rule adopts a new “scorecard” assessment scheme for insured depository institutions with $10 billion or more in assets. It retains the risk category system for insured depository institutions with less than $10 billion in assets, such as the Bank, assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation, as defined by the rule. Depending on the DIF reserve ratio, the total base assessment rates for each risk category will be as follows:

Basis Points
DIF Reserve Ratio	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
< 1.15%	2.5 – 9	9 – 24	18 – 33	30 – 45
1.15 – 2%	1.5 – 7	7 – 22	14 – 29	25 – 40
2 – 2.5%	1 – 6	5 – 20	12 – 27	23 – 38
> 2.5%	0.5 – 5	4.5 – 19	10 – 25	20 – 35

The rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the invoices for assessments due September 30, 2011.

The FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2010, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0106 per $100 of deposits for the first quarter of 2009 to $0.0104 per $100 of deposits for the fourth quarter of 2009. The Bank paid $33,000 of FICO assessments in 2009. For the first quarter of 2011, the FICO assessment rate is $0.0102 per $100 of deposits. The Bank paid a total of $38,000 in special and regular assessments during 2010.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2010, the Bank satisfied this requirement.

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

Over the past several years, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant write-downs in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

The Wall Street Reform Act, passed into law on July 21, 2010, represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Wall Street Reform Act creates a new federal Consumer Financial Protection Bureau (CFPB), tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

The CFPB will begin operations on July 21, 2011. It will have broad authority to write regulations regarding consumer financial products and services. These regulations will apply to numerous types of entities, including insured depository institutions such as the Bank. Such regulations will not be proposed until the CFPB begins operations. It is impossible to predict at this time the content or number of such regulations.

In addition to the self-implementing provisions of the statute, the Wall Street Reform Act calls for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized and/or issued in proposed form, many have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Wall Street Reform Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

TAXATION

The Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income taxes are as follows for the years ended December 31 (in thousands):

Tax Expense (Benefit)	2010	2009	2008
Federal	$559	$(791)	$1,135
State	60	57	57
Deferred tax (benefit)	(337)	1,417	(2,053)
Total income taxes	$282	$683	$(861)

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

COMPETITION

The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 42 branches of commercial banks, savings banks, savings and loan associations and other financial organizations.

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

NUMBER OF PERSONNEL

At December 31, 2010, there were 131 persons employed by the Bank.

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

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition, the Bank cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year plus the previous two years. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2010, approximately $2.2 million was available for the payment of dividends without prior OCC approval.

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

The majority of the provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions with which we will have to comply with. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact the Company’s results of operations, financial condition or liquidity, any of which may impact the market price of the Company’s common stock.

The Company’s profitability depends significantly on local and national economic conditions.

We make loans and most of our assets are located in Sullivan County, New York as well as some adjacent areas in New York and Pennsylvania. Adverse changes in economic conditions in these markets could compromise our ability to collect loans, could reduce the demand for loans, and otherwise could negatively affect our performance and financial condition. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

While the stability of the financial and capital marketplaces in the United States improved in 2010, global economic troubles and weak domestic growth indicators, especially stubbornly high unemployment, continued to create uncertainty of economic recovery in the near term. Passage of the sweeping Dodd-Frank Financial Reform Act has broad implications for lenders and details of many of its provisions have yet to be fully implemented by regulatory agencies. As a consumer driven legislative initiative, the end result is expected to be negative for the banking industry as a whole.

As a lender, we may be adversely affected by general economic weaknesses, and, in particular, a sharp downturn in the housing industry in the states of New York and Pennsylvania. A depressed economy has led to higher foreclosure rates increased charges to the allowance for loan losses and the reduction in real estate values in Sullivan County. No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in an increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

There can be no assurance that recent government action will help stabilize the U.S. financial system and will not have unintended adverse consequences.

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions. The Emergency Economic Stabilization Act of 2008 (the “EESA”), was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the Federal Reserve was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Federal Reserve’s first efforts to maintain low long-term interest rates by purchasing mortgage backed securities ended in the spring of 2010 and was largely successful in holding those rates in check. As a European solvency crisis emerged in April, rates sank lower as investors sought the safety of the treasury market. However, a second initiative by the Federal Reserve in the fall of 2010 involving the purchase of long term U.S. Treasury bonds had the opposite of the desired effect, driving rates up nearly 100 basis points in the span of two months leading into the end of the year. Also late in 2010, Congress passed and the President signed into law an extension of current tax cuts which were set to expire at the end of the year, with an additional stimulus of a 2% reduction in Social Security payroll taxes for nearly all wage earners in 2011.

Other government action, such as the Homeowner Affordability and Stability Plan which was intended to prevent mortgage defaults and foreclosures, which may provide benefits to the economy as a whole, but may also reduce the value of certain mortgage loans or other mortgage-related securities which investors, such as the Company, may hold. There can be no assurance as to the actual impact that these or other government actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

Declining residential and commercial real estate values could threaten the soundness and collectability of the real estate loans in the Bank’s portfolio.

At December 31, 2010, 64.5% of the total assets of the Company, or $277,812,000, consisted of net loans. Of that amount, $247,647,000 or 89.1% of net total loans were secured by residential or commercial real estate. Based on information from the National Association of Realtors, the average residential real estate sales price in its primary market area for the quarter ended December 31, 2010 has fallen approximately 13% from the average residential real estate sales price for the comparable quarter in 2009. See Management’s Discussion and Analysis – Nonaccrual and Past Due Loans.

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

The Bank owns local non-rated municipal securities which are intended to be held until maturity. At December 31, 2010 the carrying value of these investment securities was $6,021,000. If declining economic activity and real estate values result in significant reduced tax revenues to the municipal entities which issued these securities, the entities could be forced to default on repayment of the securities, having an adverse effect on the Bank’s financial condition.

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

We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without corresponding increases in non-interest expenses. We cannot assure you that we will be successful in continuing our growth strategies, due, in part, to delays and other impediments inherent in our highly regulated industry, limited availability of qualified personnel or unavailability of suitable branch sites. The Company is committed to maintaining loan credit quality and sacrificing growth in the loan portfolio if necessary. In addition, the success of our growth strategy will depend, in part, on continued favorable economic conditions in our market area.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has eleven branch locations and an operations center all within Sullivan County. Our branches are located in Bloomingburg, Callicoon, Eldred, Liberty, Livingston Manor, Loch Sheldrake, Monticello (two), Narrowsburg, White Lake and Wurtsboro. The Bank owns the main office and operations center along with seven branches: Bloomingburg, Eldred, Liberty, Livingston Manor, Loch Sheldrake, Narrowsburg and one location in Monticello. We occupy four branch locations pursuant with a lease arrangement in Callicoon, White Lake, Wurtsboro and one located in a Wal*Mart store in Monticello.

The Company’s leases for Callicoon, Wal*Mart, Wurtsboro and White Lake expire in 2012, 2014, 2020, and 2030 respectively. A renewal options exists for Callicoon for an additional 15 years. Future minimum lease payments are disclosed under the title Contractual Obligations.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2010 (in thousands):

Premises and Equipment	2010
Land	$1,057
Buildings and improvements	6,563
Furniture and fixtures	337
Equipment	4,191
12,148
Less accumulated depreciation and amortization	6,864
Total premises and equipment, net	$5,284

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to business.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Small Cap Market under the symbol JFBC. There are currently no market makers for the stock but the following investment firms are known to handle Jeffersonville Bancorp stock transactions: E*TRADE Securities LLC, TD Ameritrade, Inc. and Stifel, Nicolaus & Company, Inc. The following table shows the range of high and low sale prices for the Company’s stock and cash dividends paid for the quarters indicated.

			Cash
	Sales	Sales	dividends
For the Quarter Ended:	low	high	paid
December 31, 2010	$10.04	$11.25	$0.13
September 30, 2010	$10.00	$11.25	$0.13
June 30, 2010	$11.00	$12.45	$0.13
March 31, 2010	$9.50	$12.60	$0.13
December 31, 2009	$9.00	$10.03	$0.13
September 30, 2009	$8.62	$9.75	$0.13
June 30, 2009	$8.56	$9.75	$0.13
March 31, 2009	$8.52	$9.78	$0.13

Number of Holders of Record. At the close of business on February 28, 2011, the Company had 1,393 stockholders of record of the 4,234,505 shares of common stock then outstanding.

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

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock for the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an investment of $100 on December 31, 2005 and the reinvestment of all dividends since that date to December 31, 2010 and is compared to the cumulative total return of the NASDAQ - Composite Index and the SNL Bank $250m - $500m Index. The data used was obtained from published sources and is believed to be accurate.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN FISCAL YEAR ENDED DECEMBER 31, 2010

	Period Ending December 31,
Index:	2005	2006	2007	2008	2009	2010
Jeffersonville Bancorp	100.00	80.99	61.58	44.22	46.32	53.74
NASDAQ Composite Index	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $250M-$500M Index	100.00	104.48	84.92	48.50	44.89	50.24

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(In thousands, except share and per share data)

December 31,	2010	2009	2008	2007	2006
Results of Operations
Interest income	$21,838	$21,827	$22,953	$23,479	$23,881
Interest expense	4,365	5,847	7,228	8,615	8,211
Net interest income	17,473	15,980	15,725	14,864	15,670
Provision (credit) for loan losses	2,300	1,300	265	(370)	90
Net income	3,129	3,084	2,702	4,275	4,943
Financial Condition
Total assets	$430,787	$422,684	$398,567	$387,430	$397,291
Total deposits	350,906	352,205	296,724	299,242	325,073
Gross loans	282,147	279,407	267,563	252,985	250,760
Stockholders’ equity	47,498	44,663	42,662	43,958	41,275
Average Balances
Total assets	$439,150	$415,678	$393,964	$389,384	$400,535
Total deposits	366,486	327,257	300,984	315,941	326,136
Gross loans	279,174	270,361	259,713	250,277	246,890
Stockholders’ equity	46,605	43,755	43,929	42,249	42,272
Financial Ratios
Net income to average total assets	0.71%	0.74%	0.69%	1.10%	1.23%
Net income to average stockholders’ equity	6.71%	7.05%	6.15%	10.12%	11.69%
Average stockholders’ equity to average total assets	10.61%	10.53%	11.15%	10.85%	10.55%
Share and Per Share Data
Basic earnings per share	$0.74	$0.73	$0.64	$1.00	$1.13
Dividends per share	$0.52	$0.52	$0.52	$0.50	$0.48
Dividend payout ratio	70.4%	71.4%	81.5%	49.9%	42.4%
Book value at year end	$11.22	$10.55	$10.08	$10.38	$9.59
Total dividends paid	$2,202,000	$2,202,000	$2,202,000	$2,134,000	$2,098,000
Average number of shares outstanding	4,234,459	4,234,321	4,234,321	4,266,397	4,376,494
Shares outstanding at year end	4,234,505	4,234,321	4,234,321	4,234,321	4,305,348

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Interest income	$5,389	$5,484	$5,572	$5,393	$5,482	$5,565	$5,407	$5,373
Interest expense	(958)	(1,110)	(1,153)	(1,144)	(1,277)	(1,438)	(1,539)	(1,593)
Net interest income	4,431	4,374	4,419	4,249	4,205	4,127	3,868	3,780
Provision for loan losses	(650)	(650)	(800)	(200)	(800)	(350)	—	(150)
Non-interest income	844	673	654	786	993	890	854	891
Non-interest expenses	(3,542)	(3,540)	(3,676)	(3,961)	(3,671)	(3,570)	(3,645)	(3,655)
Income before income taxes	1,083	857	597	874	727	1,097	1,077	866
Income tax (expense) benefit	(142)	(89)	32	(83)	(91)	(281)	(199)	(112)
Net income	$941	$768	$629	$791	$636	$816	$878	$754
Basic earnings per share	$0.22	$0.18	$0.15	$0.19	$0.15	$0.19	$0.21	$0.18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The Parent Company is a bank holding company founded in 1982 and headquartered in Jeffersonville, New York. The Parent Company owns 100% of the outstanding shares of the Bank’s common stock and derives substantially all of its income from the Bank’s operations in the form of dividends paid to the Parent Company. The Bank is a national bank chartered in 1913 serving Sullivan County, New York with branch offices in Jeffersonville, Bloomingburg, Eldred, Liberty, Loch Sheldrake, Monticello (two), Livingston Manor, Narrowsburg, Callicoon, White Lake and Wurtsboro. The Bank’s administrative offices are located in Jeffersonville, New York.

The Company’s mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch.

The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic conditions, primarily interest rates trend, affecting the entire banking industry. Changes in net interest income and provisions for loan losses have the greatest impact on the Company’s profits. As high unemployment lingers and economic activity remains stagnant, loan delinquencies have increased. Real estate values in the nation, and particularly Sullivan County, remain depressed and a large segment of the Company’s assets are in real estate secured loans. As a result, provisions for loan losses increased by $1.0 million in 2010 as compared to 2009. This trend is not likely to reverse in the short term and similar results are expected in 2011. While long term interest rates rose in the latter part of 2010, short term rates have remained at historic lows. This benefited the Company’s net interest margin as most of the Company’s liabilities are short term. This trend is likely to continue in 2011 as the Federal Reserve continues to indicate their intention to keep short term rates low for an extended period.

The Company has a long history of profitable operations and a strong capital base that have been the foundation of the Company since its inception. Management believes this trend will continue and the Company will be well positioned to take advantage of business opportunities when the current economic downturn reverses course.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. See Item 7 Management’s Discussion and Analysis/ Allowance for Loan Losses for further discussion. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Impaired securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether the impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, management utilizes criteria such as the reasons underlying the impairment, the magnitude and duration of the impairment and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the security. In addition, the total impairment is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income (loss).

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, turn to page 39.

FINANCIAL CONDITION

Total assets increased by $8.1 million or 1.9% to $430.8 million at December 31, 2010 from $422.7 million at December 31, 2009. The increase was primarily due to a $13.3 million or 14.6% increase in securities available for sale to $104.7 million at December 31, 2010 from $91.3 million at December 31, 2009, a $2.4 million or 0.9% increase in loans, net of allowance, from $275.4 million at December 31, 2009 to $277.8 million at December 31, 2010, and an increase in Bank owned life insurance of $971,000 to $15.6 million at December 31, 2010. Partially reducing these increases was a decrease of $5.8 million or 43.6% in cash and cash equivalents from $13.3 million at December 31, 2009 to $7.5 million at December 31, 2010, a decrease in held to maturity securities of $2.2 million or 26.7% to $6.0 million at December 31, 2010 from $8.2 million at December 31, 2009 and a decrease in other assets of $1.8 million primarily due to retirement plan amendments. Overnight borrowings were used to fund short term liquidity needs. Deposits decreased $1.3 million to $350.9 million or 0.4% at December 31, 2010. Time deposits decreased $19.9 million or 11.4% to $154.6 million at December 31, 2010 from $174.5 million at December 31, 2009. Demand deposits decreased $1.4 million or 2.2% to $62.9 million at December 31, 2010. Partially offsetting this, savings and insured money market accounts increased $19.0 million or 23.8% from $79.9 million at December 31, 2009 to $99.0 million at December 31, 2010. NOW and Super NOW deposits increased $1.0 million or 3.0% to $34.5 million at December 31, 2010. Non-deposit liabilities increased $6.6 million or 25.4% in 2010 from $25.8 million at December 31, 2009 to $32.4 million at December 31, 2010. The increase in non-deposit liabilities was primarily due to an overnight borrowing from the Federal Home Loan Bank of New York of $9.1 million at December 31, 2010. Partially offsetting this increase was a $2.7 million decrease in other liabilities to $7.9 million at December 31, 2010 as a result of retirement plan amendments.

In 2010, total gross loans increased $2.7 million or 1.0% from $279.4 million at December 31, 2009 to $282.1 million at December 31, 2010. Within the loan portfolio, residential mortgages increased $4.6 million or 4.5% and commercial real estate increased by $1.0 million or 1.0%. Home equity, farmland and construction real estate loans decreased, in total, $2.7 million from prior year, and other loans for commercial and consumer purposes decreased $0.6 million or 1.6%. The growth in residential and commercial real estate loans reflects the Company’s strategy to conservatively grow the real estate portfolio. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans because of the value of the underlying collateral. The Company remains committed to maintaining loan credit quality and sacrificing growth in the loan portfolio, if necessary.

There was a $419,000 increase in foreclosed real estate at December 31, 2010 to $1.8 million, up from $1.4 million at December 31, 2009. The balance in both years consisted primarily of commercial property. This commercial property was under a lease agreement, with lease payments being recorded in income. Total nonperforming loans decreased $0.8 million from $13.3 million at December 31, 2009 to $12.5 million at December 31, 2010 primarily due to a decrease in nonperforming commercial mortgages. Net loan charge-offs increased from $482,000 in 2009 to $1,953,000 in 2010 due to increased write-offs as a result of lower property values. At December 31, 2010, the allowance for loan losses equaled $4.3 million representing 1.54% of total gross loans outstanding and 34.7% of total nonperforming loans.

Total stockholders’ equity was $47.5 million at December 31, 2010, an increase of $2.8 million over December 31, 2009 at $44.7 million. This increase was the result of $3.1 million of net income and a $1.9 million change in accumulated other comprehensive income (loss) from a loss of $1.5 million to income of $0.4 million partially offset by cash dividends of $2.2 million.

RESULTS OF OPERATIONS 2010 VERSUS 2009

Net Income
Net income for 2010 of $3.1 million increased 1.5% or $45,000 from 2009. Net interest income after provision for loan losses increased $493,000 or 3.4% to $15.2 million for the year ended December 31, 2010. This increase was comprised of a decrease in interest expense of $1.5 million or 25.3%, from $5.8 million for the year ended December 31, 2009 to $4.4 million for the same period ended December 31, 2010, partially offset by an increase in the provision for loan losses of $1.0 million to $2.3 million for the year ended December 31, 2010. A further discussion of the provision follows in the “Summary of Loan Loss Experience” below. Interest and dividend income increased $11,000 year over year. This was the net effect of an increase in interest earned on tax-exempt securities of $366,000 partially offset by lower earnings on taxable securities in the amount of $287,000. The change in interest income was due to an increase in the amount of higher yielding tax-exempt securities and a decrease in the amount of taxable security holdings. The decrease in interest expense was primarily due to a decrease in interest expense on deposits of $0.8 million or 17.6% due to the lower interest rate environment and $0.7 million or 52.9% of interest expense on Federal Home Loan Bank borrowings due to reduced borrowing levels during 2010. Non-interest income decreased a decrease of $0.7 million or 18.5% from $3.6 million in 2009 to $3.0 million in 2010 due to a $446,000 decrease in net security gains and a $143,000 decrease in service charge income. Non-interest expense increased $178,000 primarily due to a $225,000 increase in other non-interest expense. See “Non-Interest Income and Non-Interest Expense” below for further discussion.

Tax Equivalent Interest Income and Interest Expense
Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $18.7 million for 2010 represented an increase of 9.9% over 2009. Net interest margin increased 22 basis points to 4.73% in 2010 compared to 4.51% in 2009 due to reduced interest rates on interest bearing assets combined with a relatively fixed interest rate on long-term debt. The total of tax equivalent interest earning assets and interest bearing liabilities increased a net of $1.7 million as a result of a $0.2 million increase in total interest bearing assets and decrease in interest bearing liabilities of $1.5 million.

Total tax equivalent interest income for 2010 was $23.0 million, compared to $22.8 million in 2009 with the average yield on assets decreasing from 6.06% in 2009 to 5.83% in 2010. The net increase of $196,000 or 4.7% in 2010 is largely the result of a $551,000 increase in tax equivalent interest income on tax-exempt securities due primarily to an increase of $12.1 million in average balance of tax-exempt securities. This increase was partially offset by a $287,000 decrease in interest on taxable securities, as a result of a 54 basis point reduction in yield as higher-yielding securities were called or matured and replaced with lower-yielding securities, and a $58,000 decrease in interest on loans. Despite average loan balances increasing in all but the installment loan category for a net increase of $8.8 million to $279.2 million from $270.4 million in 2009, combined yields decreased 23 basis points from 6.51% in 2009 to 6.28% in 2010. Loan growth in real estate, fixed rate home equity, and time and demand loans amounted to $6.9 million, $0.5 million and $2.1 million, respectively. The average loan yields on those loans decreased 24 basis points, 24 basis points and 0 basis points, respectively. New lower-yielding loans comprising a greater percentage of total loans resulted in the lower yields. As the variable rate on time and demand loans are tied to the Bank’s prime rate, which has remained constant, the yield on time and demand loans was 4.32% for both years.

Total interest expense in 2010 decreased $1.5 million to $4.4 million from $5.9 million in 2009 primarily as a result of a decrease in average rates paid on total interest bearing liabilities from 1.95% in 2009 to 1.37% in 2010. The average balance of interest bearing liabilities increased $19.0 million from $299.4 million in 2009 to $318.4 million in 2010, an increase of 6.3%. The increase was the result of a $34.6 million increase in average balance of interest bearing deposits, due to sales initiatives which caused customers to retain their funds in the relative safety of bank deposits, partially offset by a $15.6 million decrease in average federal funds purchased and long-term debt. Despite the increase in average interest bearing deposits, total interest expense decreased 58 basis points due to market conditions and the lower-yielding environment. While average time deposits increased $13.8 million, interest paid on these deposits decreased $939,000 or 8.9% due to a 78 basis point reduction in interest rates paid from a yield of 2.63% in 2009 to 1.85% in 2010. Average savings and insured money market deposits increased $16.2 million or 20.3% to $96.0 million for 2010 with a 4 basis point or $124,000 increase in interest expense due to higher average balances despite lower interest rates. The yield on average fixed rate long-term debt decreased 11 basis points to 4.03% due to the maturities of $20.0 million in debt during 2009.

Non-Interest Income and Non-Interest Expense
Non-interest income primarily consists of service charges, commissions and fees for various banking services, earnings on bank-owned life insurance and security gains and losses. Total non-interest income of $2,957,000 in 2010 was a decrease of $671,000 over 2009. The bulk of this decrease was due to lower income generated from the sale of securities in the amount of $446,000, a decrease in service charge income of $143,000 and an $278,000 increase in foreclosed real estate expenses partially offset by $191,000 in gain on the sale of foreclosed real estate. As credit markets stabilized in 2010, fewer securities were sold for gains, resulting in lower profits from those transactions. Service charge income decreased $143,000 or 8.5% to $1,534,000 for the year ended December 31, 2010 as a result of lower overdraft and service charge fees. Foreclosed real estate expense increased $278,000 to $341,000 for the year ended December 31, 2010 due to carrying costs associated with an increased level of foreclosed real estate.

Non-interest expense increased by $178,000 or 1.2% to $14.7 million for the year ended December 31, 2010. The increase in total non-interest expense was primarily the result of an $225,000 or 5.8% increase other non-interest expense to $4.1 million in 2010, partially offset by a $85,000 decrease in salaries and employee benefits, from $8.6 million to $8.5 million in 2010. Other non-interest expense increased due to the payment of $266,000 in real estate taxes on pre-foreclosed properties to secure the Bank’s interest, an increase of $66,000 in stationery and supplies partially offset by a decrease in FDIC assessment of $118,000 to $682,000 in 2010. Salaries and employee benefits decreased $85,000 primarily due a $245,000 reduction in profit incentive payouts and a $208,000 decreased in benefits, primarily the result of the effect of retirement plan amendments, partially offset by an increase of $398,000 in salaries associated with the opening of two new branches and normal annual increases.

Income Tax Expense
Income tax expense totaled $0.3 million in 2010 versus $0.7 million in 2009. The effective tax rate approximated 8.3% in 2010 and 18.1% in 2009. The relatively low effective tax rates in 2010 and 2009 reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

Provision for Loan Losses
The provision for loan losses was $2,300,000 in 2010 as compared to $1,300,000 in 2009 largely as a result of increased charge offs and higher non-accrual loan activity in 2010. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance that management has determined to be necessary to absorb probable credit losses inherent in the loan portfolio. The allowance is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance quarterly using past loan loss experience to establish base allowance pool rates for commercial mortgages, commercial loans, residential loans, consumer and other loans. Past loan loss experience is used to develop an eight quarter rolling trend analyses for special mention and substandard loans, including non-accrual loans, which are used as a base for determining base allowance rates. The method used in this calculation collects all commercial loans from one year ago, observes their status and rating at the current time, and computes the average loss for these rating categories by comparing the losses experienced by those particular loans to the loans in the different rating categories from one year ago. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates (25%) unless specifically reviewed and deemed impaired as described below.

Prior to applying the allowance pool rate, commercial mortgages and commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more are individually considered for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial mortgages and commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

Residential, consumer and other loans are considered homogenous pools and are not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in general accepted accounting principles or other factors.

Summary of Loan Loss Experience
The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category (dollars in thousands):

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES

	2010	2009	2008	2007	2006
Balance at beginning of year	$3,988	$3,170	$3,352	$3,516	$3,615
Charge-offs:
Commercial loans - financial and agriculture	(254)	(301)	(294)	(106)	(208)
Commercial mortgages	(1,458)	—	—	—	—
Residential mortgages(1)	(220)	(95)	(21)	(5)	(66)
Installment loans - consumer	(89)	(150)	(179)	(118)	(156)
Other loans	(88)	(102)	(153)	(89)	(103)
Total charge-offs	(2,109)	(648)	(647)	(318)	(533))
Recoveries:
Commercial loans - financial and agriculture	51	25	80	388	187
Residential mortgages(1)	3	3	9	5	—
Installment loans - consumer	47	74	47	72	98
Other loans	55	64	64	59	59
Total recoveries	156	166	200	524	344
Net recoveries (charge-offs)	(1,953)	(482)	(447)	206	(189)
Provision charged (credited) to operations	2,300	1,300	265	(370)	90
Balance at end of year	$4,335	$3,988	$3,170	$3,352	$3,516
Ratio of net (recoveries) charge-offs to average outstanding loans	0.70%	0.18%	0.17%	(0.08)%	0.08%
1 Includes home equity loans

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

The provision for loan losses was $2,300,000 for the year ended December 31, 2010, up from $1,300,000 for 2009 due to increased charge-off levels which raised overall pool rates. The allowance for loan losses was $4.3 million at December 31, 2010, $4.0 million at 2009, and $3.2 million at 2008. Net loan charge-offs increased to $1,953,000 in 2010 from $482,000 in 2009 and gross charge-offs increased to $2,109,000 in 2010 from $648,000 in 2009. In 2010, $1,458,000 was charged off on commercial real estate mortgages due to lower property values in Sullivan County. There were no charge-offs or recoveries on commercial real estate mortgages for the years ended 2009 and 2008. The allowance as a percentage of total loans was 1.54% at December 31, 2010, compared to 1.43% and 1.18% at December 31, 2009 and 2008, respectively. The allowance’s coverage of nonperforming loans was 34.7% at December 31, 2010 compared to 30.0% and 51.8% at December 31, 2009 and 2008, respectively. Total nonperforming loans decreased $817,000 million to $12.5 million at December 31, 2010 from $13.3 million at December 31, 2009. Despite the continuing high levels of nonperforming loans and the downturn in local economic conditions, the Bank is and has been committed to common sense lending practices, sacrificing loan quantity for quality. This policy is reflected in the Banks net charge-off (recovery) history in the above table. While nonperforming loans have increased, the Bank’s management believes that loans remain well collateralized. No portion of the allowance for loan losses is restricted to any loan or group of loans, as the entire allowance is available to absorb charge-offs in any loan category. The amount and timing of future charge-offs and allowance allocations may vary from current estimates and will depend on local economic conditions. The following table shows the allocation of the allowance for loan losses to major portfolio categories and the percentage of each loan category to total loans outstanding.

Commercial nonperforming loans are evaluated individually for impairment. As of December 31, 2010, there were $10,216,000 in loans, compared to $11,421,000 as of December 31, 2009, which were considered to be impaired. A specific reserve of $831,000 has been established to help reduce the risk on these nonperforming loans in 2010 and $862,000 in 2009. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data adjusted for current conditions.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

At December 31,	2010	2009	2008	2007	2006
Amount of Allowance for Loan Losses:
Commercial mortgages	$2,160	$1,799	$1,327	$1,117	$1,108
Commercial loans – financial and agricultural	622	561	596	338	412
Residential mortgages(1)	1,213	1,249	895	1,483	1,425
Installment loans - consumer	106	132	113	151	207
Other loans	61	55	54	32	68
Unallocated	173	192	185	231	296
Total	$4,335	$3,988	$3,170	$3,352	$3,516
Percent of Loans in Each Category to Total Loans:
Commercial mortgages	37.2%	37.3%	36.0%	34.9%	34.6%
Commercial loans – financial and agricultural	9.5	9.6	9.6	10.5	11.4
Residential mortgages (1)	50.5	50.2	51.5	51.0	50.1
Installment loans - consumer	2.3	2.4	2.5	3.2	3.9
Other loans	0.5	0.5	0.4	0.4	0.0
1 Includes home equity loans

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

At December 31,	2010	2009	2008	2007	2006
Nonaccrual Loan Category:
Commercial mortgages	$9,150	$10,534	$3,667	$1,819	$1,520
Residential mortgages (1)	939	617	769	368	347
Commercial loans	1,310	886	998	1,574	—
Total nonaccrual loans	11,399	12,037	5,434	3,761	1,867
Loans 90 days or more, still accruing interest	1,091	1,270	686	883	13
Total nonperforming loans	$12,490	$13,307	$6,120	$4,644	$1,880
Percent of Nonperforming Loans outstanding to
Total Loans	4.4%	4.8%	2.3%	1.8%	0.8%
1 Includes home equity loans

Total nonperforming commercial mortgages, residential mortgages and commercial loans represent 8.9%, 1.3% and 5.0% of their respective portfolios totals at December 31, 2010, compared to 10.5%, 1.1%, and 3.6% at December 31, 2009, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution. Nonaccrual loans decreased $763,000 from $12.0 million at December 31, 2009 to $11.4 million at December 31, 2010. Except for specific reserves of $831,000 and $862,000 at 2010 and 2009 respectively, being allocated to certain impaired loans, the remaining loan balances are well collateralized with interest being recognized as received.

From time to time, loans may be renegotiated in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines.

Loan Portfolio
Set forth below is selected information concerning the composition of our loan portfolio with dollar amounts and percentages as of the dates indicated (dollars in thousands).

LOAN PORTFOLIO COMPOSITION

At December 31,	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Mortgage Loans
Residential	$108,397	38.4%	$103,748	37.1%	$103,876	38.9%	$97,411	38.5%	$95,520	38.1%
Commercial	100,427	35.6	99,056	35.5	92,678	34.6	84,383	33.4	82,987	33.1
Home equity	31,968	11.3	32,765	11.7	31,096	11.6	25,977	10.3	24,195	9.6
Farm land	4,551	1.6	4,926	1.8	3,879	1.4	3,883	1.5	3,726	1.5
Construction - residential	2,304	0.8	3,841	1.4	2,737	1.0	5,531	2.2	6,087	2.4
	247,647	87.7	244,336	87.5	234,266	87.5	217,185	85.9	212,515	84.7
Other Loans
Commercial loans	25,864	9.2	26,035	9.3	25,183	9.4	26,431	10.4	28,106	11.3
Consumer installment loans	6,375	2.3	6,752	2.4	6,642	2.5	8,054	3.2	9,773	3.9
Other loans	1,383	0.5	1,402	0.5	1,042	0.4	1,042	0.4	118	0.0
Agricultural loans	878	0.3	882	0.3	430	0.2	273	0.1	248	0.1
	34,500	12.3	35,071	12.5	33,297	12.5	35,800	14.1	38,245	15.3
Total loans	282,147	100.0%	279,407	100.0%	267,563	100.0%	252,985	100.0%	250,760	100.0%
Allowance for loan losses	4,335		(3,988)		(3,170)		(3,352)		(3,516)
Total loans, net	$277,812		$275,419		$264,393		$249,633		$247,244

Historical data restated to conform with current classification.

The following table indicates the amount of variable rate loans in portfolio categories according to their period to maturity (dollars in thousands). The table also indicates the dollar amount of these loans that have predetermined or fixed rates versus variable or adjustable rates.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
(In thousands)
		One year
	One year	Through	After
At December 31, 2010	or less	five years	five years	Total
Maturities of loans:
Commercial and agricultural	$14,572	$9,972	$2,198	$26,742
Real estate construction	3,125	—	—	3,125
Total	$17,697	$9,972	$2,198	$29,867
Interest sensitivity of loans:
Predetermined rate	$4,460	$9,310	$2,198	$15,968
Variable rate	13,237	662	—	13,899
Total	$17,697	$9,972	$2,198	$29,867

Investment Securities
The carrying amount and the fair value of the Company’s investment securities and their expected maturities are outlined in the following tables (in thousands):

INVESTMENT SECURITIES ANALYSIS

Summary of Investment Securities
At December 31,*	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Government sponsored enterprises	$8,570	$8,587	$9,478	$9,471	$29,000	$29,128
Obligations of state and political subdivisions	62,840	63,924	56,947	58,758	42,615	43,520
Mortgage backed securities and collateralized mortgage obligations	32,117	33,211	28,868	29,510	17,819	18,059
Corporate debt and certificates of deposit	4,616	4,665	1,502	1,548	—	—
Equity securities	541	542	549	611	794	896
	$108,684	$110,929	$97,344	$99,898	$90,228	$91,603

*
The analysis shown combines the Company’s securities available for sale and held to maturity. All securities are included above at their amortized cost less impairment charges. An impairment charge of $5,162,000 was recognized for the year ended December 31, 2008. No impairment charge was recorded in 2009 or 2010.

The following table sets forth the maturity distribution, yield (calculated on the basis of the stated yields to maturity, considering applicable premium or discount) and amortized cost of investment securities available for sale and held to maturity (dollars in thousands):

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

December 31, 2010	Under 1 year		1-5 years		5-10 years		After 10 years
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
Government sponsored enterprises	$8,570	3.30%	$—	0.00%	$—	0.00%	$—	0.00%	$8,570
Obligations of state and political subdivisions – tax exempt(1)	10,524	3.67	32,592	3.69	19,280	3.63	444	6.00	62,840
Mortgage backed securities and collateralized mortgage obligations	10,972	3.63	15,523	4.11	2,395	4.64	3,227	4.77	32,117
Corporate debt and certificate of deposit	1,404	4.88	3,212	3.99	—	0.00	—	0.00	4,616
	$31,470	3.39%	$51,327	3.84%	$21,675	3.74%	$3,671	4.92%	$108,143

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

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $17.0 million for 2009 represented an increase of 2.2% over 2008. Net interest margin decreased 8 basis points to 4.51% in 2009 compared to 4.59% in 2008 due to reduced interest rates on interest bearing assets combined with a relatively fixed interest rate on long-term debt. The total of tax equivalent interest earning assets and interest bearing liabilities increased a net of $0.4 million as a result of a decrease in interest bearing liabilities of $1.4 million partially offset by a $1.0 million decrease in total interest bearing assets.

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

Provision for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged off are credited to the allowance when realized. The provision for loan losses was $1,300,000 in 2009 as compared to $265,000 in 2008 largely as a result of increased non-accrual loan activity in 2009. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management used available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believed the current level of the allowance for loan losses was adequate.

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

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets, such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30-day lines of credit of approximately $40.5 million, which may be used to meet unforeseen liquidity demands. The Bank also has the ability to borrow at the Federal Reserve Discount Window which had $4.0 million available in overnight primary credit at December 31, 2010 which is secured by securities held in trust. There were $9.1 million in overnight borrowings at December 31, 2010. The Bank has three separate FHLB term advances totaling $15.0 million at December 31, 2010. The Company also maintains $5.0 million unsecured lines of credit, each, with Atlantic Central Bankers Bank and First Tennessee Bank.

In 2010, cash generated from operating activities amounted to $6.5 million, and cash generated from financing activities was $5.8 million. These amounts were offset by cash used for investing activities in the amount of $18.1 million, resulting in a net decrease in cash and cash equivalents of $5.8 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more and FHLB term advances (in thousands):

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 OR MORE AND FHLB ADVANCES

At December 31, 2010	Deposits	FHLB Advances
Due three months or less	$19,854	$—
Over three months through six months	12,730	—
Over six months through twelve months	13,270	—
Over twelve months	18,656	15,000
Total	$64,510	$15,000

Management anticipates that most of these maturing deposits will be retained at maturity and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity increased $2.8 million or 6.3% in 2010 following an increase of 4.7% in 2009, primarily due to improved accumulated other comprehensive income and net income in 2010.

The Company retained $0.9 million from 2010 net income after the payment of dividends which decreased stockholders’ equity by $2.2 million. In addition, improved accumulated other comprehensive income (loss) increased stockholders’ equity by $1.9 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

Under the Federal Reserve’s risk-based capital rules at December 31, 2010, the Bank’s Tier I risk-based capital was 15.7 % and total risk-based capital was 17.0% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.4% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

As of December 31,	2010	2009
Tier I Capital
Banks’ equity, excluding the after-tax net other comprehensive loss	$44,786	$43,986
Tier II Capital
Allowance for loan losses (1)	$3,570	$3,580
Total risk-based capital	$48,356	$47,566
Risk-weighted assets (2)	$284,821	$285,946
Average assets	$430,433	$418,393
Ratios
Tier I risk-based capital (minimum 4.0%)	15.7%	15.4%
Total risk-based capital (minimum 8.0%)	17.0%	16.6%
Leverage (minimum 4.0%)	10.4%	10.5%

1
For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit and is limited to 1.25% of risk-weighted assets

2	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

CONTRACTUAL OBLIGATIONS

The Company is contractually obligated to make the following principal and interest payments on long-term debt and lease payments as of December 31, 2010 (in thousands):

	Less than	1 to 3	3 to 5	More than
	1 year	years	years	5 years	Total
Federal Home Loan Bank borrowings	$604	$15,664	$—	$—	$16,268
Building leases	141	261	190	854	1,445
Total	$744	$15,925	$190	$854	$17,713

In regard to short-term borrowings, see note 8 of Notes to Consolidated Financial Statements.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL
The following schedule presents the condensed average consolidated balance sheets for 2010, 2009, and 2008. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Year Ended December 31,	2010			2009			2008
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$53,652	$1,974	3.68%	$53,641	$2,261	4.22%	$58,388	$2,844	4.87%
Tax-exempt securities (2)	61,667	3,516	5.70	49,558	2,965	5.98	42,675	2,626	6.15
Total securities	115,319	5,490	4.76	103,199	5,226	5.06	101,063	5,470	5.41
Short-term investments	122	1	0.82	3,187	11	0.35	1,106	29	2.62
Loans
Real estate mortgages	200,751	12,754	6.35	193,887	12,778	6.59	188,579	13,196	7.00
Home equity loans	32,386	1,876	5.79	31,922	1,926	6.03	28,244	1,799	6.37
Time and demand loans	27,579	1,192	4.32	25,455	1,100	4.32	24,849	1,495	6.02
Installment and other loans	18,458	1,712	9.28	19,097	1,788	9.36	18,041	1,848	10.24
Total loans (3)	279,174	17,534	6.28	270,361	17,592	6.51	259,713	18,338	7.06
Total interest earning assets	394,615	23,025	5.83	376,747	22,829	6.06	361,882	23,837	6.59
Other non-interest bearing assets	44,535			38,931			32,082
Total assets	$439,150			$415,678			$393,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$38,376	$96	0.25%	$33,719	$85	0.25%	$30,731	$151	0.50%
Savings and insured money
market deposits	95,953	549	0.57	79,783	425	0.53	82,540	863	1.05
Time deposits	167,894	3,112	1.85	154,124	4,051	2.63	125,460	4,731	3.77
Total interest bearing
deposits	302,223	3,757	1.24	267,626	4,561	1.70	238,731	5,745	2.41
Federal funds purchased and other
short-term debt	1,154	4	0.35	799	3	0.38	7,778	123	1.58
Federal Home Loan Bank borrowings	15,000	604	4.03	30,986	1,283	4.14	32,156	1,360	4.23
Total interest bearing
liabilities	318,377	4,365	1.37	299,411	5,847	1.95	278,665	7,228	2.59
Demand deposits	64,263			59,631			62,253
Other non-interest bearing liabilities	9,905			12,881			9,117
Total liabilities	392,545			371,923			350,035
Stockholders’ equity	46,605			43,755			43,929
Total liabilities and stockholders’
equity	$439,150			$415,678			$393,964
Net interest income – tax effected		18,660			16,982			16,609
Less: Tax gross up on exempt securities		(1,187)			(1,002)			(884)
Net interest income per statements of income			$17,473			$15,980			$15,725
Net interest spread			4.46%			4.11%			4.00%
Net interest margin (4)			4.73%			4.51%			4.59%
1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2010 as compared to 2009, and 2009 as compared to 2008.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	2010 compared to 2009			2009 compared to 2008
	increase (decrease)			increase (decrease)
	due to change in			due to change in
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Investment securities and
securities available for sale (1)	$614	$(350)	$264	$116	$(360)	$(244)
Short-term investments	(11)	1	(10)	55	(73)	(18)
Loans	573	(631)	(58)	752	(1,498)	(746)
Total interest income	1,176	(980)	196	923	(1,931)	(1,008)
Interest Expense
NOW and Super NOW deposits	12	(1)	11	15	(81)	(66)
Savings and insured money market deposits	86	38	124	(29)	(409)	(438)
Time deposits	362	(1,301)	(939)	1,081	(1,761)	(680)
Federal funds purchased and other
short-term debt	1	—	1	(110)	(10)	(120)
Federal Home Loan Bank borrowings	(662)	(17)	(679)	(49)	(28)	(77)
Total interest expense	(201)	(1,281)	(1,482)	908	(2,289)	(1,381)
Net interest income	$1,377	$301	$1,678	$15	$358	$373

1	Fully taxable-equivalent basis.

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

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2011 and ending December 31, 2011 under instantaneous rate shock scenarios.

INTEREST RATE SENSITIVITY TABLE
(Dollars in thousands)

					Projected
					change in net
				Projected	interest income
		Projected	Projected dollar	Percentage	as a percent
Interest Rate		annualized net	change in net	change in net	of total stock-
Shock (1)	Prime rate	interest income	interest income	interest income	holders’ equity
3.00%	6.25%	$17,397	$(1,171)	-6.3%	-14.7%
2.00%	5.25%	$17,817	$(751)	-4.0%	-8.9%
1.00%	4.25%	$18,240	$(328)	-1.8%	-2.7%
No change	3.25%	$18,568	—	—	—
-1.00%	2.25%	$18,868	$300	1.6%	-8.4%
-2.00%	1.25%	$18,703	$135	0.7%	-16.4%
-3.00%	0.25%	$18,611	$43	0.2%	-21.3%

1
Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $1,171,000 or -6.3% in a +3.00% instantaneous interest rate shock and increase by $43,000 or 0.2% in a -3.00% instantaneous interest rate shock. This is within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +3.00% or -3.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is affected by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust them and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrows from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan products that change as interest rates change. Approximately 35% of the Bank’s assets at December 31, 2010 were invested in adjustable rate loans.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2010. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

The Board of Directors discharges its responsibility for the consolidated financial statements through its Audit Committee, which is comprised entirely of non-employee directors. The Audit Committee meets periodically with management, internal auditors and the independent registered public accounting firm. The internal auditor and the independent registered public accounting firm have direct full and free access to the Audit Committee and meet with it, with and without management being present, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

/s/ Wayne V. Zanetti
Wayne V. Zanetti
President and Chief Executive Officer

/s/ John A. Russell
John A. Russell
Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Jeffersonville Bancorp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 24, 2011

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

As of December 31,	2010	2009

ASSETS
Cash and cash equivalents	$7,518	$8,336
Federal funds sold	—	5,000
Total Cash and Cash Equivalents	7,518	13,336
Securities available for sale, at fair value	104,668	91,320
Securities held to maturity, estimated fair value of $6,261 at December 31, 2010 and $8,578 at December 31, 2009	6,021	8,218
Loans, net of allowance for loan losses of $4,335 at December 31, 2010 and $3,988 at December 31, 2009	277,812	275,419
Accrued interest receivable	2,034	1,954
Bank-owned life insurance	15,592	14,621
Foreclosed real estate	1,816	1,397
Premises and equipment, net	5,284	5,020
Restricted investments	2,806	2,341
Other assets	7,236	9,058
Total Assets	$430,787	$422,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$62,864	$64,266
NOW and super NOW accounts	34,502	33,503
Savings and insured money market deposits	98,951	79,905
Time deposits	154,589	174,531
Total Deposits	350,906	352,205

Short-term debt	9,500	212
Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	7,883	10,604
Total Liabilities	383,289	378,021

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 and 4,234,321 outstanding at December 31, 2010 and 2009, respectively	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares and 533,465 shares at December 31, 2010 and 2009 respectively	(4,965)	(4,967)
Retained earnings	43,158	42,231
Accumulated other comprehensive income (loss)	438	(1,468)
Total Stockholders’ Equity	47,498	44,663
Total Liabilities and Stockholders’ Equity	$430,787	$422,684

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the Year Ended December 31,	2010	2009	2008

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$17,534	$17,592	$18,338
Securities:
Taxable	1,974	2,261	2,844
Tax-exempt	2,329	1,963	1,742
Federal funds sold	1	11	29
Total Interest and Dividend Income	21,838	21,827	22,953

INTEREST EXPENSE
Deposits	3,757	4,561	5,745
Federal Home Loan Bank borrowings	604	1,283	1,360
Other	4	3	123
Total Interest Expense	4,365	5,847	7,228

Net interest income	17,473	15,980	15,725
Provision for loan losses	2,300	1,300	265
Net Interest Income After Provision for Loan Losses	15,173	14,680	15,460

NON-INTEREST INCOME
Service charges	1,534	1,677	1,774
Fee income	888	869	908
Earnings on bank-owned life insurance	470	494	529
Net gain loss on sale of securities	98	544	64
Impairment charge on securities	—	—	(5,162)
Net gain (loss) on revaluation and sale of foreclosed real estate	135	(56)	(11)
Foreclosed real estate expense	(341)	(63)	(7)
Life insurance benefit	—	—	1,522
Other non-interest income	173	163	213
Total Non-Interest Income (Loss)	2,957	3,628	(170)

NON-INTEREST EXPENSES
Salaries and employee benefits	8,526	8,611	7,801
Occupancy and equipment expenses	2,072	2,034	2,119
Other non-interest expenses	4,121	3,896	3,529
Total Non-Interest Expenses	14,719	14,541	13,449

Income before income tax expense	3,411	3,767	1,841
Income tax expense (benefit)	282	683	(861)
Net Income	$3,129	$3,084	$2,702

Basic earnings per common share	$0.74	$0.73	$0.64

Average common shares outstanding	4,235	4,234	4,234

Cash dividends declared per share	$0.52	$0.52	$0.52

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share data)

					Accumulated		Common
					other		shares
					compre-	Total	issued
For the years ended	Common	Paid-in	Treasury	Retained	hensive	stockholders’	and
December 31, 2010, 2009 and 2008	stock	capital	stock	earnings	income (loss)	equity	outstanding

Balance at January 1, 2008	$2,384	$6,483	$(4,967)	$41,104	$(1,046)	$43,958	4,234
Net income	—	—	—	2,702	—	2,702
Other comprehensive loss	—	—	—	—	(1,541)	(1,541)
Comprehensive income	—	—	—	—	—	1,161
Adjustment to initially apply ASC 715-60 on Split Dollar Life Insurance	—	—	—	(255)	—	(255)
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2008	2,384	6,483	(4,967)	41,349	(2,587)	42,662	4,234
Net income	—	—	—	3,084	—	3,084
Other comprehensive income	—	—	—	—	1,119	1,119
Comprehensive income	—	—	—	—	—	4,203
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2009	2,384	6,483	(4,967)	42,231	(1,468)	44,663	4,234
Net income	—	—	—	3,129	—	3,129
Other comprehensive income	—	—	—	—	1,906	1,906
Comprehensive income	—	—	—	—	—	5,035
Treasury stock issued	—	—	2	—	—	2	1
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2010	$2,384	$6,483	$(4,965)	$43,158	$438	$47,498	4,235

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the Year Ended December 31,	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$3,129	$3,084	$2,702
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,300	1,300	265
Depreciation and amortization	712	627	655
Net gain on sale of fixed assets	21	8	—
Net (gain) loss on revaluation and sale of foreclosed real estate	(135)	56	11
Earnings on bank-owned life insurance	(470)	(494)	(529)
Life insurance benefit	—	—	(1,522)
Net security gains	(98)	(544)	(64)
Impairment charge on securities	—	—	5,162
Deferred income tax (benefit)	(337)	1,417	(2,053)
(Increase) decrease in accrued interest receivable	(80)	(96)	261
(Increase) decrease in other assets	830	(2,578)	(257)
Increase (decrease) in other liabilities	626	(2,042)	1,529
Net Cash Provided by Operating Activities	6,498	738	6,160
INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	46,166	39,071	18,859
Securities held to maturity	4,954	2,730	6,475
Proceeds from sales of securities available for sale	2,324	17,724	4,145
Purchases:
Securities available for sale	(61,929)	(60,913)	(21,259)
Securities held to maturity	(2,757)	(5,184)	(5,920)
Disbursement for loan originations, net of principal collections	(6,603)	(12,665)	(16,279)
Purchase of bank owned life insurance	(500)	—	—
Proceeds from cash surrender value of bank owned life insurance	—	—	2,055
Purchase of Federal Home Loan Bank stock	(1,657)	(1,023)	(3,821)
Sale of Federal Home Loan Bank stock	1,211	2,117	3,384
Net purchases of premises and equipment	(997)	(1,343)	(569)
Proceeds from sales of foreclosed real estate	1,685	164	—
Net Cash Used in Investing Activities	(18,103)	(19,322)	(12,930)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,299)	55,481	(2,518)
Proceeds from Federal Home Loan Bank borrowings	—	—	15,000
Repayments of Federal Home Loan Bank borrowings	—	(20,000)	(10,000)
Net increase (decrease) in short-term borrowings	9,288	(10,312)	5,015
Cash dividends paid	(2,202)	(2,202)	(2,202)
Net Cash Provided by Financing Activities	5,787	22,967	5,295
Net Increase (Decrease) in Cash and Cash Equivalents	(5,818)	4,383	(1,475)
Cash and Cash Equivalents at Beginning of Year	13,336	8,953	10,428
Cash and Cash Equivalents at End of Year	$7,518	$13,336	$8,953
SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$4,470	$6,022	$7,223
Income taxes	101	221	875
Transfer of loans to foreclosed real estate	1,910	339	1,254

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008

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

The consolidated financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the assets, liabilities and expenses associated with benefit plans which are described below. Actual results could differ from these estimates.

For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks and federal funds sold, if any, to be cash equivalents.

Reclassifications have been made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

Investment Securities
Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income (loss). Restricted investments, which are nonmarketable equity securities, are carried at cost.

Gains and losses on sales of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortization of premium and accretion of discount on debt securities is calculated using the level-yield interest method to the earlier of the call date or maturity date.

A security is considered impaired when its amortized cost basis exceeds its fair value at the balance sheet date. All securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether the impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, management utilizes criteria such as the reasons underlying the impairment, and the magnitude and duration of the impairment. During 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This accounting guidance amended the recognition guidance for other-than-temporary impairment of debt securities and expanded the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. This replaced the “intent and ability” requirement of the previous guidance, by specifying that (a) if an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the security. In addition, the total impairment for debt securities is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The amount of credit loss, if any, is calculated as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income (loss). An impairment charge on Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”) preferred stock of $5,162,000 was recognized during the year ended December 31, 2008. No impairment charge was recognized during the years ended December 31, 2010 or 2009. For further discussion see Note 3.

Loans
Loans are stated at unpaid principal balances, less unearned discounts, deferred loan fees and costs and the allowance for loan losses. Unearned discounts on certain installment loans and deferred loan fees and costs are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest or principal is in doubt, the loan is classified as nonaccrual. Except for residential mortgages that are well secured (loan to value 60% or less) and in the process of collection, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until it is received in cash, and the loan’s collateral is adequate to support both the interest recognized and the loan balance, or until the borrower demonstrates the ability to make scheduled payments of interest and principal, and the loan has remained current for a period of at least six months. For further discussion see Note 5.

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

The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. For further discussion see Note 5.

Bank-Owned Life Insurance
The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies’ cash surrender value. Additional investments are initially recorded at cost. Increases in the cash surrender value of bank-owned life insurance, net of premiums paid, are included in non-interest income. Liabilities and related compensation costs for employees that are not limited to the employee’s active service period are recognized according to ASC Topic 715 Compensation-Retirement Benefits (ASC 715).

The Company follows accounting guidance for deferred compensation and postretirement aspects of endorsement and split dollar life insurance arrangements. This guidance applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies and requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. The impact of its adoption resulted in a $255,000 cumulative effect adjustment to opening retained earnings in 2008. The adoption will have a minimal impact on current and future earnings, with a $9,000 and $46,000 effect on earnings for the years ended December 31, 2010 and 2009, respectively.

Foreclosed Real Estate
Foreclosed real estate consists of properties acquired through foreclosure and is stated on an individual-asset basis at the lower of (i) fair value less estimated costs to sell or (ii) cost which represents the fair value at initial foreclosure. When a property is acquired, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. If necessary, subsequent write downs to reflect further declines in fair value are included in non-interest income. Fair value estimates are based on independent appraisals and other available information. While management estimates losses on foreclosed real estate using the best available information, such as independent appraisals, future write downs may be necessary based on changes in real estate market conditions, particularly in Sullivan County, and the results of regulatory examinations. Operating costs associated with the properties are charged to expense as incurred and any rental income received from these properties is recognized as foreclosed real estate income in the period collected.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided over the estimated useful lives of the assets using straight-line or accelerated methods. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms. For further discussion see Note 6.

Restricted Investments
Included in restricted investments are nonmarketable trust preferred stock and equity securities carried at cost. As a member institution of the Federal Home Loan Bank of New York (FHLB), Federal Reserve Bank and other institutions, the Bank is required to hold a certain amount of these equity stocks. For further discussion see Note 4.

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

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remains open. There are no uncertain tax positions that materially impact the Company’s consolidated balance sheet or statement of operations. The Company records any interest and penalties related to uncertain tax positions in income tax (benefit) expense in the consolidated statement of operations in the year assessed. For further discussion see Note 10.

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

In July 2010, the FASB issued ASU 2010-20 Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”. The main objective in developing this Update is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and was adopted by the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 were early adopted by the Company in its consolidated financial statements for the year ended December 31, 2010.

In January 2011, FASB issued ASU 2011-01 Receivables (Topic 310), ”Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. The 2010-20 disclosure on trouble debt restructures will be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is reviewing the potential effects of this ASU on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)  Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which is included in cash and due from banks, was $242,000 at December 31, 2010 and $468,000 at December 31, 2009.

(3)  Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at December 31 are as follows (in thousands):

December 31, 2010	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (GSE)	$8,570	$105	$(88)	$8,587
Obligations of states and political Subdivisions – New York State	56,819	1,122	(276)	57,663
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	32,117	1,130	(36)	33,211
Corporate debt – financial services industry	4,518	49	—	4,567
Certificates of deposit - financial services industry	98	—	—	98
	102,122	2,404	(400)	104,126
Equity securities – financial services industry	541	11	(10)	542
	$102,663	$2,415	$(410)	$104,668

Held to Maturity Securities- Obligations of states and political subdivisions	$6,021	$240	$—	$6,261

December 31, 2009	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (GSE)	$9,478	$64	$(71)	$9,471
Obligations of states and political Subdivisions – New York State	48,729	1,516	(65)	50,180
Mortgage-backed securities and collateralized mortgage obligations - GSE residential	28,868	725	(83)	29,510
Corporate debt - financial services industry	1,404	46	—	1,450
Certificates of deposit - financial services industry	98	—	—	98
	88,577	2,351	(219)	90,709
Equity securities – financial services industry	549	67	(5)	611
	$89,126	$2,418	$(224)	$91,320

Held to Maturity Securities- Obligations of state and political subdivisions	$8,218	$360	$—	$8,578

Included in available for sale securities are Government Sponsored Enterprises including securities of the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FHLB, FHLMC and FNMA securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top four investment grades (S&P “BBB-” or higher).

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

Held to maturity securities consist of obligations of state and political subdivisions are general obligation bonds of municipalities local to the Company and are typically not rated by the NRSRO. In accordance with federal regulations, the Company performs an analysis of the finances of the municipalities to determine that the bonds are the credit equivalent of investment grade bonds.

Proceeds from sale, gross gains and gross losses realized on sales of available for sale securities were as follows for the years ended December 31 (in thousands). There were no sales of securities held to maturity during the periods ended December 31, 2010, 2009 or 2008.

Net Security Gains	2010	2009	2008
Gross proceeds	$2,324	$17,724	$4,145

Gross realized gains	$102	$545	$102
Gross realized losses	(4)	(1)	(38)
Net gain on sale of securities	$98	$544	$64
Impairment charge	$—	$—	$(5,162)

The 2008 impairment charge is related primarily to Freddie Mac preferred stock. The Company no longer holds any of this stock.

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2010, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Available for Sale Securities	cost	fair value
Within one year	$19,192	$19,340
One to five years	33,451	34,271
Five to ten years	17,362	17,304
Over ten years	—	—
	70,005	70,915
Mortgage-backed securities	32,117	33,211
Equity securities	541	542
	$102,663	$104,668

	Amortized	Estimated
Held to Maturity Securities	cost	fair value
Within one year	$1,306	$1,345
One to five years	2,353	2,460
Five to ten years	1,918	1,961
Over ten years	444	495
	$6,021	$6,261

Available for sale securities with an estimated fair value of $42,282,000, and $60,207,000 at December 31, 2010 and 2009 respectively, were pledged to secure public funds on deposit and for other purposes.

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at December 31, 2010 and 2009 (dollars in thousands):

	Less than 12 months			12 months or more			Total
December 31, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	3	$2,433	$88	—	$—	$—	3	$2,433	$88
Obligations of state and political subdivisions – NY State	68	12,389	276	—	—	—	68	12,389	276
Mortgage-backed securities and collateralized mortgage obligations	6	4,655	36	—	—	—	6	4,655	36
	77	19,477	400	—	—	—	77	19,477	400
Equity securities – financial services industry	3	313	10	—	—	—	3	313	10
	80	$19,790	$410	—	$—	$—	80	$19,790	$410

	Less than 12 months			12 months or more			Total
December 31, 2009		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	7	$7,405	$71	—	$—	$—	7	$7,405	$71
Obligations of state and political subdivisions – NY State	23	6,338	62	1	129	3	24	6,467	65
Mortgage-backed securities and collateralized mortgage obligations	3	3,177	83	—	—	—	3	3,177	83
	33	16,920	216	1	129	3	34	17,049	219
Equity securities – financial services industry	—	—	—	1	105	5	1	105	5
	33	$16,920	$216	2	$234	$8	35	$17,154	$224
Held to maturity:
Obligations of state and political subdivisions	1	$56	$—	—	$—	$—	1	$56	$—

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

As of December 31, 2010, management believes that none of the unrealized losses on non-equity securities at December 31, 2010 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities, and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. In management’s opinion, the losses on equity securities are due to normal market fluctuations, and it believes they will recover and therefore no impairment was recognized on these securities. As there was no credit loss, no impairment charge was recorded for the year ended December 31, 2010 or for the year ended December 31, 2009. Management believes the unrealized losses related to the three equity securities held at December 31, 2010 do not represent other-than-temporary impairment as losses are due to market fluctuations and not credit concerns with regard to the issuers.

The impairment charge of $5,162,000 recorded in 2008 was primarily due to an investment in FHLMC preferred stock. A portion of the FHLMC preferred stock was sold in 2008 and the remaining shares were sold in 2009. Of the remaining $131,000 impairment charge at December 31, 2009, $30,000 was recorded in 2007, and the balance was recorded in 2008 on one equity security, which has fully recovered as of December 31, 2010.

(4)  Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank and trust preferred stock. The trust preferred stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. Financial statements for the trust preferred stock are evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock in 2010 or 2009. The investment in correspondent banks totaled $210,000 and $192,000 as of December 31, 2010 and 2009 respectively. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of December 31, 2010 and 2009, our FHLB stock totaled $1,596,000 and $1,149,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

(5)  Loans

The major classifications of loans are as follows at December 31 (in thousands):

Loans, Net	2010	2009
Commercial
Commercial real estate loans:
Commercial mortgage	$99,606	$96,264
Farm land	4,551	4,926
Construction	821	2,792
Total commercial real estate loans	104,978	103,982
Other commercial loans:
Commercial loans	25,864	26,035
Agricultural loans	878	882
Total other commercial loans	26,742	26,917
Total commercial loans	131,720	130,899
Consumer
Consumer real estate loans:
Residential mortgage	108,397	103,748
Home equity	31,968	32,765
Construction	2,304	3,841
Total residential real estate loans	142,669	140,354
Other commercial loans:
Consumer installment loans	6,375	6,752
Other consumer loans	1,383	1,402
Total other loans	7,758	8,154
Total consumer loans	150,427	148,508
Total gross loans	282,147	279,407
Allowance for loan losses	(4,335)	(3,988)
Total loans, net	$277,812	$275,419

Included in the above loan amounts are unearned discounts on installment loans as well as unamortized deferred loan fees and origination costs of $661,000 and $611,000 as of December 31, 2010 and 2009, respectively.

The Company originates residential and loans primarily to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

Nonperforming Loans
Nonperforming loans are loans which are impaired or are past due more than 90 days and still accruing. Impaired loan disclosures and classification apply to loans that are individually evaluated for collectability. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are classified as impaired.

Information on nonperforming loans are summarized as follows at December 31(in thousands):

		Commercial	Commercial	Residential
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate
December 31, 2010:
Nonaccrual loans	$11,399	$9,150	$1,310	$939
Loans past due 90 days or more and still accruing interest	1,091	143	33	915
Total nonperforming loans	$12,490	$9,293	$1,343	$1,854

December 31, 2009:
Nonaccrual loans	$12,037	$10,460	$960	$617
Loans past due 90 days or more and still accruing interest	1,270	412	—	858
Total nonperforming loans	$13,307	$10,872	$960	$1,475

There were no nonperforming loans in the consumer loan or other classes.

The nonaccrual loan income recognition policy of the Bank is that interest is not recognized as income until it is received in cash, and the loan’s collateral is adequate to support both the interest recognized plus the loan balance, or until the borrower demonstrates the ability to make scheduled payments of interest and principal, and the loan has remained current for a period of at least six months.

The table below includes impaired loans as of December 31 and their effect on interest income for the years ended December 31 (in thousands):
		Commercial	Commercial
Impaired Loans	Total Loans	Real Estate	Other
2010:
Unpaid principal balance	$11,806	$10,332	$1,474
Recorded investment	10,216	8,906	1,310
Average balance	12,448	11,003	1,445
Interest income:
Interest contractually due at original rates	750	701	49
Interest income recognized	229	178	51

Impaired loans:
Loans with no allowance	$6,407	$5,702	$705
Loans with an allowance recorded	3,809	3,204	605
Related specific allowance	$831	$608	$223

		Commercial	Commercial
Impaired Loans (continued)	Total Loans	Real Estate	Other
2009:
Unpaid principal balance	$11,575	$9,708	$1,867
Recorded investment	11,421	9,561	1,860
Average balance	12,802	11,410	1,392
Interest income:
Interest contractually due at original rates	757	728	29
Interest income recognized	162	153	9

Impaired loans:
Loans with no allowance	$7,831	$6,871	$960
Loans with an allowance recorded	3,590	2,690	900
Related specific allowance	$862	$762	$100

2008:
Average loan balance	$6,095
Interest income:
Interest contractually due at original rates	135
Interest income recognized	56

Credit Quality Information
The Bank’s management and board of directors are actively engaged in the underwriting and monitoring of loans. Loans are underwritten and reviewed in conjunction with a board of director’s approved loan credit policy with the balanced goal of maintaining underwriting, documentation and review standards with satisfactory interest income and minimal credit losses. Loans are reviewed and approved at various levels depending upon the amount of credit exposure including: board of directors, board loan committee, senior loan committee and individual officer level. At underwriting, consumer loan approval is based upon an independent analysis of the applicant’s financial strength. Commercial loans are underwritten and reviewed consistent with the Bank’s loan credit policy. The Bank monitors the commercial loan portfolio based upon a board of directors approved loan review and risk identification policy. The policy dictates the process for internal loan risk identification, periodic annual review of larger commercial loan relationships and external loan review.

The credit policy of the Bank ensures conformity in loan pricing, sets forth standards for distribution of loans by class, types of credit, limitations on concentrations of credit, maximum maturities by types of credit, legal documentation requirements, commercial loan underwriting standards, acceptable forms of collateral, use of financial covenants for commercial loans, financial statement requirements, loan participations, and appraisal standards, among many other items.

At underwriting, all unsecured commercial loans in excess of $10,000 and secured commercial loans in excess of $25,000 are assigned a risk rating in conformity with the loan review and risk identification policy. All commercial loans with aggregate relationship exposure of $100,000 or more are required to be reviewed annually. The analysis is compared to any financial covenants to ensure conformity. If the analysis reveals non-conformity, the applicable lending officer or loan committee may recommend corrective action including a revised loan risk rating, non-renewal of lines of credit, reduction in lines of credit or collection action. Once a loan is underwritten, the risk rating is updated if the lending officer notes either positive or negative characteristics in the loan.

The Bank has a loan rating system that ranges from “Pass” to “Loss” based upon the commensurate severity of credit risk. “Pass” rated loans are generally loans to un-leveraged borrowers with strong liquidity, available cash flow to service debt obligations and the ability to make payments as agreed. “Pass watch” loans are stronger than loans in the special mention category, as discussed below, but would not fall in the “Pass” category for reasons such as follows: the loans are comprised of financially strong individuals not meeting agreed upon repayment programs, are unseasoned smaller loans, or have excessive vulnerability to competition or other dependencies. Special mention loans are currently protected, but are potentially weak. These loans constitute an undue and unwarranted risk, but not to the point of justifying a classification of substandard. The credit risk may be relatively minor, yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan. The loan may have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s credit position at some future date. Substandard loans have a well-defined weakness that jeopardizes the liquidity of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans that have all the weaknesses inherent in a loan classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as a loss is deferred until its more exact status may be determined. Loans which become “Loss” rated, are fully charged off as they are considered uncollectible and their continuance as bankable assets is no longer warranted and are therefore excluded below. Loans that are non-reviewed on an ongoing basis are consumer loans and small balance commercial loans, which pose less of a credit risk.

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and category for the years ended December 31 (in thousands):

	Commercial			Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

December 31, 2010:
Pass	$45,078	$33,538	$11,540
Pass watch	53,754	43,046	10,708
Special mention	6,008	5,026	982
Substandard	24,640	22,694	1,946
Doubtful	831	429	402
Non-reviewed	151,836	245	1,164	$142,669	$6,375	$1,383
Total	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383

December 31, 2009:
Pass	$46,535	$33,256	$13,279
Pass watch	56,811	49,256	7,555
Special mention	5,105	4,237	868
Substandard	21,165	16,895	4,270
Doubtful	404	130	274
Non-reviewed	149,387	208	671	$140,354	$6,752	$1,402
Total	$279,407	$103,982	$26,917	$140,354	$6,752	$1,402

The following table illustrates the aging of past due loans by category for the years ended December 31 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing

2010:
Commercial real estate	$4,333	$890	$6,837	$12,060	$92,918	$104,978	$143
Residential real estate	2,840	1,946	1,723	6,509	136,160	142,669	915
Commercial other	176	67	95	338	26,404	26,742	33
Consumer installment	107	260	—	367	6,008	6,375	—
Other consumer	4	—	—	4	1,379	1,383	—
Total	$7,460	$3,163	$8,655	$19,278	$262,869	$282,147	$1,091

2009:
Commercial real estate	$2,002	$2,253	$6,259	$10,514	$93,468	$103,982	$412
Residential real estate	2,559	1,978	959	5,496	134,858	140,354	858
Commercial other	467	20	—	487	26,430	26,917	—
Consumer installment	101	73	—	174	6,578	6,752	—
Other consumer	—	—	—	—	1,402	1,402	—
Total	$5,129	$4,324	$7,218	$16,671	$262,736	$279,407	$1,270

As of December 31, 2010 and 2009, nonaccrual loans included $3.8 million and $6.1 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

Allowance for Loan Losses
The allowance for loan losses is a valuation allowance that management has determined to be necessary to absorb probable incurred credit losses inherent in the loan portfolio. The allowance is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance quarterly using past loan loss experience to establish base allowance pool rates for commercial real estate, other commercial loans, residential real estate loans, consumer installment and other consumer loans. Reviewed and Pass-rated commercial mortgage/loan pool rates are determined based on adjusted pool rates, which include weighted three-year average loss percentages adjusted for the eight risk factors as discussed below.

Special mention and substandard pool rates are determined by the adjusted pool rates plus the greater of the Bank’s average historical loss rolling average of the prior eight quarters or the weighted three-year average loss percentages. The method used in this calculation collects all commercial loans from one year ago, observes their status and rating at the current time, and computes the average loss for these rating categories by comparing the losses experienced by those particular loans to the loans in the different rating categories from one year ago. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates (25%) unless specifically reviewed and deemed impaired as described below.

The commercial portfolio segment is comprised of commercial real estate and other commercial loans. This segment is subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that reduce business and consumer spending leading to a loss of revenue, concentrations of credit in business categories that are disproportionately impacted by current economic conditions, the quality of the Bank’s loan review system and its ability to identify potential problem loans, and the availability of acceptable new loans to replace maturing, amortizing and refinanced loans. In addition,   risks specific to commercial mortgages and secured commercial loans would include economic conditions that lead to declines in property and other collateral values. Prior to applying the allowance pool rate, commercial real estate and other commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more are individually considered for impairment. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial real estate and other commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The consumer portfolio segment is comprised of residential real estate, consumer installment and other consumer loans. This segment is also subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that increase unemployment which reduces a consumer’s ability to repay their debt, changes in legal and regulatory requirements that make it more difficult to originate new loans and collect on existing loans, and competition from non-local lenders who originate loans in the Bank’s market area at lower rates than the Bank can profitably offer. In addition, risks specific to residential mortgages and secured consumer loans would include economic conditions that lead to declines in property and other collateral values. Residential real estate, consumer installment and other consumer loans are considered homogenous pools and are not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools. The other portfolio segment is comprised of primarily of check-loans and loans in-process. These loans are considered homogenous pools and are not individually considered for impairment and a pool rating is applied to the aggregate balance of these pools.

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in general accepted accounting principles or other factors.

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the years ended December 31 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
December 31, 2010:
Beginning balance January 1	$3,988	$1,799	$561	$1,249	$132	$55	$192
Charge-offs	(2,109)	(1,458)	(254)	(220)	(89)	(88)	—
Recoveries	156	—	51	3	47	55	—
Provision	2,300	1,819	264	181	16	39	(19)
Ending balance December 31	$4,335	$2,160	$622	$1,213	$106	$61	$173
Ending balance as related to loans:
Evaluated collectively [general reserve]	$3,504	$1,552	$399	$1,213	$106	$61	$173
Evaluated individually [specific reserve]	831	608	223	—	—	—	—

Total loans	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383
Loans evaluated for impairment
Loans evaluated collectively	271,931	96,072	25,432	142,669	6,375	1,383
Loans evaluated individually	10,216	8,906	1,310	—	—	—

December 31, 2009:
Beginning balance January 1	$3,170	$1,327	$596	$895	$113	$54	$185
Charge-offs	(648)	—	(300)	(95)	(151)	(102)	—
Recoveries	166	—	25	3	74	64	—
Provision	1,300	472	241	446	95	39	7
Ending balance December 31	$3,988	$1,799	$561	$1,249	$132	$55	$192
Ending balance as related to loans:
Evaluated collectively [general reserve]	$3,126	$1,037	$461	$1,249	$132	$55	$192
Evaluated individually [specific reserve]	862	762	100	—	—	—	—

Total loans	$279,407	$103,982	$26,917	$140,354	$6,752	$1,402
Loans evaluated for impairment
Loans evaluated collectively	267,986	94,421	25,057	140,354	6,752	1,402
Loans evaluated individually	11,421	9,561	1,860	—	—	—

		Commercial		Consumer
Allowance for Loan Losses (Continued)	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
December 31, 2008:
Beginning balance January 1	$3,352	$1,117	$338	$1,483	$151	$32	$231
Charge-offs	(647)	—	(294)	(21)	(178)	(154)	—
Recoveries	200	—	80	9	47	64	—
Provision	265	210	472	(576)	94	111	(46)
Ending balance December 31	$3,170	$1,327	$596	$895	$113	$54	$185

There are no commitments to lend additional funds on the above noted non-performing loans. Despite the increase in the amount of non-performing loans, management has determined that the majority of these loans remain well collateralized. Based on its comprehensive analysis of the loan portfolio, and since the Company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

(6) Premises and Equipment

The major classifications of premises and equipment were as follows at December 31 (in thousands):

Premise and Equipment, Net	2010	2009
Land	$1,057	$1,057
Buildings and improvements	6,563	6,168
Furniture and fixtures	337	226
Equipment	4,191	4,323
	12,148	11,774
Less accumulated depreciation and amortization	(6,864)	(6,754)
	$5,284	$5,020

Depreciation and amortization expense was $712,000, $627,000, and $655,000 in 2010, 2009, and 2008, respectively.

The Company’s leases for four branch locations Callicoon, Wal*Mart, Wurtsboro and White Lake expire in 2012, 2014, 2020, and 2030 respectively. A renewal options exists for Callicoon for an additional 15 years. Total rent expense for the years ended December 31, 2010 and 2009 was $123,000 and $81,000, respectively. The Company’s contractual obligation on future minimum lease payments as of December 31, 2010, are as follows (in thousands):

Future Minimum Lease Payments, for the years ended:
2011	$141
2012	135
2013	126
2014	114
2015	76
2016 and thereafter	854
$1,445

(7) Time Deposits

The following is a summary of time deposits at December 31, 2010 by remaining period to contractual maturity (in thousands):

Within one year	$104,603
One to two years	36,261
Two to three years	4,473
Three to four years	3,980
Four to five years	5,218
Over five years	54
$154,589

Time deposits of $100,000 or more totaled $64,510,000 and $80,737,000 at December 31, 2010 and 2009, respectively. Interest expense related to time deposits over $100,000 was $1,216,000, $1,471,000 and $1,634,000 for 2010, 2009 and 2008, respectively.

For the year ended December 31, 2008, total time deposits include brokered time deposits obtained from the national market. During 2008, these deposits averaged $3,285,000 but were repaid by year-end and not replaced during 2009 or 2010. The rates of interest paid on time deposits obtained from the national market averaged 4.75% during 2008.

(8) Short-Term Borrowings

Short-term borrowings at December 31, 2010 are primarily comprised of secured overnight Federal Home Loan Bank (FHLB) borrowings. The Bank maintains unsecured lines of credit with Atlantic Central Bankers Bank and First Tennessee Bank. The Bank has access to a primary credit line with the Federal Reserve Discount Window (“FED”) which is secured by securities held in trust. The maximum borrowing capacity at FED was $4.0 million as of both December 31, 2010 and 2009.The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $40.5 million and $40.7 million as of December 31, 2010 and 2009, respectively. There were $9.1 million in FHLB overnight borrowings at December 31, 2010 at a rate of 0.40%. At December 31, 2009, there were no overnight borrowings. The Bank pledges mortgage loans and FHLB stock as collateral on these borrowings. During 2010, the maximum month-end balance was $9.1 million, the average balance was $0.9 million, and the average interest rate was 0.46%. During 2009, the maximum month-end balance was $1.2 million, the average balance was $0.5 million, and the average interest rate was 0.50%. Short-term borrowings at December 31, 2010 and 2009 also included demand notes of $400,000 and $212,000, respectively.

(9) Federal Home Loan Bank Borrowings

The following is a summary of FHLB securities sold under agreements to repurchase, by maturity date at December 31 (dollars in thousands):

	2010		2009
FHLB Maturities	Amount	Rate	Amount	Rate
Maturing in 2012	$5,000	3.79%	$5,000	3.79%
Maturing in 2013	10,000	4.14	10,000	4.14
	$15,000	4.02%	$15,000	4.02%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2010 and 2009 was $55.5 million and $50.4 million respectively, which satisfied the collateral requirements of the FHLB.

(10)  Income Taxes

Income taxes for the years ended December 31 consisted of the following (in thousands):

Income Tax Expense (Benefit)	2010	2009	2008
Current:
Federal	$559	$(791)	$1,135
State	60	57	57
Deferred	(337)	1,417	(2,053)
	$282	$683	$(861)

The current federal tax benefit for the year ended December 31, 2009 was the result of a net operating loss (NOL) income tax carryback and carryover arose primarily due to the loss on the sale of Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”) preferred stock.

Items creating the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows (dollars in thousands):

Income Tax	2010		2009		2008
Expense (Benefit)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Tax at statutory rate	$1,160	34%	$1,281	34%	$626	34%
State taxes, net of Federal tax benefit	32	1	192	5	(211)	(11)
Tax-exempt interest and dividends	(780)	(23)	(670)	(18)	(570)	(31)
Interest expense allocated to tax-exempt securities	42	1	44	1	53	3
Bank-owned life insurance	(160)	(5)	(168)	(4)	(697)	(38)
Other adjustments	(12)	(0)	4	(0)	(62)	(4)
Income tax expense (benefit)	$282	8%	$683	18%	$(861)	(47)%

(1) Percentage is of pre-tax income

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below (in thousands):

Deferred Tax Asset, Net	2010	2009
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,442	$1,395
Impairment charge on securities	—	51
Retirement benefits	2,140	1,907
Deferred compensation	—	58
NOL and tax credit carryover	620	353
Depreciation	370	444
Other	—	9
Total deferred tax assets	4,572	4,217

Deferred tax liabilities:
Prepaid expenses	(185)	(187)
Other	(20)	—
Total deferred tax liabilities	(205)	(187)
Net deferred tax asset (included in other assets)	$4,367	$4,030

In addition to the preceding table, the Company had the following deferred tax assets and liabilities in accumulated other comprehensive income (loss) at December 31 (in thousands):

Deferred Tax Asset, Net
In Accumulated Other Comprehensive Income (Loss)	2010	2009
Deferred tax assets:
Pension benefits	$1,151	$1,573
Other retirement benefits	306	334
Total deferred tax assets	1,457	1,907

Deferred tax liabilities:
Post retirement benefits	(946)	(51)
Unrealized gain on securities available for sale	(802)	(877)
Total deferred tax liabilities	(1,748)	(928)
Net deferred tax asset (liability)	$(291)	$979

In assessing the ability to realize the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2010 and 2009.

The Company’s deferred tax asset includes a net operating loss (NOL) carry forward of $620,000 of which all expires in 2028 if not utilized. The Company anticipates fully utilizing its NOL prior to its statutory expiration date, as a result no valuation allowance was recorded as of December 31, 2010 or 2009. No unrecognized tax benefits are expected to arise within the next twelve months. The Company recognizes penalties in income expense for all periods presented. Amounts included in expense for the years ended 2008 through 2010 were not material. The Company files income tax returns in the both the US Federal and New York State tax jurisdictions. Generally, the Company is no longer subject to examination by the US Federal and NYS taxing authorities for years before 2007.

(11) Other Non-Interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31 (in thousands):

Other Non-Interest Expense	2010	2009	2008
Stationery and supplies	$301	$235	$285
Advertising expense	268	251	247
Director expenses	228	239	239
Merchant ATM and interchange fees	438	436	532
Professional services	520	561	824
FDIC assessments	682	800	179
Pre-foreclosure expense	347	76	28
Other expenses	1,337	1,298	1,195
	$4,121	$3,896	$3,529

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

Management believes that, as of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2010 and 2009 for the Bank compared to the required ratios for minimum capital adequacy and for classification as well-capitalized (dollars in thousands):

	Actual		Required Ratios
			Minimum	Well
Regulatory			capital	Capit-
Capital	Amount	Ratio	adequacy	alized
December 31, 2010:
Leverage (Tier I) capital	$44,786	10.4%	4.0%	5.0%
Risk-based capital:
Tier I	44,786	15.7	4.0	6.0
Total	48,356	17.0	8.0	10.0

December 31, 2009:
Leverage (Tier I) capital	$43,986	10.5%	4.0%	5.0%
Risk-based capital:
Tier I	43,986	15.4	4.0	6.0
Total	47,566	16.6	8.0	10.0

Jeffersonville Bancorp is a small bank holding company, and is exempt from regulatory capital requirements administered by the federal banking agencies.

(13)  Stockholders’ Equity

Dividend Restrictions
Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2010 totaled $2,189,000.

(14)  Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income and items of “other comprehensive income (loss)” which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefits plan, and the supplemental retirement plans. The Company has reported its comprehensive income (loss) for 2010, 2009, and 2008 in the consolidated statements of changes in stockholders’ equity.

The Company’s other comprehensive income (loss) consisted of the following components for the years ended December 31 (in thousands):

Other Comprehensive Income (Loss), Net of Tax	2010	2009	2008
Securities available for sale:
Net unrealized holding gains (losses) arising during the year	$(91)	$1,396	$(4,515)
Reclassification adjustment for net realized gains included in income	(98)	(544)	(64)
Reclassification adjustment for impairment charges included in income	—	—	5,162
Amortization of pension and post retirement liabilities’ gains and losses	3,365	1,012	(3,152)
Other comprehensive income (loss), before tax	3,176	1,864	(2,569)
Income tax benefit (expense) related to other comprehensive income (loss)	(1,270)	(745)	1,028
	$1,906	$1,119	$(1,541)

At December 31, 2010 and 2009, the components of accumulated other comprehensive income (loss) are as follows (in thousands):

Accumulated Other Comprehensive Income (Loss), Net of Tax	2010	2009
Supplemental executive retirement plan	$(765)	$(834)
Postretirement benefits	2,365	126
Defined benefit pension liability	(2,876)	(3,933)
Net unrealized holding gains (losses) on securities available for sale	2,005	2,194
Accumulated other comprehensive income (loss), before tax	729	(2,447)
Income tax benefit (expense) related to accumulated other comprehensive loss	(291)	979
	$438	$(1,468)

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

Related Party Transactions	2010	2009
Directors	$2,854	$2,820
Executive officers (non-directors)	398	416
	$3,251	$3,236

During 2010, total advances to these directors and officers were $527,000, and total payments made on these loans were $512,000. Directors and officers had unused lines of credit with the Company of $555,000 and $535,000 at December 31, 2010 and 2009, respectively.

(16)  Employee Benefit Plans

Pension and Other Postretirement Benefits
The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan was amended on December 31, 2010. The amendment reduced the percentage amount credited for future accruals toward normal retirement. In addition, the amendment decreased benefits payable on early retirement by changing from a flat rate formula to an actuarial equivalent for future accruals. The impact of the amendment was to reduce the pension liability by $1.6 million and reduced other comprehensive income, net of tax by $1.0 million. The Company’s funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of the Employee Retirement Income Security Act, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The Company also sponsors a postretirement medical, dental and life insurance benefit plan for retirees in the pension plan. Employees attaining age 55 or later, and whose age plus service is greater than or equal to 85 are eligible for medical benefits. The plan is unfunded. The Company accounts for the cost of these postretirement benefits in accordance with ASC 715 Compensation - Retirement Benefits. Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. During 2010, the plan was amended to reduce benefits payable under the plan for both active and retired employees from a variable percentage of individual, and family group health plans to a reduced percentage of the lowest cost individual group health plan. The plan was closed to new employees. The benefit payable will be fixed at retirement for active employees, and the current benefit was frozen for retired employees. The impact of the amendment was to reduce the postretirement liability by $2.0 million and reduced other comprehensive income, net of tax by $1.2 million.

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under ASC 715. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2010 and 2009 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $750,000 to its pension plan and $86,000 to its other postretirement benefit plan in 2011. The Company’s minimum required pension contribution for 2011 is $474,000. Benefits, which reflect estimated future employee service, are expected to be paid as follows (in thousands):

	Pension	Postretirement
Estimated Future Benefits	benefit	benefit
2011	$596	$175
2012	628	187
2013	651	192
2014	660	212
2015	671	214
Years 2016-2020	3,426	1,110

The following is a summary of changes in the benefit obligations and plan assets for the pension plan and postretirement benefit plans for the years ended December 31, 2009 and 2010 measurement dates, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheets. The expense related to the change in the benefit obligation totaled $82,000 and was included in net periodic pension cost for the year ended December 31, 2009 (in thousands).

Changes in Benefit Obligations, Plan Assets and Funded Status	Pension benefit		Postretirement benefit
As of the Measurement Date, December 31,	2010	2009	2010	2009
Change in benefit obligation:
Beginning of year	$10,288	$10,410	$3,706	$3,656
Service cost	435	454	148	162
Interest cost	587	568	209	207
Actuarial (gain) loss	1,169	(586)	(361)	(254)
Benefits paid	(628)	(558)	(103)	(96)
Adjustment for plan amendments	(1,639)	—	(1,920)	—
Contributions by plan participants	—	—	33	31
End of year	10,212	10,288	1,712	3,706
Changes in fair value of plan assets:
Beginning of year	7,439	5,285	—	—
Actual return on plan assets	812	672	—	—
Employer contributions	750	2,096	69	65
Contributions by plan participants	—	—	33	31
Benefits paid	(617)	(614)	(102)	(96)
End of year	8,384	7,439	—	—
Unfunded status at end of year, recognized in Other liabilities on the balance sheet	$(1,828)	$(2,849)	$(1,712)	$(3,706)
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Unrecognized actuarial gain (loss)	$(2,876)	$(3,826)	$(46)	$(410
Unrecognized prior service (cost) credit	—	(107)	2,411	536
Net amount recognized	$(2,876)	$(3,933)	$2,365	$126

The accumulated benefit obligation for the pension plan was $10,026,000 and $9,347,000 at December 31, 2010 and 2009, respectively.

The components of the net periodic benefit cost for the years ended December 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit			Postretirement benefit
For the year ended December 31,	2010	2009	2008	2010	2009	2008
Net periodic benefit cost:
Service cost	$435	$454	$372	$148	$162	$147
Interest cost	587	568	557	209	207	183
Expected return on plan assets	(536)	(406)	(511)	—	—	—
Amortization of prior service cost	25	24	25	(45)	(45)	(45)
Curtailment gain	83	—	—	—	—	—
Recognized net actuarial loss	192	232	80	2	15	12
Net amount recognized	$786	$872	$523	$314	$339	$297

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $138,000. The estimated prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit credit over the next fiscal year is $158,000.

Assumptions used to determine benefit obligations for the pension plan and for the other postretirement benefits plan as of a December 31 measurement date were as follows:

	Pension		Postretirement
Benefit Obligation	benefits		benefits
Assumptions	2010	2009	2010	2009
Discount rate	5.68%	5.87%	5.68%	5.75%
Rate of compensation increase	3.00	3.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:

	Pension		Postretirement
Net Periodic Benefit	benefits		benefits
Cost Assumptions	2010	2009	2010	2009
Discount rate	5.87%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	7.50	7.50	—	—
Rate of compensation increase	3.00	5.00	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to plan’s targeted allocation of assets.

The assumed health care cost trend rate for retirees which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2010 was 7.0%, declining gradually to 4.0% in 2014 and remaining at that level thereafter. Age adjusted factors were applied to under age 65 retiree medical costs in addition to the trend rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2010 by approximately $153,000 and the net periodic benefit cost for the year by approximately $90,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $125,000 and $66,000, respectively.

The Company’s pension plan asset allocation at December 31, by asset category is as follows:

Pension Plan Asset Allocation	2010	2009
Asset category:
Equity securities	55%	47%
Debt securities	40	27
Other	5	26

The following table presents pension plan assets measured at fair value on a recurring basis by their level within the fair value hierarchy as of December 31, 2010 and 2009, dollars in thousands. Financial assets are classified based on the lowest level of input that is significant to their fair value measurement.
		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
Fair Value Hierarchy		Identical	Observable	Unobservable
For Pension Plan Assets	Total	Assets	Inputs	Inputs
Asset category as of December 31, 2010:
Cash and cash equivalents	$405	$405	$—	$—
Bonds:
U.S. Government Agency	806	—	806	—
Municipal	683	—	683	—
U.S. corporate	301	—	301	—
Foreign corporate	202	—	202	—
Equity securities:
U.S. companies	3,168	3,168	—	—
International companies	27	27	—	—
Real Estate Investment Trusts	41	41	—	—
Mutual funds:
U.S. companies	916	916	—	—
International companies	470	470	—	—
Fixed income	1,365	1,365	—	—
	$8,384	$6,392	$1,992	$—

Asset category as of December 31, 2009:
Cash and cash equivalents	$1,937	$1,937	$—	$—
Municipal bonds	292	—	292	—
Equity securities:
U.S. companies	1,232	1,232	—	—
International companies	14	14	—	—
Mutual funds:
U.S. companies	377	377	—	—
International companies	536	536	—	—
Common funds:
Equity (a)	1,366	—	1,366	—
Fixed income (b)	1,685	—	1,685	—
	$7,439	$4,096	$3,343	$—

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

The actual asset allocations at December 31, 2010 were over-weighted toward money market investments due to the change in pension providers and progress toward meeting the allocations in the table above is ongoing.

Directors Survival Insurance
The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $102,000 at December 31, 2010 and $150,000 at December 31, 2009 and are unfunded. The Company recorded an expense of $8,000, $62,000 and $13,000 relating to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

Profit Incentive Program
The Company maintains a profit incentive program for all employees. The benefits accrued under this plan totaled $35,000 at December 31, 2009 and are unfunded. There was no accrued benefit at December 31, 2010. The Company recorded an expense of $174,000, $419,000 and $427,000 relating to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

Tax-Deferred Savings Plan
The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $192,000, $173,000 and $160,000 in 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan
The Company maintains a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefits reduction in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $2,194,000 at December 31, 2010 and $2,058,000 at December 31, 2009 and are unfunded. The Company recorded an expense of $311,000, $314,000 and $152,000 relating to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

Director Retirement Plan
In 2003, the Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The plan was amended in 2010 to change the calculation of benefits for normal and early retirement from strictly age based to a combination of age and years of service. The effect of the amendment was to reduce penalties for retirement before age 75 if years of service criteria are met. The benefits accrued under this plan totaled $656,000 and $666,000 at December 31, 2010 and 2009, respectively, and are unfunded. The Company recorded an expense of $41,000, $59,000 and $74,000 relating to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Contractual amounts of financial instruments that represent agreements to extend credit are as follows at December 31 (in thousands):

Off-Balance Sheet
Financial Instruments	2010	2009
Loan origination commitments and unused lines of credit:
Commercial and residential mortgages	$3,247	$6,197
Commercial loans	21,486	21,422
Home equity lines	13,219	13,606
	37,952	41,225
Standby letters of credit	570	858
	$38,522	$42,083

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $570,000 and $858,000 at December 31, 2010 and 2009, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2010 and 2009 was not significant.

(18) Fair Values of Financial Instruments

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
December 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$8,587	$—	$8,587	$—
Obligations of state and political subdivisions – New York state (a)	57,663	—	57,663	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	33,211	—	33,211	—
Corporate Debt – financial services industry	4,567	—	4,567	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	542	542	—	—
	$104,668	$640	$104,028	$—
Non-recurring:
Foreclosed real estate	$40	$—	$—	$40
Impaired loans	2,978	—	—	2,978
	$3,018	$—	$—	$3,018

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis (Continued)	Total	Assets	Inputs	Inputs
December 31, 2009:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$9,471	$—	$9,471	$—
Obligations of state and political subdivisions – New York state (a)	50,180	—	50,180	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	29,510	—	29,510	—
Corporate Debt – financial services industry	1,450	—	1,450	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	611	570	41	—
	$91,320	$668	$90,652	$—
Non-recurring:
Impaired loans	$2,728	$—	$—	$2,728

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2010 and 2009:

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for six months, the loan is transferred out of impaired status. As of December 31, 2010 and 2009, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $3,809,000 and $3,590,000, less a valuation allowance of $831,000 and $862,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2010 and December 31, 2009, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31 (in thousands):

	2010		2009
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$7,518	$7,518	$13,336	$13,336
Securities available for sale	104,668	104,668	91,320	91,320
Securities held to maturity	6,021	6,261	8,218	8,578
Loans, net	277,812	277,134	275,419	274,618
Accrued interest receivable	2,034	2,034	1,954	1,954
Restricted investments	2,806	2,806	2,341	2,341
Financial liabilities:
Demand deposits (non-interest-bearing)	62,864	62,864	64,266	64,266
Interest-bearing deposits	288,042	277,764	287,939	276,429
Accrued interest payable	273	273	378	378
Short-term debt	9,500	9,500	212	212
Federal Home Loan Bank borrowings	15,000	15,857	15,000	15,951

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

(19) Condensed Parent Company Financial Statements

The following are the condensed, parent company-only financial statements for Jeffersonville Bancorp (in thousands):

Balance Sheets
As of December 31,	2010	2009
Assets
Cash	$118	$33
Securities available for sale	542	611
Investment in subsidiary	45,223	42,481
Premises and equipment, net	974	1,017
Other assets	642	546
Total Assets	$47,499	$44,688
Liabilities and Stockholders’ Equity
Liabilities	$1	$25
Stockholders’ equity	47,498	44,663
Total Liabilities and Stockholders’ Equity	$47,499	$44,688

Statements of Income
For the Year Ended December 31,	2010	2009	2008
Dividend income from subsidiary	$2,450	$2,400	$2,475
Dividend income on securities available for sale	39	47	43
Gain on sale of securities	89	—	63
Impairment charge on securities	—	—	(101)
Other non-interest income	6	17	—
	2,584	2,464	2,480
Occupancy and equipment expenses	116	118	116
Other non-interest expenses	139	167	146
	255	285	262

Income before income taxes and undistributed income of subsidiary	2,329	2,179	2,218
Income tax expense	—	—	—
Income before undistributed income of subsidiary	2,329	2,179	2,218
Equity in undistributed income of subsidiary	800	905	484
Net Income	$3,129	$3,084	$2,702

Statements of Cash Flows
For the Year Ended December 31,	2010	2009	2008
Operating activities:
Net income	$3,129	$3,084	$2,702
Equity in undistributed income of subsidiary	(800)	(905)	(484)
Depreciation and amortization	43	51	62
Gain on sale of securities	(89)	—	(63)
Impairment charge on securities	—	—	101
Other adjustments, net	(76)	(99)	(66)
Net Cash Provided by Operating Activities	2,207	2,131	2,252

Investing activities:
Proceeds from sale of securities available for sale	787	130	334
Purchase of securities available for sale	(709)	(131)	(332)
Purchases of premises and equipment	—	(3)	—
Net Cash Provided by (Used in) Investing Activities	78	(4)	2

Financing activities:
Issuance of treasury stock	2	—	—
Cash dividends paid	(2,202)	(2,202)	(2,202)
Net Cash Used in Financing Activities	(2,200)	(2,202)	(2,202)
Net Increase (Decrease) in Cash	85	(75)	52
Cash at Beginning of Year	33	108	56
Cash at End of Year	$118	$33	$108

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to disclose.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2010. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2010.

Since the Company is a “smaller reporting company” under SEC rules, it is not required to have an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2011 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2010 fiscal year end, in the Election of Directors section, the Management section, the Executive Compensation And Other Information section, and the corporate governance disclosures which sections is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2011 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2011 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2011 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2011 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

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

Dated: March 24, 2011	By:	/s/ Wayne V. Zanetti	By:	/s/ John A. Russell
		Wayne V. Zanetti		John A. Russell
		Chief Executive Officer		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth C. Klein	Chairman–Director	March 24, 2011
Kenneth C. Klein

/s/ Raymond Walter	Vice Chairman–Director	March 24, 2011
Raymond Walter

/s/ Wayne V. Zanetti	Chief Executive Officer	March 24, 2011
Wayne V. Zanetti	President–Director

/s/ John K. Gempler	Secretary–Director	March 24, 2011
John K. Gempler

/s/ John W. Galligan	Director	March 24, 2011
John W. Galligan

/s/ Douglas A. Heinle	Director	March 24, 2011
Douglas A. Heinle

/s/ Donald L. Knack	Director	March 24, 2011
Donald L. Knack

/s/ James F. Roche	Director	March 24, 2011
James F. Roche

/s/ Edward T. Sykes	Director	March 24, 2011
Edward T. Sykes