Form 10-Q
period 2011-03-31
JEFFERSONVILLE BANCORP
filed 2011-05-11
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $0.50 par value per share	4,234,505 shares

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
As of	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$23,468	$7,518
Securities available for sale, at fair value	105,541	104,668
Securities held to maturity, estimated fair value of $6,686 at March 31, 2011 and $6,261 at December 31, 2010	6,410	6,021
Loans, net of allowance for loan losses of $4,146 at March 31, 2011 and $4,335 at December 31, 2010	272,480	277,812
Accrued interest receivable	2,264	2,034
Bank-owned life insurance	15,706	15,592
Foreclosed real estate	2,614	1,816
Premises and equipment, net	5,184	5,284
Restricted investments	2,397	2,806
Other assets	7,157	7,236
Total Assets	$443,221	$430,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$65,015	$62,864
NOW and super NOW accounts	45,932	34,502
Savings and insured money market deposits	98,707	98,951
Time deposits	163,070	154,589
Total Deposits	372,724	350,906

Short-term debt	378	9,500
Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	7,347	7,883
Total Liabilities	395,449	383,289

Commitments and contingent liabilities

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 outstanding at March 31, 2011 and December 31, 2010, respectively	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at March 31, 2011 and December 31, 2010	(4,965)	(4,965)
Retained earnings	43,312	43,158
Accumulated other comprehensive income	558	438
Total Stockholders’ Equity	47,772	47,498
Total Liabilities and Stockholders’ Equity	$443,221	$430,787

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

For the three months ended March 31,	2011	2010
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,308	$4,365
Securities:
Taxable	398	480
Tax-exempt	589	547
Federal funds sold	—	1
Total Interest and Dividend Income	5,295	5,393

INTEREST EXPENSE
Deposits	709	995
Federal Home Loan Bank borrowings	149	149
Other	1	—
Total Interest Expense	859	1,144

Net interest income	4,436	4,249
Provision for loan losses	600	200
Net Interest Income after Provision for Loan Losses	3,836	4,049

NON-INTEREST INCOME
Service charges	361	384
Fee income	239	202
Earnings on bank-owned life insurance	114	117
Net gain on sale of securities	—	40
Net gain on revaluation and sale of foreclosed real estate	99	92
Foreclosed real estate expense, net	(138)	(66)
Other non-interest income	28	17
Total Non-Interest Income	703	786

NON-INTEREST EXPENSES
Salaries and employee benefits	2,010	2,160
Occupancy and equipment expenses	579	529
Other non-interest expenses	1,232	1,272
Total Non-Interest Expenses	3,821	3,961

Income before income tax expense	718	874
Income tax expense	14	83
Net Income	$704	$791

Basic earnings per common share	$0.17	$0.19
Average common shares outstanding	4,234	4,234
Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the three months ended March 31,	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$704	$791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	200
Depreciation and amortization	186	171
Net gain on revaluation and sale of foreclosed real estate	(99)	(92)
Earnings on bank-owned life insurance	(114)	(117)
Net security gains	—	(40)
Deferred income taxes	458	309
Increase in accrued interest receivable	(230)	(422)
Increase in other assets	(454)	(168)
Decrease in other liabilities	(514)	(275)
Net Cash Provided by Operating Activities	537	357

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	5,699	8,975
Securities held to maturity	326	3,652
Proceeds from sales of securities available for sale	—	187
Purchases:
Securities available for sale	(6,392)	(32,166)
Securities held to maturity	(715)	(112)
Disbursement for loan originations, net of (principal collections)	3,532	(8)
Purchase of Federal Home Loan Bank stock	(207)	—
Redemption of Federal Home Loan Bank stock	616	—
Purchases of premises and equipment	(86)	(418)
Proceeds from sales of foreclosed real estate	494	219
Net Cash Provided by(Used in) Investing Activities	3,267	(19,671)

FINANCING ACTIVITIES:
Net increase in deposits	21,818	27,602
Net increase (decrease) in short-term debt	(9,122)	82
Cash dividends paid	(550)	(550)
Net Cash Provided by Financing Activities	12,146	27,134

Net Increase in Cash and Cash Equivalents	15,950	7,820
Cash and Cash Equivalents at Beginning of Year	7,518	13,336
Cash and Cash Equivalents at End of Year	$23,468	$21,156

SUPPLEMENTAL INFORMATION:
Cash paid for:
Interest	$869	$1,154
Income taxes	130	1
Transfer of loans to foreclosed real estate	1,200	286

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
March 31, 2011
(Unaudited)

A.	Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of March 31, 2011 and December 31, 2010 as well as the results of operations and the cash flows for the three month periods ended March 31, 2011 and 2010. Certain reclassifications have been made, when necessary, in order to conform to the current year’s presentation. All adjustments are normal and recurring. First quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2010 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 25, 2011.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended March 31, 2011 and 2010, the weighted average common shares outstanding were 4,234,505 for both periods. There were no dilutive securities outstanding during either period.

C.	Comprehensive Income

The following table shows comprehensive income for the three month periods ended March 31, 2011 and 2010, dollars shown in thousands.

	March 31,	March 31,
Comprehensive Income, Net of Tax	2011	2010
Net income	$704	$791
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period	180	74
Reclassification adjustment for net realized gains included in income	—	(40)
Amortization of pension and post retirement liabilities’ gains and losses	22	98
Other comprehensive income, before tax	202	132
Income taxes related to other comprehensive income	(82)	(53)
Other comprehensive income	120	79
Comprehensive income	$824	$870

At March 31, 2011 and December 31, 2010, the components of accumulated other comprehensive loss are as follows, dollars in thousands:

	March 31,	December 31,
Accumulated Other Comprehensive Income, Net of Tax	2011	2010
Supplemental executive retirement plan	$(739)	$(765)
Postretirement benefits	2,326	2,365
Defined benefit pension liability	(2,841)	(2,876)
Net unrealized holding gains on securities available for sale	2,185	2,005
Accumulated other comprehensive income, before tax	931	729
Income taxes related to accumulated other comprehensive income	(373)	(291)
	$558	$438

D.	New Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare its consolidated financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS

In April 2011, FASB issued ASU 2011-02 Receivables (Topic 310),”A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this Update apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables – Trouble Debt Restructuring by Creditors. This ASU clarifies the guidance in evaluating whether a loan modification constitutes a troubled debt restructuring and requires that a creditor must separately conclude that both a concession was made and that the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a loan modification constitutes a troubled debt restructuring. This ASU is effective for interim and annual periods ending after June 15, 2011 for public companies. The Company is currently evaluating the effect the adoption of this ASU will have on its consolidated financial position, cash flows or operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a impact on the Company’s consolidated financial position, results of operations or cash flows.

E.	Loans

The major classifications of loans are as follows at March 31, 2011 and December 31, 2010, in thousands:

	March 31,	December 31,
Loans, Net	2011	2010
Commercial
Commercial real estate loans:
Commercial mortgage	$96,511	$99,606
Farm land	4,266	4,551
Construction	1,130	821
Total commercial real estate loans	101,907	104,978
Other commercial loans:
Commercial loans	26,592	25,864
Agricultural loans	827	878
Total other commercial loans	27,419	26,742
Total commercial loans	129,326	131,720
Consumer
Consumer real estate loans:
Residential mortgage	107,296	108,397
Home equity	31,053	31,968
Construction	1,685	2,304
Total consumer real estate loans	140,034	142,669
Other consumer loans:
Consumer installment loans	5,832	6,375
Other consumer loans	1,434	1,383
Total other consumer loans	7,266	7,758
Total consumer loans	147,300	150,427
Total gross loans	276,626	282,147
Allowance for loan losses	(4,146)	(4,335)
Total loans, net	$272,480	$277,812

Included in the above loan amounts are unearned discounts on installment loans as well as unamortized deferred loan fees and origination costs of $347,000 and $661,000 as of March 31, 2011 and December 31, 2010, respectively.

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

Nonperforming and Impaired Loans

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

Information on nonperforming loans are summarized as follows at March 31, 2011 and December 31, 2010 (in thousands):

		Commercial	Commercial	Residential	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate	Installment
March 31, 2011:
Nonaccrual loans	$9,079	$7,453	$1,201	$425	$—
Loans past due 90 days or more and still accruing interest	1,481	143	—	1,176	162
Total nonperforming loans	$10,560	$7,596	$1,201	$1,601	$162

December 31, 2010:
Nonaccrual loans	$11,399	$9,150	$1,310	$939
Loans past due 90 days or more and still accruing interest	1,091	143	33	915
Total nonperforming loans	$12,490	$9,293	$1,343	$1,854

There were no nonperforming loans in the consumer other class for both periods, or the consumer installment class as of December 31, 2010.

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

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans as of March 31, 2011 and December 31, 2010 and their effect on interest income for the periods there ended (in thousands):
		Commercial	Commercial
Impaired Loans	Total Loans	Real Estate	Other
2011:
Unpaid principal balance	$10,003	$8,632	$1,371
Recorded investment	8,369	7,168	1,201
Average balance	11,424	9,957	1,467
Interest income for the three months ended:
Interest contractually due at original rates	182	165	17
Interest income recognized	186	159	27

Impaired loans:
Loans with no allowance	$6,285	$5,580	$705
Loans with an allowance recorded	2,084	1,588	496
Related specific allowance	$311	$239	$72

2010:
Unpaid principal balance	$11,806	$10,332	$1,474
Recorded investment	10,216	8,906	1,310
Average balance	12,448	11,003	1,445
Interest income for the year ended:
Interest contractually due at original rates	750	701	49
Interest income recognized	229	178	51

Impaired loans:
Loans with no allowance	$6,407	$5,702	$705
Loans with an allowance recorded	3,809	3,204	605
Related specific allowance	$831	$608	$223

Loan Credit Quality

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and category for the periods ended March 31, 2011 and December 31, 2010 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

March 31, 2011:
Pass	$45,105	$32,465	$12,640
Pass watch	54,772	43,898	10,874
Special mention	5,164	4,339	825
Substandard	23,007	20,769	2,238
Doubtful	311	157	154
Non-reviewed	148,267	279	688	$140,034	$5,832	$1,434
Total	$276,626	$101,907	$27,419	$140,034	$5,832	$1,434

December 31, 2010:
Pass	$45,078	$33,538	$11,540
Pass watch	53,754	43,046	10,708
Special mention	6,008	5,026	982
Substandard	24,640	22,694	1,946
Doubtful	831	429	402
Non-reviewed	151,836	245	1,164	$142,669	$6,375	$1,383
Total	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383

The following table illustrates the aging of past due loans by category for the periods ended March 31, 2011 and December 31, 2010 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing

March 31, 2011:
Commercial real estate	$4,871	$961	$5,412	$11,244	$90,663	$101,907	$143
Residential real estate	5,614	1,492	1,317	8,423	131,611	140,034	1,176
Commercial other	223	68	19	310	27,109	27,419	—
Consumer installment	68	30	162	260	5,572	5,832	162
Other consumer	6	—	—	6	1,428	1,434	—
Total	$10,782	$2,551	$6,910	$20,2430	$256,383	$276,626	$1,481

December 31, 2010:
Commercial real estate	$4,333	$890	$6,837	$12,060	$92,918	$104,978	$143
Residential real estate	2,840	1,946	1,723	6,509	136,160	142,669	915
Commercial other	176	67	95	338	26,404	26,742	33
Consumer installment	107	260	—	367	6,008	6,375	—
Other consumer	4	—	—	4	1,379	1,383	—
Total	$7,460	$3,163	$8,655	$19,278	$262,869	$282,147	$1,091

As of March 31, 2011 and December 31, 2010, nonaccrual loans included $3.7 million and $3.8 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

F.	Allowance for Loan Losses

The allowance for loan losses is a valuation allowance that management has determined to be necessary to absorb probable incurred credit losses inherent in the loan portfolio. The allowance is established through provisions for losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance quarterly using past loan loss experience to establish base allowance pool rates for commercial real estate, other commercial loans, residential real estate loans, consumer installment, and other consumer loans. Reviewed and Pass-rated commercial mortgage/loan pool rates are determined based on adjusted pool rates, which include weighted three-year average loss percentages adjusted for the eight risk factors as discussed below.

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

3.	Changes in the nature and volume of the portfolio and terms of loans.
4.	Changes in the experience, ability, and depth of lending management and staff.
5.	Changes in volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Changes in the quality of the Bank’s loan review system, and the degree of oversight by the Bank’s board of directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates (25%) unless specifically reviewed and deemed impaired as described below. An unallocated component of the allowance for loan losses has been established to reflect the inherent imprecision involved in calculating the allowance for loan losses.

The commercial portfolio segment is comprised of commercial real estate and other commercial loans. This segment is subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that reduce business and consumer spending leading to a loss of revenue, concentrations of credit in business categories that are disproportionately impacted by current economic conditions, the quality of the Bank’s loan review system and its ability to identify potential problem loans, and the availability of acceptable new loans to replace maturing, amortizing, and refinanced loans. In addition,   risks specific to commercial mortgages and secured commercial loans would include economic conditions that lead to declines in property and other collateral values. Prior to applying the allowance pool rate, commercial real estate and other commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more are individually considered for impairment. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial real estate and other commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The consumer portfolio segment is comprised of consumer real estate, consumer installment, and other consumer loans. This segment is also subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that increase unemployment which reduces a consumer’s ability to repay their debt, changes in legal and regulatory requirements that make it more difficult to originate new loans and collect on existing loans, and competition from non-local lenders who originate loans in the Bank’s market area at lower rates than the Bank can profitably offer. In addition, risks specific to residential mortgages and secured consumer loans would include economic conditions that lead to declines in property and other collateral values. Residential real estate, consumer installment, and other consumer loans are considered homogenous pools and are not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools. The other portfolio segment is comprised primarily of check-loans and loans in-process. These loans are considered homogenous pools and are not individually considered for impairment and a pool rating is applied to the aggregate balance of these pools.

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

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the periods ended March 31, 2011 and  December 31, 2010 and summary information as of March 31, 2010 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Three months ended March 31, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(831)	(627)	(62)	(100)	(19)	(23)	—
Recoveries	42	10	3	—	19	10	—
Provision	600	610	(51)	119	(12)	16	(82)
Ending balance March 31	$4,146	$2,153	$512	$1,232	$94	$64	$91
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$3,835	$1,914	$440	$1,232	$94	$64	$91
Evaluated individually
[specific reserve]	311	239	72	—	—	—	—

Total loans	$276,626	$101,907	$27,419	$140,034	$5,832	$1,434
Loans evaluated for impairment
Loans evaluated collectively	268,257	94,739	26,218	140,034	5,832	1,434
Loans evaluated individually	8,369	7,168	1,201	—	—	—

Year ended December 31, 2010:
Beginning balance January 1	$3,988	$1,799	$561	$1,249	$132	$55	$192
Charge-offs	(2,109)	(1,458)	(254)	(220)	(89)	(88)	—
Recoveries	156	—	51	3	47	55	—
Provision	2,300	1,819	264	181	16	39	(19)
Ending balance December 31	$4,335	$2,160	$622	$1,213	$106	$61	$173
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$3,504	$1,552	$399	$1,213	$106	$61	$173
Evaluated individually
[specific reserve]	831	608	223	—	—	—	—

Total loans	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383
Loans evaluated for impairment
Loans evaluated collectively	271,931	96,072	25,432	142,669	6,375	1,383
Loans evaluated individually	10,216	8,906	1,310	—	—	—

Three months ended March 31, 2010:
Beginning balance January 1	$3,988
Charge-offs	(111)
Recoveries	48
Provision	200
Ending balance March 31	$4,125

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

G.	Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at March 31, 2011 and December 31, 2010 are as follows (in thousands):

March 31, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (GSE) (a)	$7,530	$71	$(48)	$7,553
Obligations of states and political Subdivisions – New York State	59,401	1,210	(177)	60,434
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	30,616	1,073	(52)	31,637
Corporate debt – financial services industry	5,101	93	—	5,194
Certificates of deposit – financial services industry	98	—	—	98
	102,746	2,447	(277)	104,916
Equity securities – financial services industry	610	17	(2)	625
	$103,356	$2,464	$(279)	$105,541

Held to Maturity Securities- Obligations of states and political subdivisions	$6,410	$283	$(7)	$6,686

December 31, 2010	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (GSE) (a)	$8,570	$105	$(88)	$8,587
Obligations of states and political Subdivisions – New York State	56,819	1,120	(276)	57,663
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	32,117	1,130	(36)	33,211
Corporate debt – financial services industry	4,518	49	—	4,567
Certificates of deposit – financial services industry	98	—	—	98
	102,122	2,404	(400)	104,126
Equity securities – financial services industry	541	11	(10)	542
	$102,663	$2,415	$(410)	$104,668

Held to Maturity Securities- Obligations of states and political subdivisions	$6,021	$240	$—	$6,261

(a) Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

There were no sales of available for sale securities during the three month period ended March 31, 2011. For the same period in 2010, the Company sold $187,000 of available for sale securities with gross realized gains totaling $40,000. There were no sales of securities held to maturity during the three months ended March 31, 2011 or March 31, 2010.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at March 31, 2011, by remaining period of contractual maturity, are shown in the following table, in thousands. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	cost	fair value
Within one year	$20,913	$21,107
One to five years	35,820	36,797
Five to ten years	21,363	21,558
Over ten years	444	503
	78,540	79,965
Mortgage-backed securities	30,616	31,637
Equity securities	610	625
Total Investment Securities	$109,766	$112,227

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	2	$1,459	$48	—	$—	$—	2	$1,459	$48
Obligations of state and political subdivisions – NY State	47	9,695	177	—	—	—	47	9,695	177
Mortgage-backed securities and collat-eralized mortgage obligations	7	5,730	52	—	—	—	7	5,730	52
	56	16,884	277	—	—	—	56	16,885	277
Equity securities – financial services industry	1	104	2	—	—	—	1	104	2
	57	$16,988	$279	—	$—	$—	57	$16,988	$279
Held to maturity :
Obligations of state and political subdivisions – NY State	2	$1,138	$7	—	$—	$—	2	$1,138	$7

	Less than 12 months			12 months or more			Total
December 31, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	3	$2,433	$88	—	$—	$—	3	$2,433	$88
Obligations of state and political subdivisions – NY State	68	12,389	276	—	—	—	68	12,389	276
Mortgage-backed securities and collat-eralized mortgage obligations	6	4,655	36	—	—	—	6	4,655	36
	77	19,477	400	—	—	—	77	19,477	400
Equity securities – financial services industry	3	313	10	—	—	—	3	313	10
	80	$19,790	$410	—	$—	$—	80	$19,790	$410

Included in available for sale securities are Government Sponsored Enterprises including securities of the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FHLB, FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top four investment grades (S&P “BBB-” or higher).

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

There were no credit-related impairment charges recorded for the three month periods ended March 31, 2011 or March 31, 2010 as management believes the impairment on securities for both periods, did not represent an underlying credit quality impairment but instead are due to market fluctuation.

H.	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank and trust preferred stock. The trust preferred stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. Financial statements for the issuer of this trust preferred stock are evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock in 2011 or 2010. The investment in correspondent banks totaled $210,000 as of March 31, 2011 and December 31, 2010. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of March 31, 2011 and December 31, 2010, our FHLB stock totaled $1,187,000 and $1,596,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

FHLB stock is held as a long-term investment, and impairment is determined based on the ultimate recoverability of the par value. The Company evaluates impairment quarterly. The decision of whether impairment exists is a matter of judgment that reflects our view of the FHLB’s long-term performance, which includes factors such as:
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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2011 or 2010. Our evaluation of the factors described above in future periods could result in the recognition of impairment charges on FHLB stock.

I.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2010 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

The components of the net periodic benefit cost (benefit) for the three months ended March 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the quarter ended March 31,	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$86	$109	$13	$37
Interest cost	141	147	24	52
Expected return on plan assets	(151)	(134)	—	—
Amortization of prior service cost	—	6	(39)	(11)
Recognized net actuarial loss	35	48	—	—
Net amount recognized	$111	$176	$(2)	$78

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it expected to contribute $750,000 to its pension plan and $86,000 to its other postretirement benefits plan in 2011. As of March 31, 2011, a contribution of $750,000 was made to the pension plan and $43,000 of contributions had been made to the other postretirement benefits plan. The Company now expects to contribute an additional $25,000 to the pension plan in 2011.

J.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $578,000 at March 31, 2011 and $570,000 at December 31, 2010 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at March 31, 2011 and December 31, 2010 were insignificant.

K.	Fair Values of Financial Instruments

The Company follows ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and 2010, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
March 31, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$7,553	$—	$7,553	$—
Obligations of state and political subdivisions – New York state (a)	60,434	—	60,434	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	31,637	—	31,637	—
Corporate Debt – financial services industry	5,194	—	5,194	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	625	625	—	—
	$105,541	$723	$104,818	$—
Non-recurring:
Impaired loans	$1,773	$—	$—	$1,773

December 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$8,587	$—	$8,587	$—
Obligations of state and political subdivisions – New York state (a)	57,663	—	57,663	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	33,211	—	33,211	—
Corporate Debt – financial services industry	4,567	—	4,567	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	542	542	—	—
	$104,668	$640	$104,028	$—
Non-recurring:
Foreclosed real estate	$40	$—	$—	$40
Impaired loans	2,978	—	—	2,978
	$3,018	$—	$—	$3,018

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010:

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for six months, the loan is transferred out of impaired status. As of March 31, 2011 and December 31, 2010, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $2,084,000 and $3,809,000, less a valuation allowance of $311,000 and $831,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At March 31, 2011 and December 31, 2010, the fair values of these financial instruments approximated the related carrying values which were not significant.

	March 31, 2011		December 31, 2010

	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$23,468	$23,468	$7,518	$7,518
Securities available for sale	105,541	105,541	104,668	104,668
Securities held to maturity	6,410	6,686	6,021	6,261
Loans, net	272,480	271,521	277,812	277,134
Accrued interest receivable	2,264	2,264	2,034	2,034
Restricted investments	2,397	2,397	2,806	2,806
Financial liabilities:
Savings, money market and checking accounts	209,654	209,654	196,317	196,317
Time deposits	163,070	162,547	154,589	154,010
Accrued interest payable	263	263	273	273
Short-term debt	378	378	9,500	9,500
Federal Home Loan Bank borrowings	15,000	15,616	15,000	15,857

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

During the period from December 31, 2010 to March 31, 2011, total assets increased $12.4 million or 2.9%. The increase was primarily due to a net $15.9 million increase in cash and cash equivalents to $23.5 million, an $873,000 increase in available for sale securities and a $798,000 increase in foreclosed real estate, partially offset by a $5.3 million or 1.9% decrease in net loans to $272.5 million at March 31, 2011. The net increase in total assets was funded by deposit growth.

Total deposits increased $21.8 million or 6.2% to $372.7 million at March 31, 2011. NOW and super NOW accounts increased $11.4 million or 33.1%, and time deposits increased $8.5 million or 5.5% all due to seasonal influences, such as tax revenues received by government entities which hold deposits at the Bank, and the Bank’s enhanced sales initiative. Core non-interest bearing deposits increased $2.2 million or 3.4% to $65.0 million at March 31, 2011. In addition, depositors have increasingly brought deposits to the Bank, possibly due to a lack of other investment opportunities and uncertainty in the stock market.

Total stockholders’ equity increased $274,000 or 0.6% from $47.5 million at December 31, 2010 to $47.8 million at March 31, 2011. This increase was the result of net income of $704,000 plus an increase of $120,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends of $550,000.

Loans

Various statistics follow for the periods ended March 31, 2011 and December 31, 2010:

	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2011	2010	2010
Annualized net charge-offs as a percentage of average outstanding loans	1.13%	0.09%	0.70%
Allowance for loan losses to:
Total loans	1.50%	1.48%	1.54%
Total non-performing loans	39.3%	31.6%	34.7%

The allowance for loan losses was $4.1 million at March 31, 2011, $4.1 million at March 31, 2010 and $4.3 million at December 31, 2010. Total nonperforming loans were $10.6 million at March 31, 2011 and $12.5 million at December 31, 2010, a decrease of $1,930,000. Net loan charge-offs increased to $789,000 for the three months ended March 31, 2011 from $63,000 in the same period of 2010 and gross charge-offs increased to $831,000 in 2011 from $111,000 in 2010. The provision for loan losses was $600,000 for the three months ended March 31, 2011 as compared to $200,000 for the same period in 2010. The allowance’s coverage on nonperforming loans was 39.3% at March 31, 2011, 34.7% at December 31, 2010 and 34.7% at March 31, 2010. The decrease in the allowance for loan losses reflects the increased level of charge offs and the transfer of loans to foreclosed real estate. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, the Bank’s minimal loss history and low charge-offs, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

B.	Capital

Under the Federal Reserve’s risk-based capital rules at March 31, 2011, the Bank’s Tier I risk-based capital was 16.1 % and total risk-based capital was 17.3% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.0% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

	March 31,	December 31,
	2011	2010
Tier I Capital
Banks’ equity, excluding the after-tax net of accumulated other comprehensive income	$44,959	$44,786
Tier II Capital
Allowance for loan losses (1)	$3,500	$3,570
Total risk-based capital	$48,459	$48,356
Risk-weighted assets (2)	$279,361	$284,821
Average assets	$436,179	$430,433
Ratios
Tier I risk-based capital (minimum 4.0%)	16.1%	15.7%
Total risk-based capital (minimum 8.0%)	17.3%	17.0%
Leverage (minimum 4.0%)	10.3%	10.4%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for quarters ended March 31, 2011 and 2010. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Quarters Ended March 31,	2011			2010
		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$44,602	$398	3.57%	$49,959	$480	3.84%
Tax-exempt securities (2)	65,489	890	5.44	59,282	827	5.58
Total securities	110,091	1,288	4.68	109,241	1,307	4.79
Short-term investments	40	—	0.01	192	1	1.00
Loans
Real estate mortgages	199,772	3,095	6.20	200,551	3,212	6.41
Home equity loans	31,511	444	5.64	32,380	467	5.77
Time and demand loans	29,849	328	4.40	27,406	257	3.75
Installment and other loans	17,825	441	9.90	18,716	429	9.17
Total loans (3)	278,957	4,308	6.18	279,053	4,365	6.26
Total interest earning assets	389,088	5,596	5.75	388,486	5,673	5.84
Other non-interest bearing assets	50,926			45,011
Total assets	$440,014			$433,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$45,342	$28	0.25%	$40,654	$25	0.25%
Savings and insured money market deposits	98,517	120	0.49	84,126	118	0.56
Time deposits	158,467	561	1.42	175,819	852	1.94
Total interest bearing deposits	302,326	709	0.94	300,599	995	1.32
Federal funds purchased and other short-term debt	1,260	1	0.32	340	—	0.06
Federal Home Loan Bank borrowings	15,000	149	3.97	15,000	149	3.97
Total interest bearing liabilities	318,586	859	1.08	315,939	1,144	1.45
Demand deposits	65,011			62,430
Other non-interest bearing liabilities	6,715			9,738
Total liabilities	390,312			388,107
Stockholders’ equity	49,702			45,390
Total liabilities and stockholders’ equity	$440,014			$433,497
Net interest income – tax effected		4,737			4,529
Less: Tax gross up on exempt securities		301			280
Net interest income per statement of income		$4,436			$4,249
Net interest spread			4.67%			4.39%
Net interest margin (4)			4.87%			4.66%

1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the quarter ended March 31, 2011 as compared to 2010. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	March 31, 2011 compared to 2010
	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Total securities (1)	$10	$(29)	$(19)
Short-term investments	(1)	—	(1)
Loans	(2)	(55)	(57)
Total interest income	7	(84)	(77)

Interest Expense
NOW and Super NOW deposits	3	—	3
Savings and insured money market deposits	20	(18)	2
Time deposits	(84)	(207)	(291)
Federal funds purchased and other short-term debt	—	1	1
Federal Home Loan Bank borrowings	—	—	—
Total interest expense	(61)	(224)	(285)
Net interest income	$68	$140	$208

1	Fully taxable-equivalent basis.

The Company’s operating results are affected by inflation to the extent that interest rates, loan demand and deposit levels adjust to inflation and impact net interest income. Management can best counter the effect of inflation over the long term by managing net interest income and controlling expenses.

LIQUIDITY

The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the payment of interest on deposits, borrowings, withdrawal of deposits on demand or at their contractual maturity, and the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, and the ability to take advantage of new business opportunities. The Company and its subsidiary achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, the availability of lines of credit, and access to capital markets.

Liquidity at the subsidiary Bank level is managed through the monitoring of anticipated changes in loans, the investment portfolio, core deposits, and wholesale funds. The strength of the subsidiary Bank’s liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources, including credit lines with the other banking institutions, and the Federal Home Loan Bank.

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of March 31, 2011, the Bank is permitted to pay a dividend without prior OCC approval.

For the three months ended March 31, 2011, cash generated from operating activities amounted to $537,000, cash provided by financing activities was $12.1 million and cash provided by investing activities amounted to $3.3 million, resulting in a net increase in cash and cash equivalents of $15.9 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for March 31, 2011 and December 31, 2010 and Federal Home Loan Bank (FHLB) borrowings, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	March 31, 2011	December 31, 2010	March 31, 2011
Due three months or less	$21,243	$19,854	$—
Over three months through six months	18,977	12,730	—
Over six months through twelve months	15,118	13,270	—
Over twelve months	16,171	18,656	15,000
Total	$71,509	$64,510	$15,000

C.	Results of Operations

Net income for the first three months of 2011 decreased $87,000 or 11.0% to $704,000 from $791,000 for the same period in 2010. Net interest income after provision for loan losses decreased $213,000 or 5.3% to $3,836,000. This decrease is primarily due to a $400,000 or 200% increase in provision for loan losses and a $98,000 decrease in total interest and dividend income, partially offset by a $286,000 or 28.7% decrease in interest expense on deposits In addition, non-interest income decreased $83,000. Non-interest expenses decreased $140,000, to partially offset the decrease in net interest income after provision for loan losses and non-interest income. The provision for income taxes decreased $69,000 to $14,000 for the quarter ended March 31, 2011. The Company’s annualized return on average assets was 0.6% for the three months ended March 31, 2011, down from 0.7% for the same period last year. The annualized return on average stockholders’ equity was 5.7% for the three months ended March 31, 2011 and 7.0% for the same period in 2010.

Total net interest income before provision for loan losses increased $187,000 or 4.4% to $4,436,000 for the quarter ended March 31, 2011 up from $4,249,000 from the same period in 2010, of which, $286,000 was the result of a decrease in interest expense on deposits from $995,000 for the three months ended March 31, 2010 to $709,000 for the same period in 2011. This decrease of $286,000 was attributable to higher yielding time deposits having been replaced at lower current market rates and lower yields on savings and insured money market deposits. Partially offsetting this, interest income on investment securities decreased $82,000 or 17.1% to $398,000 and interest on loans decreased $57,000 or 1.3% to $4.3 million for the quarter ended March 31, 2011 as yields on investments securities and loans decreased.  Interest income on tax-exempt securities partially offset these decreases with an increase of $42,000 or 7.7% to $589,000 for the three months ended March 31, 2011. The shift in interest income on investment securities was due to slightly higher yields in the municipal market.

The provision for loan losses was $600,000 for the three months ended March 31, 2011, an increase from $200,000 for the three months ended March 31, 2010. The increase in 2011 was primarily due to the increased level of charge-offs.

Non-interest income decreased to $703,000 for the first three months of 2011 compared to $786,000 for the same period in 2010, a change of $83,000 or 10.6%. This decrease was primarily the result of a $72,000 or 109.1% increase in expenses incurred from the ownership of foreclosed real estate, a $40,000 decrease in net security gains and a $23,000 or 6.0% decrease in service charge income for the quarter ended March 31, 2011 as compared to the same period in 2010. Partially offsetting this decrease was an increase of $37,000 or 18.3% in fee income due to a higher volume of ATM interchange transactions. Non-interest expense decreased $140,000 or 3.5% primarily due to a $150,000 decrease in salaries and employee benefits and a $40,000 decrease in other non-interest expenses partially offset by a $50,000 or 9.5% increase in occupancy and equipment expenses due to the opening of two new branches during the first half of 2010. The decrease in salaries and employee benefits was primarily due to a $149,000 reduction in pension and post-retirement costs associated with plan amendments as discussed in the Company’s 2010 Annual Report on Form 10-K. Other non-interest expenses decreased due to services to implement technology updates during the first quarter of 2010.

Income tax expense was $14,000 for the three month period ended March 31, 2011 compared to $83,000 for the corresponding period in 2010, a decrease of $69,000. The Company’s effective tax rates were 1.9% and 9.5% for the three month periods ended March 31, 2011 and 2010, respectively. The reduction in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a higher percentage of income before income tax expense in 2011 as compared to 2010.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended March 31, 2011 and 2010.

Tax equivalent net interest spread increased 28 basis points to 4.67% at March 31, 2011 from 4.39% at March 31, 2010.  Net interest margin increased 21 basis points, to 4.87% in the first quarter of 2011 from 4.66% in the same quarter of 2010. Tax equivalent interest income decreased $77,000 to $5.6 million for the first three months of 2011 compared to the same period in 2010. The total average balance for interest earning assets was $389.1 million for the three month period ended March 31, 2011 compared to $388.5 million for the same three month period in 2010, an increase of $0.6 million or 0.2%. The overall yield on average interest earning assets decreased 9 basis points from 5.84% in 2010 to 5.75% in 2011, due to an 11 basis point decrease in yields on total average investment securities and an 8 basis point decrease in loan yields as higher yielding interest earning assets are replaced by lower yielding investments. As tax-exempt securities offered a better after-tax return over taxable securities, purchases of tax-exempt securities increased their average balance by $6.2 million while taxable securities decreased $5.3 million due to maturities and calls for the quarter ended March 31, 2011 from the same period in 2010. Average real estate mortgages decreased $0.8 million with a 21 basis point decrease in yield, average home equity loans decreased $0.9 million with a 13 basis point yield decrease from the three month period ended March 31, 2010 to the same period in 2011. Loan payoffs exceeded loan originations with higher yielding loans being replaced by lower yielding loans. Partially offsetting these decreases, average time and demand loans increased $2.4 million to $29.8 million for the three months ended March 31, 2011 with an increase of 65 basis points in yield as maturing introductory and lower yielding loans reprice at higher rates.

The total average balance for interest bearing liabilities was $318.6 million for the three month period ended March 31, 2011 compared to $315.9 million for the same three month period in 2010, an increase of $2.6 million or 0.8%. The overall yield on average interest bearing liabilities decreased 37 basis points from 1.45% in 2010 to 1.08% in 2011. Interest expense on average interest bearing liabilities decreased $285,000 from $1.1 million to $0.9 million. The decrease in interest expense was primarily due to a 52 basis point decrease in the average rate paid on time deposits as maturities of higher yielding deposits were replaced with lower rate products. Average deposits increased $1.7 million or 0.6% in a positive response to the Bank’s sales initiatives.

D.	Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. See Item 2B Management’s Discussion and Analysis/ Allowance for Loan Losses for further discussion. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. At the time of initial foreclosure, or when foreclosure occurs in-substance, these assets are recorded at fair value less estimated costs to sell and the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses. Any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met all the requirements prescribed by US GAAP.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2010. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4T.  CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of March 31, 2011.

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 5.   OTHER INFORMATION

Not Applicable.

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

May 11, 2011