Form 10-Q
period 2011-06-30
JEFFERSONVILLE BANCORP
filed 2011-08-15
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $0.50 par value per share	4,234,505 shares

INDEX TO FORM 10-Q

			Page

PART 1		Financial Information

	Item 1.	Financial Statements

		Consolidated Interim Financial Statements (Unaudited)

		Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

		Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

		Notes to Unaudited Consolidated Interim Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	26

PART 2		Other Information

	Item 1.	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	Removed and Reserved

	Item 5.	Other Information	27

	Item 6.	Exhibits	27

		Signatures	28

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
As of	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$15,889	$7,518
Securities available for sale, at fair value	113,337	104,668
Securities held to maturity, estimated fair value of $7,497 at June 30, 2011 and $6,261 at December 31, 2010	7,365	6,021
Loans, net of allowance for loan losses of $4,514 at June 30, 2011 and $4,335 at December 31, 2010	271,138	277,812
Accrued interest receivable	1,921	2,034
Bank-owned life insurance	15,830	15,592
Foreclosed real estate	3,174	1,816
Premises and equipment, net	5,013	5,284
Restricted investments	2,420	2,806
Other assets	6,439	7,236
Total Assets	$442,526	$430,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$66,611	$62,864
NOW and super NOW accounts	44,354	34,502
Savings and insured money market deposits	101,085	98,951
Time deposits	159,305	154,589
Total Deposits	371,355	350,906

Short-term debt	197	9,500
Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	7,344	7,883
Total Liabilities	393,896	383,289

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 outstanding at June 30, 2011 and December 31, 2010	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at June 30, 2011 and December 31, 2010	(4,965)	(4,965)
Retained earnings	43,736	43,158
Accumulated other comprehensive income	992	438
Total Stockholders’ Equity	48,630	47,498
Total Liabilities and Stockholders’ Equity	$442,526	$430,787

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

	Three months		Six Months
For the periods ended June 30,	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,226	$4,412	$8,534	$8,777
Securities:
Taxable	432	559	830	1,040
Tax-exempt	627	601	1,216	1,148
Total Interest and Dividend Income	5,285	5,572	10,580	10,965

INTEREST EXPENSE
Deposits	691	1,003	1,401	1,998
Federal Home Loan Bank borrowings	150	150	299	299
Total Interest Expense	841	1,153	1,700	2,297

Net interest income	4,444	4,419	8,880	8,668
Provision for loan losses	400	800	1,000	1,000
Net Interest Income after Provision for Loan Losses	4,044	3,619	7,880	7,668

NON-INTEREST INCOME
Service charges	382	366	743	750
Fee income	244	227	483	429
Earnings on bank-owned life insurance	124	119	238	236
Net gain on sale of securities	9	—	9	40
Net gain (loss) on revaluation and sale of foreclosed real estate	(212)	—	(113)	109
Other non-interest income	60	55	88	72
Total Non-Interest Income	607	767	1,448	1,636

NON-INTEREST EXPENSES
Salaries and employee benefits	2,007	2,179	4,017	4.339
Occupancy and equipment expenses	533	552	1,112	1,081
Foreclosed real estate expense, net	129	113	267	196
Other non-interest expenses	856	945	2,088	2,217
Total Non-Interest Expenses	3,525	3,789	7,484	7,833

Income before income tax expense (benefit)	1,126	597	1,844	1,471
Income tax expense (benefit)	151	(32)	165	51
Net Income	$975	$629	$1,679	$1,420

Basic earnings per common share	$0.23	$0.15	$0.40	$0.34
Average common shares outstanding	4,235	4,235	4,235	4,234
Cash dividends declared per share	$0.13	$0.13	$0.26	$0.26

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the six months ended June 30,	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,679	$1,420
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,000
Depreciation and amortization	371	346
Net (gain) loss on revaluation and sale of foreclosed real estate	113	(109)
Loss on sale of premise and equipment	—	22
Earnings on bank-owned life insurance	(238)	(236)
Net security gains	(9)	(40)
Deferred income tax expense (benefit)	325	(173)
(Increase) decrease in accrued interest receivable	113	(167)
Decrease in other assets	104	530
Increase (decrease) in other liabilities	(471)	207
Net Cash Provided by Operating Activities	2,987	2,800

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	16,605	21,455
Securities held to maturity	1,195	3,761
Proceeds from sales of securities available for sale	651	187
Purchases:
Securities available for sale	(25,062)	(45,710)
Securities held to maturity	(2,539)	(312)
(Disbursement for loan originations), net of principal collections	3,674	(1,081)
Net (purchase) redemption of restricted investments	386	(150)
Net purchases of premises and equipment	(100)	(718)
Proceeds from sales of foreclosed real estate	529	471
Net Cash Used in Investing Activities	(4,661)	(22,097)

FINANCING ACTIVITIES:
Net increase in deposits	20,449	12,939
Net increase (decrease) in short-term debt	(9,303)	2,389
Cash dividends paid	(1,101)	(1,101)
Net Cash Provided by Financing Activities	10,045	14,227

Net Increase (Decrease) in Cash and Cash Equivalents	8,371	(5,070)
Cash and Cash Equivalents at Beginning of Period	7,518	13,336
Cash and Cash Equivalents at End of Year	$15,889	$8,266

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,727	$2,321
Cash paid for income taxes	131	1
Transfer of loans to foreclosed real estate	2,000	1,310

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
June 30, 2011
(Unaudited)

A.	Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (“Bank”) (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of June 30, 2011 and December 31, 2010 as well as the results of operations for the three and six month periods ended June 30, 2011 and 2010 and the cash flows for the six months ended June 30, 2011 and 2010. All adjustments are normal and recurring. Certain reclassifications of prior year amounts have been made, when necessary, in order to conform to the current year’s presentation. Interim period results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2010 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 25, 2011.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended June 30, 2011 and 2010, the weighted average common shares outstanding were 4,234,505 for both periods. For the six month periods ended June 30, 2011 and 2010, the weighted average common shares outstanding were 4,234,505 and 4,234,414, respectively. There were no dilutive securities outstanding during either period.

C.	Comprehensive Income

The following table shows comprehensive income for the three and six month periods ended June 30, 2011 and 2010, dollars shown in thousands.

	For the three months ended		For the six months ended
	June 30,		June 30,
Comprehensive Income, Net of Tax	2011	2010	2011	2010

Net income	$975	$629	$1,679	$1,420
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period	683	897	863	971
Reclassification adjustment for net realized gain included in income	(9)	—	(9)	(40)
Amortization of pension and post retirement liabilities’ gains and losses	48	39	70	137
Other comprehensive income before income tax	722	936	924	1,068
Income tax expense related to other comprehensive income	(288)	(375)	(370)	(428)
Other comprehensive income	433	561	554	640
Comprehensive income	$1,408	$1,190	$2,233	$2,060

At June 30, 2011 and December 31, 2010, the components of accumulated other comprehensive income are as follows, dollars in thousands:

	June 30,	December 31,
Accumulated Other Comprehensive Income, Net of Tax	2011	2010
Supplemental executive retirement plan	$(685)	$(765)
Postretirement benefits	2,286	2,365
Defined benefit pension liability	(2,807)	(2,876)
Net unrealized holding gains on securities available for sale	2,859	2,005
Accumulated other comprehensive income, before tax	1,653	729
Income taxes related to accumulated other comprehensive income	(661)	(291)
	$992	$438

D.	New Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare its consolidated financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

In April 2011, FASB issued ASU 2011-02 Receivables (Topic 310),”A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in this ASU apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables – Trouble Debt Restructuring by Creditors. This ASU clarifies the guidance in evaluating whether a loan modification constitutes a troubled debt restructuring and requires that a creditor must separately conclude that both a concession was made and that the debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a loan modification constitutes a troubled debt restructuring. The Company has adopted this ASU as of June 30, 2011, the impact of which is reflected in its consolidated financial position, cash flows and income, contained herein.

In May 2011, FASB issued ASU 2011-04 Fair Value Measurement (Topic 820),”Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The FASB and International Accounting Standards Board have committed to creating a common set of high quality global accounting standards. To this end, the Boards’ developed common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS which will improve the comparability in financial statements prepared in accordance with either U.S. GAAP or IFRS. The amendments in this update explain how to measure fair value, they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The guidance in this ASU is effective for periods beginning after December 15, 2011, early adoption is not permitted. The Company is currently reviewing the impact of this ASU on its consolidated statements of financial position, income and cash flows.

In June 2011, FASB issued ASU 2011-05 Comprehensive Income (Topic 220),”Presentation of Other Comprehensive Income”. Under the amendments to Topic 220, Comprehensive Income, in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance in this ASU is effective for periods beginning after December 15, 2011, early adoption is permitted. The Company is currently reviewing the presentation impact of this ASU on its consolidated statements of financial position, income and cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

E.	Loans

The major classifications of loans are as follows at June 30, 2011 and December 31, 2010, in thousands:

	June 30,	December 31,
Loans, Net	2011	2010
Commercial
Commercial real estate loans:
Commercial mortgage	$98,921	$99,606
Farm land	4,304	4,551
Construction	115	821
Total commercial real estate loans	103,340	104,978
Other commercial loans:
Commercial loans	24,525	25,864
Agricultural loans	862	878
Total other commercial loans	25,387	26,742
Total commercial loans	128,727	131,720
Consumer
Consumer real estate loans:
Residential mortgage	107,268	108,397
Home equity	31,136	31,968
Construction	1,423	2,304
Total consumer real estate loans	139,827	142,669
Other consumer loans:
Consumer installment loans	5,708	6,375
Other consumer loans	1,390	1,383
Total other consumer loans	7,098	7,758
Total consumer loans	146,925	150,427
Total gross loans	275,652	282,147
Allowance for loan losses	(4,514)	(4,335)
Total loans, net	$271,138	$277,812

Included in the above loan amounts are unearned discounts on installment loans as well as unamortized deferred loan fees and origination costs of $356,000 and $661,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company originates residential and commercial loans primarily to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is primarily dependent upon the level of overall economic activity within the Company’s lending area.

Nonperforming and Impaired Loans

Nonperforming loans are loans where the collection of interest or principal is in doubt, except for residential mortgages that are well secured and in the process of collection, or loans that are past due more than 90 days and still considered an accruing loan. Impaired loan disclosures and classification apply to loans that are individually evaluated for collectability. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are classified as impaired.

Information on nonperforming loans is summarized as follows at June 30, 2011 and December 31, 2010 (in thousands):

		Commercial	Commercial	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate
June 30, 2011:
Nonaccrual loans	$8,432	$6,443	$1,186	$803
Nonaccrual trouble debt restructurings	1,003	410	113	480
Loans past due 90 days or more and still accruing interest	1,637	490	40	1,107
Total nonperforming loans	$11,072	$7,343	$1,339	$2,390

December 31, 2010:
Nonaccrual loans	$11,399	$9,150	$1,310	$939
Loans past due 90 days or more and still accruing interest	1,091	143	33	915
Total nonperforming loans	$12,490	$9,293	$1,343	$1,854

There were no nonperforming loans in the other consumer or consumer installment class at June 30, 2011 or December 31, 2010.

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

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans including trouble debt restructurings, as of June 30, 2011 and December 31, 2010 and their effect on interest income for the periods there ended (in thousands).

		Commercial	Commercial	Consumer
Impaired Loans	Total Loans	Real Estate	Other	Real Estate
2011:
Unpaid principal balance	$10,319	$8,331	$1,480	$508
Recorded investment	8,632	6,853	1,299	480
Average balance	11,658	9,627	1,534	497
Interest income for the three months ended:
Interest contractually due at original rates	150	134	11	5
Interest income recognized	59	48	11	—
Interest income for the six months ended:
Interest contractually due at original rates	332	299	28	5
Interest income recognized	245	207	38	—

Impaired loans:
Loans with no allowance	5,551	4,368	703	480
Loans with an allowance recorded	3,081	2,485	596	—
Related specific allowance	362	274	88	—

2010:
Unpaid principal balance	$11,806	$10,332	$1,474	—
Recorded investment	10,216	8,906	1,310	—
Average balance	12,448	11,003	1,445	—
Interest income for the year ended:
Interest contractually due at original rates	750	701	49	—
Interest income recognized	229	178	51	—

Impaired loans:
Loans with no allowance	6,407	5,702	705	—
Loans with an allowance recorded	3,809	3,204	605	—
Related specific allowance	831	608	223	—

Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are disclosed below as of June 30, 2011 and June 30, 2010 (in thousands):
	June 30, 2011				June 30, 2010
		Pre-Modification	Post-Modification	Current		Pre-Modification	Post-Modification	Current
		Recorded	recorded	recorded		recorded	recorded	recorded
Trouble Debt Restructure (TDR)	No.	investment	investment	investment	No.	investment	investment	investment
Commercial:
Real estate	2	$417	$430	$410	—	$—	$—	$—
Commercial loans	1	110	119	113	—	—	—	—
Consumer:
Real estate	2	445	509	480	—	—	—	—

The Bank evaluates TDRs that are over 60 days past due to determine whether or not they are in default. However, all TDRs over 90 days past due are reported as “in default." At June 30, 2011 and 2010, there were no TDRs considered to be in default.

A loan is classified as a troubled debt restructuring (“TDR”) when a concession that the Bank would not otherwise have considered is granted to a borrower experiencing financial difficulty. Most of the Bank’s TDRs involve the restructuring of loan terms to reduce the total payment amount in order to assist those borrowers who are experiencing temporary financial difficulty. In a TDR, the Bank may also increase loan balances for unpaid interest and fees or acquire additional collateral to secure its position. As of June 30, 2011, the Bank allocated $45,000 in specific reserves and has charged off $20,000 to borowers whose loan terms have been modified as TDRs with a $1,003,000 recorded investment. The Bank did not have any TDRs as of June 30, 2010. The specific reserve component was determined by using fair value of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. No additional reserve was required at June 30, 2011. The Bank has not committed to lend any funds to customers whose loans are classified as a TDR as of June 30, 2011. Additionally, no TDRs defaulted during the six months ended June 30, 2011.

Loan Credit Quality

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and categorys as described in the 2010 Annual Report on Form 10-K, as filed with the Securities Exchange Commission for the periods ended June 30, 2011 and December 31, 2010 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

June 30, 2011:
Pass	$46,308	$35,572	$10,736
Pass watch	53,597	42,821	10,776
Special mention	4,457	3,886	571
Substandard	23,850	20,529	2,321
Doubtful	492	245	247
Non-reviewed	147,948	287	736	$139,827	$5,708	$1,390
Total	$275,652	$103,340	$25,387	$139,827	$5,708	$1,390

December 31, 2010:
Pass	$45,078	$33,538	$11,540
Pass watch	53,754	43,046	10,708
Special mention	6,008	5,026	982
Substandard	24,640	22,694	1,946
Doubtful	831	429	402
Non-reviewed	151,836	245	1,164	$142,669	$6,375	$1,383
Total	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383

The following table illustrates the aging of past due loans by category for the periods ended June 30, 2011 and December 31, 2010 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing
2011:
Commercial real estate	$1,467	$903	$4,273	$6,643	$96,697	$103,340	$490
Residential real estate	3,315	2,441	1,740	7,496	132,331	139,827	1,107
Commercial other	166	—	40	206	25,181	25,387	40
Consumer installment	122	191	—	313	5,395	5,708	—
Other consumer	8	—	—	8	1,382	1,390	—
Total	$5,078	$3,535	$6,053	$14,666	$260,986	$275,652	$1,637

2010:
Commercial real estate	$4,333	$890	$6,837	$12,060	$92,918	$104,978	$143
Residential real estate	2,840	1,946	1,723	6,509	136,160	142,669	915
Commercial other	176	67	95	338	26,404	26,742	33
Consumer installment	107	260	—	367	6,008	6,375	—
Other consumer	4	—	—	4	1,379	1,383	—
Total	$7,460	$3,163	$8,655	$19,278	$262,869	$282,147	$1,091

As of June 30, 2011 and December 31, 2010, nonaccrual loans included $5.0 million and $3.8 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

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

3.	Changes in the nature and volume of the portfolio and terms of loans.
4.	Changes in the experience, ability, and depth of lending management and staff.
5.	Changes in volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
6.	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

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

The commercial portfolio segment is comprised of commercial real estate and other commercial loans. This segment is subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that reduce business and consumer spending leading to a loss of revenue, concentrations of credit in business categories that are disproportionately impacted by current economic conditions, the quality of the Bank’s loan review system and its ability to identify potential problem loans, and the availability of acceptable new loans to replace maturing, amortizing, and refinanced loans. In addition, risks specific to commercial mortgages and secured commercial loans would include economic conditions that lead to declines in property and other collateral values. Prior to applying the allowance pool rate, commercial real estate and other commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more and all trouble debt restructures (“TDR”) are individually considered for impairment. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial real estate and other commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The consumer portfolio segment is comprised of consumer real estate, consumer installment, and other consumer loans. This segment is also subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that increase unemployment which reduces a consumer’s ability to repay their debt, changes in legal and regulatory requirements that make it more difficult to originate new loans and collect on existing loans, and competition from non-local lenders who originate loans in the Bank’s market area at lower rates than the Bank can profitably offer. In addition, risks specific to residential mortgages and secured consumer loans would include economic conditions that lead to declines in property and other collateral values. Residential real estate, consumer installment, and other consumer loans are considered homogenous pools and are generally not individually considered for impairment. Loans restructured under a trouble debt restructuring are individually evaluated for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools. The other portfolio segment is comprised primarily of check-loans and loans in-process. These loans are considered homogenous pools and are not individually considered for impairment and a pool rating is applied to the aggregate balance of these pools.

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

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the periods ended June 30, 2011 and  December 31, 2010 along with summary information as of June 30, 2010 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Three months ended June 30, 2011:
Beginning balance April 1	$4,146	$2,153	$512	$1,232	$94	$64	$91
Charge-offs	(59)	6	(13)	—	(13)	(39)	—
Recoveries	27	—	2	1	13	11	—
Provision	400	176	30	(21)	(12)	38	189
Ending balance June 30	$4,514	$2,335	$531	$1,212	$82	$74	$280

Six months ended June 30, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(890)	(621)	(75)	(100)	(32)	(62)	—
Recoveries	69	10	5	1	31	22	—
Provision	1,000	786	(21)	98	(23)	53	107
Ending balance June 30	$4,514	$2,335	$531	$1,212	$82	$74	$280
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$4,152	$2,061	$443	$1,212	$82	$74	$280
Evaluated individually
[specific reserve]	362	274	88	—	—	—	—

Total loans	$275,652	$103,340	$25,387	$139,827	$5,708	$1,390
Loans evaluated for impairment
Loans evaluated collectively	267,020	96,487	24,087	139,348	5,708	1,390
Loans evaluated individually	8,632	6,853	1,299	480	—	—

		Commercial		Consumer
Allowance for Loan Losses, continued	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Year ended December 31, 2010:
Beginning balance January 1	$3,988	$1,799	$561	$1,249	$132	$55	$192
Charge-offs	(2,109)	(1,458)	(254)	(220)	(89)	(88)	—
Recoveries	156	—	51	3	47	55	—
Provision	2,300	1,819	264	181	16	39	(19)
Ending balance December 31	$4,335	$2,160	$622	$1,213	$106	$61	$173
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$3,504	$1,552	$399	$1,213	$106	$61	$173
Evaluated individually
[specific reserve]	831	608	223	—	—	—	—

Total loans	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383
Loans evaluated for impairment
Loans evaluated collectively	271,931	96,072	25,432	142,669	6,375	1,383
Loans evaluated individually	10,216	8,906	1,310	—	—	—

Three months ended June 30, 2010:
Beginning balance April 1	$4,125
Charge-offs	(221)
Recoveries	28
Provision	800
Ending balance June 30	$4,732

Six months ended June 30, 2010:
Beginning balance January 1	$3,988
Charge-offs	(332)
Recoveries	76
Provision	1,000
Ending balance June 30	$4,732

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

The amortized cost and estimated fair value of available for sale and held to maturity securities at June 30, 2011 and December 31, 2010 are as follows (in thousands):

June 30, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (“GSE”) (a)	$8,015	$31	$(7)	$8,039
Obligations of states and political subdivisions – New York State	64,211	1,614	(94)	65,731
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	30,777	1,238	(4)	32,011
Corporate debt – financial services industry	6,763	91	(25)	6,829
Certificates of deposit - financial services industry	98	—	—	98
	109,864	2,974	(130)	112,708
Equity securities – financial services industry	614	17	(2)	629
	$110,478	$2,991	$(132)	$113,337

Held to Maturity Securities- Obligations of states and political subdivisions	$7,365	$144	$(12)	$7,497

December 31, 2010	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (“GSE”) (a)	$8,570	$105	$(88)	$8,587
Obligations of states and political subdivisions – New York State	56,819	1,120	(276)	57,663
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	32,117	1,130	(36)	33,211
Corporate debt – financial services industry	4,518	49	—	4,567
Certificates of deposit - financial services industry	98	—	—	98
	102,122	2,404	(400)	104,126
Equity securities – financial services industry	541	11	(10)	542
	$102,663	$2,415	$(410)	$104,668

Held to Maturity Securities- Obligations of states and political subdivisions	$6,021	$240	$—	$6,261

(a)	Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

During the six month period ended June 30, 2011, sales of available for sale securities amounted to $651,000 with gross realized gains of $9,000. For the six month period in 2010, the Company sold $187,000 of available for sale securities with gross realized gains totaling $40,000. There were no sales of securities held to maturity during the six months ended June 30, 2011 or June 30, 2010.

The amortized cost and estimated fair value of total available for sale and held to maturity securities at June 30, 2011, by remaining period of contractual maturity, are shown in the following table, in thousands. Amortized cost is comprised of the purchase cost adjusted for the amortization of premium and accretion of discount on debt securities which is calculated using the level-yield interest method to the earlier of the call date or maturity date. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

Investment Securities	Amortized cost	Estimated fair value
Within one year	$32,631	$33,123
One to five years	30,023	30,654
Five to ten years	22,886	23,478
Over ten years	912	939
	86,452	88,194
Mortgage-backed securities	30,777	32,011
Equity securities	614	629
Total Investment Securities	$117,843	$120,834

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	2	$1,994	$7	—	$—	$—	2	$1,994	$7
Obligations of state and political subdivisions – NY State	40	9,046	94	—	—	—	40	9,046	94
Mortgage-backed securities and collat-eralized mortgage obligations	1	748	4	—	—	—	1	748	4
Corporate debt – financial services industry	2	1,614	25	—	—	—	2	1,614	25
	45	13,402	130	—	—	—	45	13,402	130
Equity securities – financial services industry	1	74	2	—	—	—	1	74	2
	46	$13,476	$132	—	$—	$—	46	$13,476	$132

Held to Maturity Securities- Obligations of states and political subdivisions	3	$1,245	$12	—	$—	$—	3	$1,245	$12

	Less than 12 months			12 months or more			Total
December 31, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	3	$2,433	$88	—	$—	$—	3	$2,433	$88
Obligations of state and political subdivisions – NY State	68	12,389	276	—	—	—	68	12,389	276
Mortgage-backed securities and collat-eralized mortgage obligations	6	4,655	36	—	—	—	6	4,655	36
	77	19,477	400	—	—	—	77	19,477	400
Equity securities – financial services industry	3	313	10	—	—	—	3	313	10
	80	$19,790	$410	—	$—	$—	80	$19,790	$410

Included in available for sale securities are Government Sponsored Enterprises including securities of the Federal Home Loan Bank (“FHLB”), Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FHLB, FHLMC and FNMA securities are not backed by the full faith and credit of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae, which are U.S. government-sponsored entities. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies and authorities. General obligation bonds must have a nationally recognized statistical rating organization (“NRSRO”) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top four investment grades (S&P “BBB-” or higher).

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

Held to maturity securities consist of obligations of state and political subdivisions consisting of general obligation and revenue bonds of municipalities, which are local to the Company and are typically not rated by the NRSRO. In accordance with federal regulations, the Company performs an analysis of the finances of the municipalities to determine that the bonds are the credit equivalent of investment grade bonds.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as other-than-temporarily impaired are written down to their current fair market value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment charge will also be recorded if there is credit related loss. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit loss include the failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, an entity shall use its best estimate of the present value of expected cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income.

There were no credit-related impairment charges recorded for the three or six month periods ended June 30, 2011 or June 30, 2010 as management believes the impairment on securities did not represent underlying credit quality impairment but instead are due to market fluctuation.

H.	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank and trust preferred stock. The trust preferred stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. Financial statements for the issuer of this trust preferred stock are evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock in 2011 or 2010. The investment in correspondent banks totaled $210,000 as of June 30, 2011 and December 31, 2010. As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of June 30, 2011 and December 31, 2010, our FHLB stock totaled $1,210,000 and $1,596,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

I.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2010 Annual Report on Form 10-K. The components of the net periodic benefit cost for these plans follows:

The components of the net periodic benefit cost (benefit) for the three and six months ended June 30, for these plans were as follows (in thousands):

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the three months ended June 30,	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$86	$109	$13	$37
Interest cost	141	147	24	52
Expected return on plan assets	(151)	(134)	—	—
Amortization of prior service cost	—	6	(39)	(11)
Recognized net actuarial loss	35	48	—	—
Net amount recognized	$111	$176	$(2)	$78

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the six months ended June 30,	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$172	$218	$26	$74
Interest cost	282	294	48	104
Expected return on plan assets	(302)	(268)	—	—
Amortization of prior service cost	—	12	(78)	(22)
Recognized net actuarial loss	70	96	—	—
Net amount recognized	$222	$352	$(4)	$156

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it expected to contribute $750,000 to its pension plan and $86,000 to its other postretirement benefits plan in 2011. As of June 30, 2011, an additional contribution of $25,000 for a total of $775,000 was made to the pension plan and $48,000 of contributions had been made to the other postretirement benefits plan. The Company does not expect to make any additional contributions to the pension plan in 2011.

J.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $578,000 at June 30, 2011 and $570,000 at December 31, 2010 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at June 30, 2011 and December 31, 2010 were insignificant.

K.	Fair Values of Financial Instruments

The Company follows ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and 2010, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
June 30, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$8,039	$—	$8,039	$—
Obligations of state and political subdivisions –New York state (a)	65,731	—	65,731	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	32,011	—	32,011	—
Corporate Debt – financial services industry	6,829	—	6,829	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	629	629	—	—
	$113,337	$727	$112,610	$—
Non-recurring:
Impaired loans	$2,719	$—	$—	$2,719

December 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$8,587	$—	$8,587	$—
Obligations of state and political subdivisions –New York state (a)	57,663	—	57,663	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	33,211	—	33,211	—
Corporate Debt – financial services industry	4,567	—	4,567	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	542	542	—	—
	$104,668	$640	$104,028	$—
Non-recurring:
Foreclosed real estate	$40	$—	$—	$40
Impaired loans	2,978	—	—	2,978
	$3,018	$—	$—	$3,018

(a)	Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

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

ASC Topic 825 Financial Instruments (“ASC 825”) requires disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate fair value. Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and the relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, prepayments, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may or may not be realized in an immediate sale of the instrument.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010:

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for six months, the loan is transferred out of impaired status. As of June 30, 2011 and December 31, 2010, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $3,081,000 and $3,809,000, less a valuation allowance of $362,000 and $831,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At June 30, 2011 and December 31, 2010, the fair values of these financial instruments approximated the related carrying values which were not significant.

	June 30, 2011		December 31, 2010
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities (in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$15,889	$15,889	$7,518	$7,518
Securities available for sale	113,337	113,337	104,668	104,668
Securities held to maturity	7,365	7,497	6,021	6,261
Loans, net	271,138	269,814	277,812	277,134
Accrued interest receivable	1,921	1,921	2,034	2,034
Restricted investments	2,420	2,420	2,806	2,806
Financial liabilities:
Savings, money market and checking accounts	212,050	212,050	196,317	196,317
Time deposits	159,305	159,872	154,589	154,010
Accrued interest payable	246	246	273	273
Short-term debt	197	197	9,500	9,500
Federal Home Loan Bank borrowings	15,000	15,631	15,000	15,857

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

During the period from December 31, 2010 to June 30, 2011, total assets increased $11.7 million or 2.8%. The increase was primarily due to an $8.4 million increase in cash and cash equivalents to $15.9 million at June 30, 2011, an $8.7 million or 8.3% increase in available for sale securities, a $1.4 million or 74.8%  increase in foreclosed real estate to $3.2 million at June 30, 2011, and a $1.3 million or 22.3% increase in held to maturity securities partially offset by a $6.7 million or 2.4% decrease in net loans to $271.1 million at June 30, 2011. The net increase in total assets was funded by deposit growth.

Total deposits increased $20.4 million or 5.8% to $371.4 million at June 30, 2011. NOW and super NOW accounts increased $9.9 million or 28.6%, and time deposits increased $4.7 million or 3.1%. Savings and insured money market deposits increased $2.1 million or 2.2%. Core non-interest bearing deposits increased $3.7 million or 6.0% to $66.6 million at June 30, 2011. Factors influencing deposit growth include seasonal influences, such as tax revenues received by government entities which hold deposits at the Bank, the Bank’s enhanced sales initiative, and customers increasing deposits to the Bank due to uncertainty in the stock market and a lack of other investment opportunities. Short-term debt decreased $9.3 million to $197,000 at June 30, 2011 as overnight borrowings from the Federal Home Loan Bank were replaced by deposits.

Total stockholders’ equity increased $1.1 million or 2.4% from $47.5 million at December 31, 2010 to $48.6 million at June 30, 2011. This increase was the result of net income of $1.7 million plus an increase of $554,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends of $1.1 million.

Loans

Various statistics follow for the periods ended June 30, 2011, June 30, 2010 and December 31, 2010:

	Six months ended		Year ended
	June 30,	June 30,	December 31,
	2011	2010	2010
Annualized net charge-offs as a percentage of average outstanding loans	0.59%	0.18%	0.70%
Allowance for loan losses to:
Total loans	1.64%	1.70%	1.54%
Total non-performing loans	40.8%	37.8%	34.7%

The allowance for loan losses was $4.5 million at June 30, 2011, $4.7 million at June 30, 2010 and $4.3 million at December 31, 2010. Total nonperforming loans were $11.1 million at June 30, 2011 and $12.5 million at December 31, 2010, a decrease of $1.4 million. Net loan charge-offs increased to $821,000 for the six months ended June 30, 2011 from $256,000 in the same period of 2010 and gross charge-offs increased to $890,000 in 2011 from $332,000 in 2010. The provision for loan losses was $1 million for both the six month periods ended June 30, 2011 and 2010. The allowance’s coverage of nonperforming loans was 40.8% at June 30, 2011, 34.7% at December 31, 2010 and 37.8% at June 30, 2010. The increase in the allowance for loan losses reflects the increased level of charge offs. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, the Bank’s minimal loss history and low charge-offs, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

B.	Capital

The Bank’s Tier I risk-based capital was 16.0% and total risk-based capital was 17.2% of risk-weighted assets as of June 30, 2011. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.3% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

	June 30, 2011	December 31, 2010
Tier I Capital
Banks’ equity, excluding the after-tax net of accumulated other comprehensive income	$45,383	$44,786
Tier II Capital
Allowance for loan losses (1)	$3,526	$3,570
Total risk-based capital	$48,909	$48,356
Risk-weighted assets (2)	$284,038	$284,821
Average assets	$440,719	$430,433
Ratios
Tier I risk-based capital (minimum 4.0%)	16.0%	15.7%
Total risk-based capital (minimum 8.0%)	17.2%	17.0%
Leverage (minimum 4.0%)	10.3%	10.4%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for three and six months ended June 30, 2011 and 2010. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the three months ended June 30,	2011			2010
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$45,683	$432	3.78%	$64,417	$559	3.47%
Tax-exempt securities (2)	69,062	943	5.46	59,298	909	6.13
Total securities	114,745	1,375	4.79	123,715	1,468	4.75
Short-term investments	46	—	0.01	42	—	0.06
Loans
Real estate mortgages	198,564	3,059	6.16	200,485	3,210	6.40
Home equity loans	31,031	444	5.72	32,066	464	5.79
Time and demand loans	27,883	320	4.59	27,180	307	4.52
Installment and other loans	19,257	403	8.37	18,188	431	9.48
Total loans (3)	276,735	4,226	6.11	277,919	4,412	6.35
Total interest earning assets	391,526	5,601	5.72	401,676	5,880	5.86
Other non-interest bearing assets	51,642			44,737
Total assets	$443,168			$446,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$42,282	$26	0.25%	$38,152	$24	0.25%
Savings and insured money market deposits	102,697	124	0.48	99,782	152	0.61
Time deposits	161,595	541	1.34	174,201	827	1.90
Total interest bearing deposits	306,574	691	0.90	312,135	1,003	1.29
Federal funds purchased and other short-term debt	274	—	0.28	532	—	0.21
Long-term debt	15,000	150	4.00	15,000	150	4.00
Total interest bearing liabilities	321,848	841	1.05	327,667	1,153	1.41
Demand deposits	66,203			63,082
Other non-interest bearing liabilities	8,027			9,888
Total liabilities	396,078			400,637
Stockholders’ equity	47,090			45,776
Total liabilities and stockholders’ equity	$443,168			$446,413
Net interest income – tax effected		4,760			4,727
Less tax gross up on exempt securities		316			308
Net interest income per statement of income		$4,444			$4,419
Net interest spread			4.67%			4.45%
Net interest margin (4)			4.86%			4.71%

1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

For the six months ended June 30,	2011			2010
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$45,163	$830	3.68%	$57,188	$1,040	3.63%
Tax-exempt securities (2)	67,255	1,833	5.45	59,290	1,735	5.86
Total securities	112,418	2,663	4.74	116,478	2,775	4.76
Short-term investments	43	—	0.01	117	1	1.00
Loans
Real estate mortgages	199,168	6,154	6.18	200,518	6,422	6.41
Home equity loans	31,271	888	5.68	32,223	931	5.78
Time and demand loans	28,866	648	4.49	27,293	564	4.13
Installment and other loans	18,541	844	9.10	18,452	860	9.32
Total loans (3)	277,846	8,534	6.14	278,486	8,777	6.30
Total interest earning assets	390,307	11,197	5.74	395,081	11,553	5.85
Other non-interest bearing assets	51,284			44,874
Total assets	$441,591			$439,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$43,812	$54	0.25%	$39,403	$49	0.25%
Savings and insured money market deposits	100,607	244	0.49	91,954	270	0.59
Time deposits	160,031	1,103	1.38	175,010	1,679	1.92
Total interest bearing deposits	304,450	1,401	0.92	306,367	1,998	1.30
Federal funds purchased and other short-term debt	767	—	0.30	436	—	0.39
Long-term debt	15,000	299	3.99	15,000	299	3.99
Total interest bearing liabilities	320,217	1,700	1.06	321,803	2,297	1.43
Demand deposits	65,607			62,756
Other non-interest bearing liabilities	7,371			9,813
Total liabilities	393,195			394,372
Stockholders’ equity	48,396			45,583
Total liabilities and stockholders’ equity	$441,591			$439,955
Net interest income – tax effected		9,497			9,256
Less tax gross up on exempt securities		617			588
Net interest income per statement of income		$8,880			$8,668
Net interest spread			4.68%			4.42%
Net interest margin (4)			4.87%			4.69%

1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the three and six months ended June 30, 2011 as compared to 2010. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	June 30, 2011 compared to 2010
For the three months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Total securities (1)	$(107)	$14	$(93)
Short-term investments	—	—	—
Loans	(18)	(168)	(186)
Total interest income	(125)	(154)	(279)

Interest Expense
NOW and Super NOW deposits	2	—	2
Savings and insured money market deposits	5	(33)	(28)
Time deposits	(60)	(226)	(286)
Short-term debt	—	—	—
Total interest expense	(53)	(259)	(312)
Net interest income	$(72)	$105	$33

	June 30, 2011 compared to 2010
For the six months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Total securities (1)	$(97)	$(15)	$(112)
Short-term investments	(1)	—	(1)
Loans	(20)	(223)	(243)
Total interest income	(118)	(238)	(356)

Interest Expense
NOW and Super NOW deposits	5	—	5
Savings and insured money market deposits	25	(51)	(26)
Time deposits	(144)	(433)	(577)
Short-term debt	—	1	1
Total interest expense	(114)	(483)	(597)
Net interest income	$ (4)	$245	$241

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

The primary source of liquidity for the parent Company is dividends from the Bank. Office of the Comptroller of the Currency (“OCC”) regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s retained net income to date during the calendar year and the Bank’s retained net income over the preceding two years. As of June 30, 2011, the Bank is permitted to pay a dividend without prior OCC approval.

For the three months ended June 30, 2011, cash generated from operating activities amounted to $3.0 million, cash provided by financing activities was $10.1 million and cash used in investing activities amounted to $4.7 million, resulting in a net increase in cash and cash equivalents of $8.4 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for June 30, 2011 and December 31, 2010 and Federal Home Loan Bank (“FHLB”) borrowings, dollars in thousands:

	Maturity of Time Deposits of $100,000 or More		FHLB Borrowings
As of	June 30, 2011	December 31, 2010	June 30, 2011
Due three months or less	$25,209	$19,854	$—
Over three months through six months	14,792	12,730	—
Over six months through twelve months	14,127	13,270	5,000
Over twelve months	14,314	18,656	10,000
Total	$68,442	$64,510	$15,000

C.	Results of Operations

Comparison of the three month periods ending June 30, 2011 and 2010

Net income for the three months ended June 30, 2011 increased $346,000 or 55.0% to $975,000 from $629,000 for the same period in 2010. The increase was comprised primarily of a $425,000 increase in net interest income after provision for loan losses from $3,619,000 to $4,044,000 for the three months ended June 30, 2011 and a $264,000 decrease in non-interest expense, partially offset by a decrease in non-interest income of $160,000 and an increase in income taxes of $183,000. The increase in net interest income after provision for loan losses is primarily due to a $400,000 decrease in the provision for loan losses and a $312,000 decrease in total interest expense on deposits, partially offset by a decrease in total interest and dividend income of $287,000. The Company’s annualized return on average assets was 0.9% for the three months ended June 30, 2011, up from 0.6% for the same period last year. The annualized return on average stockholders’ equity was 8.3% for the three months ended June 30, 2011, up from 5.5% for the same period last year.

Total net interest income before provision for loan losses increased $25,000 or 0.6% to $4,444,000 for the quarter ended June 30, 2011 up from $4,419,000 from the same period in 2010, of which $312,000 was the result of a decrease in interest expense on deposits from $1,003,000 for the three months ended June 30, 2010 to $691,000 for the same period in 2011. This decrease of $312,000 was attributable to higher yielding time deposits having been replaced at current market rates and lower yields on time, savings and insured money market deposits. Partially offsetting this, interest income on loans decreased $186,000 or 4.2% to $4,226,000 and investment income on taxable securities decreased $127,000 or 22.7% to $432,000 for the quarter ended June 30, 2011. The decrease in interest income on taxable securities was due to maturing and called securities being replaced by lower yielding securities despite the increase in the average balance of these securities.

The provision for loan losses was $400,000 for the three months ended June 30, 2011, a decrease of $400,000 from $800,000 for the three months ended June 30, 2010. The decrease in 2011 was primarily due to the decreased level of charge-offs for the six months ended June 30, 2011.

Non-interest income decreased to $607,000 for the second quarter of 2011 compared to $767,000 for the same period in 2010, a decrease of $160,000 or 20.9%. This decrease was primarily the result of expenses incurred from the ownership and sale of foreclosed real estate. Losses on revaluation and sales of foreclosed properties increased $212,000 for the three months ended June 30, 2011 from the same period in the prior year  partially offset by a $17,000 increase in fee income and a $16,000 increase in service charge income. Non-interest expense decreased $264,000 or 7.0% primarily due to a $172,000 decrease in salaries and employee benefits and an $89,000 decrease in other non-interest expenses. The decrease in salaries and employee benefits was primarily due to a $135,000 reduction in pension and post-retirement costs associated with plan amendments as discussed in the Company’s 2010 Annual Report on Form 10-K. Other non-interest expenses decreased $89,000 or 9.4% primarily as a result of a $49,000 reduction in FDIC assessments and $30,000 less in postage expense.

Income tax expense was $151,000 for the three month period ended June 30, 2011 compared to a $32,000 tax benefit for the corresponding period in 2010, an increase of $183,000. The Company’s effective tax rates were 13.4% and (5.4)% for the three month periods ended June 30, 2011 and 2010, respectively. The increase in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2011 as compared to 2010.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended June 30, 2011 and 2010.

Tax equivalent net interest spread increased 22 basis points to 4.67% for the three months ended June 30, 2011 from 4.45% for the same period in 2010. Net interest margin increased 16 basis points from 4.71% to 4.87% over that time. Tax equivalent net interest income increased $33,000 as a result of a $312,000 decrease in interest expense partially offset by a $279,000 decrease in tax equivalent interest income. Yields on average interest-bearing liabilities and interest earning assets decreased 36 basis points and 14 basis points respectively from 2010 to 2011. Tax equivalent interest income decreased $279,000 primarily due to a $186,000 decrease in loan interest and a $127,000 decrease in interest on average taxable securities, partially offset by a $34,000 increase in interest income on average tax-exempt securities. Interest earned on loans decreased $186,000 or 0.4%, with average yields decreasing 24 basis points from 6.35% to 6.11% for the three months ended June 30, 2011. Most loan categories experienced a decrease in average yields for the three months ended June 30, 2011 versus the same period in 2010. The yield on real estate mortgages decreased 24 basis points and home equities decreased 7 basis points due to the maturing or replacement of existing loans with lower-yielding production. Time and demand loans partially offset these decreases, with a 7 basis point increase in yield. Total tax-equivalent interest income on securities decreased $93,000 with a 4 basis point increase in yield. Interest income on taxable securities decreased $127,000 (at a 3.78% average yield) which was partially offset by a $34,000 increase (at a 5.46% average tax-equivalent yield) in tax-exempt interest income. The yield on taxable securities increased 31 basis points to 3.78% as lower yielding callable securities were replaced with higher yielding securities. The yield on tax-exempt securities decreased 67 basis points to 5.46% as higher yielding securities matured or were called and were replaced by lower yielding ones. The total average balance for interest bearing assets was $391,526,000 for the three month period ended June 30, 2011 compared to $401,676,000 for the same three month period in 2010, a decrease of $10,150,000 or 2.5%. Average investment securities decreased $8,970,000 or 7.3% to $114,745,000 and average loans decreased $1,184,000 or 0.4% to $276,735,000 for the three months ended June 30, 2011. Average taxable security holdings decreased $18,734,000 or 29.1% partially offset by a $9,764,000 or 16.5% increase in average tax-exempt securities. As yields on municipal securities outperform agency securities, the Bank increased its holdings while allowing taxable securities to drop off as they matured or were called. Average real estate mortgages decreased $1,921,000 or 1.0% and home equity loans decreased $1,035,000 or 3.2% as borrowers refinance for more competitive rates in the marketplace. Average installment loans increased $1,069,000 or 5.9%.

Interest expense on total average interest bearing liabilities decreased $312,000 and average yields decreased 36 basis points from 1.41% for the three months ended June 30, 2010 to 1.05% for the same period in 2011. Interest expense on deposits decreased $312,000 primarily on time deposits. Interest expense on time deposits decreased $286,000 and yields decreased 56 basis points to 1.34% for the three months ended June 30, 2011. The low interest rate environment caused by government monetary policy resulted in the decreased interest expense. Total average interest bearing liabilities decreased $5,819,000 or 1.8% from $327,667,000 for the three month period ended June 30, 2010 compared to $321,848,000 for the same three month period in 2011. Average interest bearing deposits decreased $5,561,000 due to a decrease of $12,606,000 or 7.2% in average time deposits to $161,595,000, partially offset by an increase in NOW and super NOW deposits of $4,130,000 or 10.8% to $42,282,000 and an increase in savings and insured money market deposits of $2,915,000 or 2.9% to $102,697,000. As higher yielding, longer term time deposits matured, the low rates available in the current market caused some customers to switch to non-maturity deposit products. Total average deposits decreased as a result of seasonal fluctuations of municipal deposits partially offset by gains made from the Banks increased sales effort.

Comparison of the six month periods ended June 30, 2011 and 2010

Net income for the six months ended June 30, 2011 increased $259,000 or 18.2% to $1,679,000 compared to $1,420,000 for the same period in 2010. This overall increase was primarily due to a $212,000 increase in net interest income and a $349,000 decrease in non-interest expense partially offset by a decrease of $188,000 in other non-interest income and a $114,000 increase in income tax expense. The Company’s annualized return on average assets was 0.8% for the six months ended June 30, 2011, up from 0.6% for the same period last year. The annualized return on average stockholders’ equity was 7.1%, up from 6.2% for the six months ended June 30, 2011 and 2010, respectively.

Net interest income after provision for loan losses increased $212,000 or 2.8% to $7,880,000, resulting from a $597,000 decrease in interest expense on deposits partially offset by a decrease of $210,000 in interest on taxable securities and a $243,000 decrease in interest income on loans. Interest expense on deposits decreased $597,000 or 29.9% primarily due to lower interest rates paid on time deposits. Interest on taxable securities decreased $210,000 or 20.2% primarily resulting from maturity and calls of agency securities being replaced by lower yielding investments.  Interest income on loans decreased $243,000 or 2.8% due to maturing higher yielding loans being replaced at lower rates.

The provision for loan losses was $1,000,000 for both six months periods ended June 30, 2011 and 2010. Management believes reserves to be adequate as charge-offs have stabilized.

Non-interest income decreased $188,000 or 11.5% for the six months ended June 30, 2011 to $1,636,000 from $1,448,000 for the same period in 2010. Loss on sale and revaluation of foreclosed real estate expense increased $222,000 as the activity level of properties in foreclosure has increased. Gains from the sale of securities decreased $31,000 from the prior year. These decreases were partially offset by an increase in fee income of $54,000 or 12.6% as the Bank expanded its customer deposit base. Non-interest expenses totaled $7,484,000 for the six months ended June 30, 2011 compared to $7,833,000 for the same period in 2010, a decrease of $349,000 or 4.5%. This decrease reflects a $322,000 decrease in salary and employee benefits resulting primarily from a decrease of $273,000 from pension and post-retirement plan expense due to plan amendments that were disclosed in the Company’s Annual Report on Form 10-K as filed on March 25, 2011 and a $65,000 decrease in profit incentive program costs.  Other non-interest expenses decreased $129,000 primarily due to a $76,000 decrease in information technology consulting fees, a $49,000 decrease in FDIC assessments, and $37,000 less in advertising costs in 2011 partially offset by a $38,000 increase in ATM transactional costs. Partially offsetting these decreases, foreclosed real estate expenses increased $71,000 due to the increased activity in foreclosed properties.

Income tax expense was $165,000 for the six month period ended June 30, 2011 compared to $51,000 for the corresponding period in 2010, an increase of $114,000. The Company’s effective tax rates were 8.9% and 3.5% for the six month periods ended June 30, 2011 and 2010, respectively. The change in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2011 as compared to 2010.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the six month average balance and yields, and year to date interest income and expense for the periods ended June 30, 2011 and 2010.

Tax equivalent net interest spread increased 26 basis points to 4.68% for the six months ended June 30, 2011 from 4.42% for the same period in 2010. Net interest margin increased 18 basis points from 4.69% to 4.87% over that time. Tax equivalent net interest income increased $241,000 as a result of interest expense decreasing $597,000 partially offset by tax equivalent interest income decreasing $356,000. Yields on average interest-bearing liabilities decreased 37 basis points and interest earning assets decreased 11 basis points from 5.85% in 2010 to 5.74% in 2011. Tax equivalent interest income decreased $356,000 primarily due to a $243,000 decrease in loan interest and a $210,000 decrease in interest on average taxable securities partially offset by a $98,000 increase in interest income on average tax-exempt securities. Interest earned on loans decreased $243,000 with average yields decreasing 16 basis points from 6.30% to 6.14% for the six months ended June 30, 2011. Most loan categories experienced a decrease in average yields for the six months ended June 30, 2011 versus the same period in 2010. The yield on real estate mortgages decreased 23 basis points and home equities decreased 10 basis points due to the maturing or replacement of loans with new lower-yielding products. Time and demand loans partially offset these decreases, with a 36 basis point increase in yield as a result of the seasonal usage of commercial lines of credit. Total tax-equivalent interest income on securities decreased $112,000 or 2 basis points. Interest income on taxable securities decreased $210,000 (at a 3.68% average yield) which was partially offset by a $98,000 increase (at a 5.45% average tax-equivalent yield) in tax-exempt interest income. The yield on taxable securities increased 5 basis points to 3.68% as higher yielding securities have not met their call date as lower yielding securities mature and are called. The yield on tax-exempt securities decreased 41 basis points to 5.45% as higher yielding securities mature which were replaced by lower yielding ones. The total average balance for interest bearing assets was $390,307,000 for the six month period ended June 30, 2011 compared to $395,081,000 for the same six month period in 2010, a decrease of $4,774,000 or 1.2%. Average investment securities decreased $4,060,000 or 3.5% to $112,418,000 and average loans decreased $640,000 or 0.2% to $277,846,000 for the six months ended June 30, 2011. Average taxable security holdings decreased $12,025,000 or 21.0% partially offset by a $7,965,000 or 13.4% increase in average tax-exempt securities. As yields on municipal securities outperform agency securities, the Bank increased its holdings while allowing taxable securities to drop off as they are not replaced on maturity or call.  Total average loans decreased $640,000 or 0.2% to $277,846,000 for the six months ended June 30, 2011. Average real estate mortgages and home equity loans decreased $1,350,000 and $952,000, respectively, as borrowers refinance for more competitive rates in the marketplace. Average time and demand loans increased $1,573,000.

Interest expense on total average interest bearing liabilities decreased $597,000 and average yields decreased 37 basis points from 1.43% for the six months ended June 30, 2010 to 1.06% for the same period in 2011. Interest expense on deposits decreased $597,000 primarily on time deposits. Interest expense on time deposits decreased $576,000 and the yield decreased 54 basis points to 1.38% for the six months ended June 30, 2011. The low interest rate environment caused by government monetary policy resulted in the decreased interest expense. Total average interest bearing liabilities decreased $1,586,000 or 0.5% from $321,803,000 for the six month period ended June 30, 2010 compared to $320,217,000 for the same six month period in 2011. Average interest bearing deposits decreased $1,917,000 due to a decrease of $14,979,000 or 8.6% in average time deposits to $160,031,000, partially offset by an increase in savings and insured money market deposits of $8,653,000 or 9.4% to $100,607,000 and increase in NOW and super NOW deposits of $4,409,000 or 11.2% to $43,812,000. As higher yielding, longer term time deposits matured, the low rates available in the current market caused some customers to switch to non-maturity deposit products. Total average deposits decreased as a result of seasonal fluctuations of municipal deposits partially offset by gains made from the Banks increased sales effort.

D.	Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral underlying certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. See Item 1 Financial Statements Notes to Unaudited Consolidated Interim Financial Statements note F, Allowance for Loan Losses, for further discussion. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. At the time of initial foreclosure, or when foreclosure occurs in-substance, these assets are recorded at fair value less estimated costs to sell and the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses. Any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs net of rental income associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in income when title has passed and the sale has met all the requirements prescribed by US GAAP.

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

ITEM 4.         CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of June 30, 2011.

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

August 15, 2011