Form 10-Q/A
period 2011-06-30
JEFFERSONVILLE BANCORP
filed 2011-09-01
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Large accelerated filer           [  ]     Accelerated filer     [  ]      Non-accelerated filer      [   ]   Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           [  ]           No           [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $0.50 par value per share	4,234,505 shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 6.      EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of
Sarbanes-Oxley Act of 2002 (filed on August 15, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011)
101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language) as furnished herein:
(i) the Consolidated Interim Balance Sheets,  (ii) the Consolidated Statements of Income,
(iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Interim Financial Statements

101.INS XBRL Instance Document
101.SCHXBRL Taxonomy Extension Schema Document
101.CALXBRL Taxonomy Extension Calculation Linkbase Document
101.DEFXBRL Taxonomy Extension Definition Linkbase Document
101.LABXBRL Taxonomy Extension Label Linkbase Document
101.PREXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       JEFFERSONVILLE BANCORP
(Registrant)

/s/ Wayne V. Zanetti
Wayne V. Zanetti
President and Chief Executive Officer

/s/ John A. Russell
John A. Russell
Treasurer and Chief Financial Officer

September 1, 2011