Form 10-Q
period 2011-09-30
JEFFERSONVILLE BANCORP
filed 2011-11-14
CIK 874495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, $0.50 par value per share	4,234,505 shares

INDEX TO FORM 10-Q

			Page
PART 1		Financial Information

	Item 1.	Financial Statements

		Consolidated Interim Financial Statements (Unaudited)
		Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3

		Consolidated Statements of Income for the three and nine months ended
		September 30, 2011 and 2010	4

		Consolidated Statements of Comprehensive Income for the three and nine months ended
		September 30, 2011 and 2010	5

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2011 and 2010	6

		Notes to Unaudited Consolidated Interim Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	28

PART 2		Other Information

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	Removed and Reserved

	Item 5.	Other Information	29

	Item 6.	Exhibits	29

		Signatures	30

Jeffersonville Bancorp and Subsidiary
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
As of	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$14,802	$7,518
Securities available for sale, at fair value	114,746	104,668
Securities held to maturity, estimated fair value of $7,025 at September 30, 2011 and $6,261 at December 31, 2010	6,625	6,021
Loans, net of allowance for loan losses of $4,830 at September 30, 2011 and $4,335 at December 31, 2010	274,315	277,812
Accrued interest receivable	2,041	2,034
Bank-owned life insurance	15,952	15,592
Foreclosed real estate	3,267	1,816
Premises and equipment, net	4,952	5,284
Restricted investments	2,420	2,806
Other assets	6,522	7,236
Total Assets	$445,642	$430,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$68,075	$62,864
NOW and super NOW accounts	48,172	34,502
Savings and insured money market deposits	103,640	98,951
Time deposits	153,519	154,589
Total Deposits	373,406	350,906

Short-term debt	—	9,500
Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	7,765	7,883
Total Liabilities	396,171	383,289

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 outstanding at September 30, 2011 and December 31, 2010	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at September 30, 2011 and December 31, 2010	(4,965)	(4,965)
Retained earnings	44,341	43,158
Accumulated other comprehensive income	1,228	438
Total Stockholders’ Equity	49,471	47,498
Total Liabilities and Stockholders’ Equity	$445,642	$430,787

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Income
(In thousands, except per share data)

	Three months		Nine Months
For the periods ended September 30,	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,286	$4,385	$12,820	$13,162
Securities:
Taxable	418	522	1,248	1,562
Tax-exempt	624	577	1,840	1,725
Total Interest and Dividend Income	5,328	5,484	15,908	16,449

INTEREST EXPENSE
Deposits	624	957	2,025	2,955
Federal Home Loan Bank borrowings	152	153	451	452
Total Interest Expense	776	1,110	2,476	3,407

Net interest income	4,552	4,374	13,432	13,042
Provision for loan losses	700	650	1,700	1,650
Net Interest Income after Provision for Loan Losses	3,852	3,724	11,732	11,392

NON-INTEREST INCOME
Service charges	382	371	1,125	1,121
Fee income	256	238	739	667
Earnings on bank-owned life insurance	122	118	360	354
Net gain on sale of securities	20	31	29	71
Net gain (loss) on revaluation and sale of foreclosed real estate	(58)	(75)	(171)	34
Other non-interest income	87	81	175	153
Total Non-Interest Income	809	764	2,257	2,400

NON-INTEREST EXPENSES
Salaries and employee benefits	1,970	2,104	5,987	6,443
Occupancy and equipment expenses	495	508	1,607	1,589
Foreclosed real estate expense, net	70	91	337	287
Other non-interest expenses	733	928	2,821	3,145
Total Non-Interest Expenses	3,268	3,631	10,752	11,464

Income before income tax expense	1,393	857	3,237	2,328
Income tax expense	238	89	403	140
Net Income	$1,155	$768	$2,834	$2,188

Basic earnings per common share	$0.27	$0.18	$0.67	$0.52

Average common shares outstanding	4,235	4,235	4,235	4,234

Cash dividends declared per share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months		Nine Months
For the periods ended September 30,	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$1,155	$768	$2,834	$2,188

Other comprehensive income, before tax:
Securities available for sale:
Net unrealized holding gains arising during the period	378	712	1,241	1,683
Reclassification adjustment for net realized gains included in income	(20)	(31)	(29)	(71)
Amortization of pension and post retirement liabilities’ gains and losses	36	66	106	203
	394	747	1,318	1,815
Income tax expense related to other comprehensive income	(158)	(298)	(528)	(726)

Other comprehensive income, net of tax	236	449	790	1,089
Comprehensive income	$1,391	$1,217	$3,624	$3,277

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Consolidated Statements of Cash Flows
(In thousands)

For the nine months ended September 30,	2011	2010
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$2,834	$2,188
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,650
Depreciation and amortization	555	530
Net (gain) loss on revaluation and sale of foreclosed real estate	171	(34)
Loss on sale of premise and equipment	—	23
Earnings on bank-owned life insurance	(360)	(354)
Net gain on sale of securities	(29)	(71)
Deferred income tax benefit	(137)	(345)
Increase in accrued interest receivable	(7)	(377)
Decrease in other assets	323	536
Increase (decrease) in other liabilities	(12)	459
Net Cash Provided by Operating Activities	5,038	4,205

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	24,143	39,048
Securities held to maturity	3,436	4,148
Proceeds from sales of securities available for sale	1,896	1,737
Purchases:
Securities available for sale	(34,876)	(58,729)
Securities held to maturity	(4,040)	(1,412)
Disbursement for loan originations, net of principal collections	(354)	(1,986)
Net (purchase) redemption of restricted investments	386	(37)
Net purchases of premises and equipment	(223)	(787)
Proceeds from sales of foreclosed real estate	529	615
Net Cash Used in Investing Activities	(9,103)	(17,403)

FINANCING ACTIVITIES:
Net increase in deposits	22,500	17,437
Net increase (decrease) in short-term debt	(9,500)	55
Cash dividends paid	(1,651)	(1,651)
Net Cash Provided by Financing Activities	11,349	15,841

Net Increase in Cash and Cash Equivalents	7,284	2,643
Cash and Cash Equivalents at Beginning of Year	7,518	13,336
Cash and Cash Equivalents at End of Period	$14,802	$15,979

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$2,525	$3,448
Cash paid for income taxes	431	101
Transfer of loans to foreclosed real estate	2,151	1,647

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary
Notes to Consolidated Interim Financial Statements
September 30, 2011
(Unaudited)

A.           Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (“Bank”) (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of September 30, 2011 and December 31, 2010 as well as the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and the cash flows for the nine months ended September 30, 2011 and 2010. All adjustments are normal and recurring. Certain reclassifications of prior year amounts have been made, when necessary, in order to conform to the current year’s presentation. Interim period results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2010 Annual Report on Form 10-K, as filed with the Securities Exchange Commission on March 25, 2011.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein..

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended September 30, 2011 and 2010, the weighted average common shares outstanding were 4,234,505 for both periods. For the nine month periods ended September 30, 2011 and 2010, the weighted average common shares outstanding were 4,234,505 and 4,234,444, respectively. There were no dilutive securities outstanding during either period.

C.           Accumulated Other Comprehensive Income
At September 30, 2011 and December 31, 2010 the components of accumulated other comprehensive income are as follows (in thousands):

	As of	As of
	September 30,	December 31,
Accumulated Other Comprehensive Income, Net of Tax	2011	2010
Supplemental executive retirement plan	$(644)	$(765)
Postretirement benefits	2,246	2,365
Defined benefit pension liability	(2,772)	(2,876)
Net unrealized holding gains on securities available for sale	3,216	2,005
Accumulated other comprehensive income, before tax	2,046	729
Income taxes related to accumulated other comprehensive income	(818)	(291)
Accumulated other comprehensive income	$1,228	$438

The effective marginal tax rate used for each component of other comprehensive income on the consolidated statements of income and the balance sheet is 40%.

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

In June 2011, FASB issued ASU 2011-05 Comprehensive Income (Topic 220),”Presentation of Other Comprehensive Income”. Under the amendments to Topic 220, Comprehensive Income, in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. On October 21, 2011, an amendment to the guidance was drafted and is out for the public comment period. Currently the proposal has not been approved by the board, however should it be approved in its current format, the guidance does not change any reporting under the ASU, it only delays its effective dates for certain components. The guidance in this ASU is effective for periods beginning after December 15, 2011, early adoption is permitted. The Company adopted the provisions of this update in its consolidated statements of financial position, income and cash flows as of and for the period ended September 30, 2011.

Other accounting standards that have been issued by the FASB or other standards-setting bodies did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

E.            Loans

The major classifications of loans are as follows at September 30, 2011 and December 31, 2010, in thousands:

	September 30,	December 31,
Loans, Net	2011	2010
Commercial
Commercial real estate loans:
Commercial mortgage	$99,043	$99,606
Farm land	4,257	4,551
Construction	484	821
Total commercial real estate loans	103,784	104,978
Other commercial loans:
Commercial loans	26,560	25,864
Agricultural loans	968	878
Total other commercial loans	27,528	26,742
Total commercial loans	131,312	131,720
Consumer
Consumer real estate loans:
Residential mortgage	108,451	108,397
Home equity	31,417	31,968
Construction	1,193	2,304
Total consumer real estate loans	141,061	142,669
Other consumer loans:
Consumer installment loans	5,396	6,375
Other consumer loans	1,376	1,383
Total other consumer loans	6,772	7,758
Total consumer loans	147,833	150,427
Total gross loans	279,145	282,147
Allowance for loan losses	(4,830)	(4,335)
Total loans, net	$274,315	$277,812

Included in the above loan amounts are unearned discounts on installment loans as well as unamortized deferred loan fees and origination costs of $361,000 and $661,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Information on nonperforming loans is summarized as follows at September 30, 2011 and December 31, 2010 (in thousands):

		Commercial	Commercial	Consumer	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate	Installment
September 30, 2011:
Nonaccrual loans	$8,241	$6,623	$1,145	$330	$143
Nonaccrual troubled debt restructurings	998	411	108	479	—
Loans past due 90 days or more and still accruing interest	1,039	43	—	991	5
Total nonperforming loans	$10,278	$7,077	$1,253	$1,800	$148

December 31, 2010:
Nonaccrual loans	$11,399	$9,150	$1,310	$939
Loans past due 90 days or more and still accruing interest	1,091	143	33	915
Total nonperforming loans	$12,490	$9,293	$1,343	$1,854

There were no nonperforming loans in the other consumer loans class at September 30, 2011 or December 31, 2010.

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

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans including troubled debt restructurings, as of September 30, 2011 and December 31, 2010 and their effect on interest income for the periods there ended (in thousands).

		Commercial	Commercial	Consumer
Impaired Loans	Total Loans	Real Estate	Other	Real Estate
2011:
Unpaid principal balance	$10,379	$8,426	$1,446	$507
Recorded investment	8,865	7,134	1,253	478
Average balance	11,491	9,479	1,511	501
Interest income for the three months ended:
Interest contractually due at original rates	140	111	21	8
Interest income recognized	54	39	3	12
Interest income for the nine months ended:
Interest contractually due at original rates	472	410	49	13
Interest income recognized	299	246	41	12

Impaired loans:
Loans with no allowance	5,563	4,986	99	478
Loans with an allowance recorded	3,302	2,148	1,154	—
Related specific allowance	599	437	162	—

2010:
Unpaid principal balance	$11,806	$10,332	$1,474	—
Recorded investment	10,216	8,906	1,310	—
Average balance	12,448	11,003	1,445	—
Interest income for the year ended:
Interest contractually due at original rates	750	701	49	—
Interest income recognized	229	178	51	—

Impaired loans:
Loans with no allowance	6,407	5,702	705	—
Loans with an allowance recorded	3,809	3,204	605	—
Related specific allowance	831	608	223	—

Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are disclosed below as of September 30, 2011 and September 30, 2010 (in thousands):

	September 30, 2011				September 30, 2010
		Pre-Modification	Post-Modification	Current		Pre-Modification	Post-Modification	Current
		Recorded	recorded	recorded		recorded	recorded	recorded
Troubled Debt Restructure (TDR)	No.	investment	investment	investment	No.	investment	investment	investment
Commercial:
Real estate	2	$417	$430	$411	—	$—	$—	$—
Commercial loans	1	110	119	108	—	—	—	—
Consumer:
Real estate	2	445	509	479	—	—	—	—

The Bank evaluates TDRs that are over 60 days past due to determine whether or not they are in default. However, all TDRs over 90 days past due are reported as “in default." For the three and nine months ended September 30, 2011 and 2010, there were no TDRs considered to be in default.

A loan is classified as a troubled debt restructuring (“TDR”) when a concession that the Bank would not otherwise have considered is granted to a borrower experiencing financial difficulty. Most of the Bank’s TDRs involve the restructuring of loan terms to reduce the total payment amount in order to assist those borrowers who are experiencing temporary financial difficulty. In a TDR, the Bank may also increase loan balances for unpaid interest and fees or acquire additional collateral to secure its position. For the three and nine months ended September 30, 2011, the Bank allocated $41,000 in specific reserves, charged off $20,000 and recovered $10,000 from borrowers whose loan terms have been modified as TDRs with a $998,000 aggregate recorded investment. The Bank did not have any TDRs for the three or nine months ended September 30, 2010. The specific reserve component was determined by using fair value of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The Bank has not committed to lend any funds to customers whose loans are classified as a TDR as of September 30, 2011. Additionally, no TDRs defaulted during the nine months ended September 30, 2011. As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, the bank reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The bank had no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU 2011-02.

Loan Credit Quality

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and categories as described in the 2010 Annual Report on Form 10-K, as filed with the Securities Exchange Commission for the periods ended September 30, 2011 and December 31, 2010 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

September 30, 2011:
Pass	$48,314	$37,031	$11,283
Pass watch	53,176	40,575	12,601
Special mention	6,381	5,873	508
Substandard	22,093	19,796	2,297
Doubtful	347	207	140
Non-reviewed	148,834	302	699	$141,061	$5,396	$1,376
Total	$279,145	$103,784	$27,528	$141,061	$5,396	$1,376

December 31, 2010:
Pass	$45,078	$33,538	$11,540
Pass watch	53,754	43,046	10,708
Special mention	6,008	5,026	982
Substandard	24,640	22,694	1,946
Doubtful	831	429	402
Non-reviewed	151,836	245	1,164	$142,669	$6,375	$1,383
Total	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383

The following table illustrates the aging of past due loans by category for the periods ended September 30, 2011 and December 31, 2010 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing
2011:
Commercial real estate	$1,917	$1,030	$3,432	$6,379	$97,405	$103,784	$43
Residential real estate	3,272	3,014	1,199	7,485	133,576	141,061	991
Commercial other	94	143	—	237	27,291	27,528	—
Consumer installment	124	226	5	355	5,040	5,396	5
Other consumer	1	—	—	1	1,375	1,376	—
Total	$5,408	$4,413	$4,636	$14,457	$264,688	$279,145	$1,039

2010:
Commercial real estate	$4,333	$890	$6,837	$12,060	$92,918	$104,978	$143
Residential real estate	2,840	1,946	1,723	6,509	136,160	142,669	915
Commercial other	176	67	95	338	26,404	26,742	33
Consumer installment	107	260	—	367	6,008	6,375	—
Other consumer	4	—	—	4	1,379	1,383	—
Total	$7,460	$3,163	$8,655	$19,278	$262,869	$282,147	$1,091

As of September 30, 2011 and December 31, 2010, nonaccrual loans included $5.6 million and $3.8 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

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

3.	Changes in the nature and volume of the portfolio and terms of loans.
4.	Changes in the experience, ability, and depth of lending management and staff.
5.	Changes in volume and severity of past due, classified, and nonaccrual loans as well as other loan modifications.
6.	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

Each factor is assigned a value to reflect improving, stable, or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation. Several specific factors are believed to have more impact on a loan’s risk rating, such as those related to national and local economic trends, lending management and staff, volume of past dues and nonaccruals, and concentrations of credit. Therefore, due to the increased risk inherent in criticized and classified loans, the values of these specific factors are increased proportionally. Management believes these increased factors provide adequate coverage for the additional perceived risk. Doubtful loans by definition have inherent losses in which the precise amounts are dependent on likely future events. These particular loans are reserved at higher pool rates (25%) unless specifically reviewed and deemed impaired as described below. An unallocated component of the allowance for loan losses has been established to reflect the inherent imprecision involved in calculating the allowance for loan losses.

The commercial portfolio segment is comprised of commercial real estate and other commercial loans. This segment is subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that reduce business and consumer spending leading to a loss of revenue, concentrations of credit in business categories that are disproportionately impacted by current economic conditions, the quality of the Bank’s loan review system and its ability to identify potential problem loans, and the availability of acceptable new loans to replace maturing, amortizing, and refinanced loans. In addition, risks specific to commercial mortgages and secured commercial loans would include economic conditions that lead to declines in property and other collateral values. Prior to applying the allowance pool rate, commercial real estate and other commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more and all troubled debt restructures (“TDR”) are individually considered for impairment. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial real estate and other commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The consumer portfolio segment is comprised of consumer real estate, consumer installment, and other consumer loans. This segment is also subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that increase unemployment which reduces a consumer’s ability to repay their debt, changes in legal and regulatory requirements that make it more difficult to originate new loans and collect on existing loans, and competition from non-local lenders who originate loans in the Bank’s market area at lower rates than the Bank can profitably offer. In addition, risks specific to residential mortgages and secured consumer loans would include economic conditions that lead to declines in property and other collateral values. Residential real estate, consumer installment, and other consumer loans are considered homogenous pools and are generally not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools. Loans in the consumer segment restructured under a troubled debt restructuring are individually evaluated for impairment The other portfolio segment is comprised primarily of check-loans and loans in-process. These loans are considered homogenous pools and are not individually considered for impairment and a pool rating is applied to the aggregate balance of these pools.

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

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the periods ended September 30, 2011 and  December 31, 2010 along with summary information as of September 30, 2010 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Three months ended September 30, 2011:
Beginning balance July 1	$4,514	$2,335	$531	$1,212	$82	$74	$280
Charge-offs	(407)	(229)	(32)	(94)	(27)	(25)	—
Recoveries	23	—	3	1	11	8	—
Provision	700	585	106	132	20	11	(154)
Ending balance September 30	$4,830	$2,691	$608	$1,251	$86	$68	$126

Nine months ended September 30, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(1,297)	(850)	(107)	(194)	(59)	(87)	—
Recoveries	92	10	8	2	42	30	—
Provision	1,700	1,371	85	230	(3)	64	(47)
Ending balance September 30	$4,830	$2,691	$608	$1,251	$86	$68	$126
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$4,231	$2,254	$446	$1,251	$86	$68	$126
Evaluated individually
[specific reserve]	599	437	162	—	—	—	—

Total loans	$279,145	$103,784	$27,528	$141,061	$5,396	$1,376
Loans evaluated for impairment
Loans evaluated collectively	270,280	96,650	26,275	140,583	5,396	1,376
Loans evaluated individually	8,865	7,134	1,253	478	—	—

Year ended December 31, 2010:
Beginning balance January 1	$3,988	$1,799	$561	$1,249	$132	$55	$192
Charge-offs	(2,109)	(1,458)	(254)	(220)	(89)	(88)	—
Recoveries	156	—	51	3	47	55	—
Provision	2,300	1,819	264	181	16	39	(19)
Ending balance December 31	$4,335	$2,160	$622	$1,213	$106	$61	$173

		Commercial		Consumer
Allowance for Loan Losses, continued	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Ending balance as related to loans:
Evaluated collectively
[general reserve]	$3,504	$1,552	$399	$1,213	$106	$61	$173
Evaluated individually
[specific reserve]	831	608	223	—	—	—	—

Total loans	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383
Loans evaluated for impairment
Loans evaluated collectively	271,931	96,072	25,432	142,669	6,375	1,383
Loans evaluated individually	10,216	8,906	1,310	—	—	—

Three months ended September 30, 2010:
Beginning balance July 1	$4,732
Charge-offs	(350)
Recoveries	36
Provision	650
Ending balance September 30	$5,068

Nine months ended September 30, 2010:
Beginning balance January 1	$3,988
Charge-offs	(682)
Recoveries	112
Provision	1,650
Ending balance September 30	$5,068

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

The amortized cost and estimated fair value of available for sale and held to maturity securities at September 30, 2011 and December 31, 2010 are as follows (in thousands):

September 30, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (“GSE”) (a)	$9,276	$11	$(2)	$9,285
Obligations of states and political subdivisions – New York State	64,727	2,339	(14)	67,052
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	29,051	1,281	(12)	30,320
Corporate debt – financial services industry	7,854	24	(349)	7,529
Certificates of deposit - financial services industry	98	—	—	98
	111,006	3,655	(377)	114,284
Equity securities – financial services industry	523	14	(75)	462
	$111,529	$3,669	$(452)	$114,746

Held to Maturity Securities- Obligations of states and political subdivisions	$6,625	$400	$—	$7,025

December 31, 2010	Amortized	Gross unrealized		Estimated
Investment Securities, continued	cost	gains	losses	fair value
Available for Sale Securities:
Government Sponsored Enterprises (“GSE”) (a)	$8,570	$105	$(88)	$8,587
Obligations of states and political subdivisions – New York State	56,819	1,120	(276)	57,663
Mortgage-backed securities and collateralized mortgage obligations - GSE residential (a)	32,117	1,130	(36)	33,211
Corporate debt – financial services industry	4,518	49	—	4,567
Certificates of deposit - financial services industry	98	—	—	98
	102,122	2,404	(400)	104,126
Equity securities – financial services industry	541	11	(10)	542
	$102,663	$2,415	$(410)	$104,668

Held to Maturity Securities- Obligations of states and political subdivisions	$6,021	$240	$—	$6,261

(a)	Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

The following table shows gross gains and losses for available for sale securities sold during the three and nine months periods ended September 30, 2011 and 2010. There were no sales of securities held to maturity during the periods ended September 30, 2011 or September 30, 2010.

For the periods ended September 30	Gross	Gross
Sale of Available for Sale Securities	Proceeds	Gains	Losses	Net Gain

Three months ended:
2011	$1,245	$20	$—	$20
2010	$1,550	$31	$—	$31

Nine months ended:
2011	$1,896	$29	$—	$29
2010	$1,737	$76	$5	$71

The amortized cost and estimated fair value of total available for sale and held to maturity securities at September 30, 2011, by remaining period of contractual maturity, are shown in the following table, in thousands. Amortized cost is comprised of the purchase cost adjusted for the amortization of premium and accretion of discount on debt securities which is calculated using the level-yield interest method to the earlier of the call date or maturity date. Actual maturities may differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

Investment Securities	Amortized cost	Estimated fair value
Within one year	$34,402	$34,814
One to five years	30,689	31,355
Five to ten years	22,578	23,813
Over ten years	911	1,007
	88,580	90,989
Mortgage-backed securities	29,051	30,320
Equity securities	523	462
Total Investment Securities	$118,154	$121,771

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at September 30, 2011 and December 31, 2010 (dollars in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	2	$1,259	$2	—	$—	$—	2	$1,259	$2
Obligations of state and political subdivisions – NY State	5	1,237	14	—	—	—	5	1,237	14
Mortgage-backed securities and collateralized mortgage obligations	1	727	12	—	—	—	1	727	12
Corporate debt – financial services industry	7	6,508	349	—	—	—	7	6,508	349
Total debt securities	15	9,731	377	—	—	—	15	9,731	377
Equity securities – financial services industry	4	322	75	—	—	—	4	322	75
Total available for sale securities	19	$10,053	$452	—	$—	$—	19	$10,053	$452

	Less than 12 months			12 months or more			Total
December 31, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Available for sale:
Debt Securities:
Government Sponsored Enterprises	3	$2,433	$88	—	$—	$—	3	$2,433	$88
Obligations of state and political subdivisions – NY State	68	12,389	276	—	—	—	68	12,389	276
Mortgage-backed securities and collateralized mortgage obligations	6	4,655	36	—	—	—	6	4,655	36
Total debt securities	77	19,477	400	—	—	—	77	19,477	400
Equity securities – financial services industry	3	313	10	—	—	—	3	313	10
Total available for sale securities	80	$19,790	$410	—	$—	$—	80	$19,790	$410

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities in a loss position within the available for sale or held to maturity portfolios are evaluated for OTTI. Securities identified as other-than-temporarily impaired are written down to their current fair market value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment charge will also be recorded if there is credit related loss. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit loss include the failure of the issuer of the security to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, an entity shall use its best estimate of the present value of expected cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition. The difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income.

There were no credit-related impairment charges recorded for the three or nine month periods ended September 30, 2011 or September 30, 2010 as management believes the impairment on securities did not represent underlying credit quality impairment but instead are due to market fluctuation.

H.	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank and trust preferred stock. The trust preferred stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. Financial statements for the issuer of this trust preferred stock are evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock in 2011 or 2010. The investment in correspondent banks totaled $210,000 as of September 30, 2011 and December 31, 2010. As a member of the Federal Home Loan Bank of New York (“FHLB”), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution, and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of September 30, 2011 and December 31, 2010, FHLB stock totaled $1,210,000 and $1,596,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

The components of the net periodic benefit cost (benefit) for the three and nine months ended September 30, for these plans were as follows (in thousands):

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the three months ended September 30,	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$86	$109	$15	$37
Interest cost	141	146	23	53
Expected return on plan assets	(151)	(134)	—	—
Amortization of prior service cost	—	6	(40)	(11)
Recognized net actuarial loss	34	48	—	1
Net amount recognized	$110	$175	$(2)	$80

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the nine months ended September 30,	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$258	$327	$41	$111
Interest cost	423	440	71	157
Expected return on plan assets	(453)	(402)	—	—
Amortization of prior service cost	—	18	(118)	(33)
Recognized net actuarial loss	104	144	—	1
Net amount recognized	$332	$527	$(6)	$236

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2010, that it expected to contribute $750,000 to its pension plan and $86,000 to its other postretirement benefits plan in 2011. As of September 30, 2011, an additional contribution of $25,000 for a total of $775,000 was made to the pension plan and $65,000 of contributions had been made to the other postretirement benefits plan. The Company does not expect to make any additional contributions to the pension plan in 2011.

J.	Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled approximately $593,000 at September 30, 2011 and $570,000 at December 31, 2010 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit for on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company's standby letters of credit at September 30, 2011 and December 31, 2010 were insignificant.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
September 30, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$9,285	$—	$9,285	$—
Obligations of state and political subdivisions – New York state (a)	67,052	—	67,052	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	30,320	—	30,320	—
Corporate Debt – financial services industry	7,529	—	7,529	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	462	462	—	—
	$114,746	$560	$114,186	$—
Non-recurring:
Foreclosed real estate	$648	$—	$—	$648
Impaired loans	2,703	—	—	2,703
	$3,351	$—	$—	$3,351

Fair Value Hierarchy, continued	Total	Level 1	Level 2	Level 3

December 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (GSE) (a)	$8,587	$—	$8,587	$—
Obligations of state and political subdivisions – New York state (a)	57,663	—	57,663	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	33,211	—	33,211	—
Corporate Debt – financial services industry	4,567	—	4,567	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	542	542	—	—
	$104,668	$640	$104,028	$—
Non-recurring:
Foreclosed real estate	$40	$—	$—	$40
Impaired loans	2,978	—	—	2,978
	$3,018	$—	$—	$3,018

(a)	Based on its analysis of the nature and risks of these investments, the Company has determined that presenting them as a single class is appropriate.

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010:

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

Impaired Loans
Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for six months, the loan is transferred out of impaired status. As of September 30, 2011 and December 31, 2010, the fair values of collateral-dependent impaired loans were calculated using outstanding balances of $3,302,000 and $3,809,000, less valuation allowances of $599,000 and $831,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At September 30, 2011 and December 31, 2010, the fair values of these financial instruments approximated the related carrying values which were not significant.

	September 30, 2011		December 31, 2010
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities (in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$14,802	$14,802	$7,518	$7,518
Securities available for sale	114,746	114,746	104,668	104,668
Securities held to maturity	6,625	7,025	6,021	6,261
Loans, net	274,315	273,065	277,812	277,134
Accrued interest receivable	2,041	2,041	2,034	2,034
Restricted investments	2,420	2,420	2,806	2,806
Financial liabilities:
Savings, money market and checking accounts	219,887	219,887	196,317	196,317
Time deposits	153,519	154,202	154,589	154,010
Accrued interest payable	224	224	273	273
Short-term debt	—	—	9,500	9,500
Federal Home Loan Bank borrowings	15,000	15,598	15,000	15,857

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

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

During the period from December 31, 2010 to September 30, 2011, total assets increased $14.9 million or 3.4%. The increase was primarily due to a $7.3 million increase in cash and cash equivalents to $14.8 million at September 30, 2011, a $10.1 million or 9.6% increase in available for sale securities, and a $1.5 million or 79.9% increase in foreclosed real estate to $3.3 million at September 30, 2011 partially offset by a $3.5 million or 1.3% decrease in net loans to $274.3 million at September 30, 2011. The net increase in total assets was funded by deposit growth.

Total deposits increased $22.5 million or 6.4% to $373.4 million at September 30, 2011. NOW and super NOW accounts increased $13.7 million or 39.6%, and savings and insured money market deposits increased $4.7 million or 4.7%. Core non-interest bearing deposits increased $5.2 million or 8.3% to $68.1 million at September 30, 2011. Partially offsetting these increases, time deposits decreased $1.1 million or 0.7%. Factors influencing deposit growth include seasonal influences, such as tax revenues received by government entities which hold deposits at the Bank, the Bank’s enhanced sales initiative, and customers increasing deposits in the Bank due to uncertainty in the stock market and a lack of other investment opportunities. Short-term debt decreased to zero from $9.5 million at December 31, 2010 as overnight borrowings from the Federal Home Loan Bank were replaced by deposits.

Total stockholders’ equity increased $2.0 million or 4.3% from $47.5 million at December 31, 2010 to $49.5 million at September 30, 2011. This increase was the result of net income of $2.8 million plus an increase of $790,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends of $1.7 million.

Loans

Various statistics follow for the periods ended September 30, 2011, September 30, 2010 and December 31, 2010:

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2011	2010	2010
Annualized net charge-offs as a percentage of average outstanding loans	0.57%	0.27%	0.70%
Allowance for loan losses to:
Total loans	1.73%	1.82%	1.54%
Total non-performing loans	47.0%	35.1%	34.7%

The allowance for loan losses was $4.8 million at September 30, 2011, $5.1 million at September 30, 2010 and $4.3 million at December 31, 2010. Total nonperforming loans were $10.3 million at September 30, 2011 and $12.5 million at December 31, 2010, a decrease of $2.2 million. Net loan charge-offs increased to $1,205,000 for the nine months ended September 30, 2011 from $570,000 in the same period of 2010 and gross charge-offs increased to $1,297,000 in 2011 from $682,000 in 2010. The provision for loan losses was $1.7 million both the nine month periods ended September 30, 2011 and 2010. The allowance’s coverage of nonperforming loans was 47.0% at September 30, 2011, 34.7% at December 31, 2010 and 35.1% at September 30, 2010. Based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

B.	Capital

The Bank’s Tier I risk-based capital was 16.0% and total risk-based capital was 17.3% of risk-weighted assets as of September 30, 2011. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.5% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

	September 30, 2011	December 31, 2010
Tier I Capital
Banks’ equity, excluding the after-tax net of accumulated other comprehensive income	$45,952	$44,786
Tier II Capital
Allowance for loan losses (1)	$3,599	$3,570
Total risk-based capital	$49,551	$48,356
Risk-weighted assets (2)	$286,694	$284,821
Average assets	$439,726	$430,433
Ratios
Tier I risk-based capital (minimum 4.0%)	16.0%	15.7%
Total risk-based capital (minimum 8.0%)	17.3%	17.0%
Leverage (minimum 4.0%)	10.5%	10.4%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for three and nine months ended September 30, 2011 and 2010. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the three months ended September 30,	2011			2010
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$45,256	$418	3.68%	$50,888	$522	4.10%
Tax-exempt securities (2)	73,210	946	5.17	64,306	870	5.41
Total securities	118,466	1,364	4.61	115,194	1,392	4.83
Short-term investments	73	—	0.03	189	—	0.01
Loans
Real estate mortgages	199,954	3,127	6.26	199,873	3,193	6.39
Home equity loans	31,133	448	5.76	32,532	470	5.78
Time and demand loans	27,288	305	4.47	27,383	296	4.32
Installment and other loans	18,982	406	8.56	18,347	426	9.29
Total loans (3)	277,357	4,286	6.18	278,135	4,385	6.31
Total interest earning assets	395,896	5,650	5.71	393,518	5,777	5.87
Other non-interest bearing assets	47,156			48,156
Total assets	$443,052			$441,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$45,246	$16	0.14%	$37,315	$23	0.25%
Savings and insured money market deposits	102,857	100	0.39	99,433	152	0.61
Time deposits	156,851	508	1.30	164,447	782	1.90
Total interest bearing deposits	304,954	624	0.82	301,195	957	1.27
Federal funds purchased and other short-term debt	71	—	0.00	358	—	0.01
Long-term debt	15,000	152	4.02	15,000	153	4.02
Total interest bearing liabilities	320,025	776	0.97	316,553	1,110	1.40
Demand deposits	65,745			66,602
Other non-interest bearing liabilities	7,677			10,641
Total liabilities	393,447			393,796
Stockholders’ equity	49,605			47,878
Total liabilities and stockholders’ equity	$443,052			$441,674
Net interest income – tax effected		4,874			4,667
Less tax gross up on exempt securities		322			293
Net interest income per statement of income		$4,552			$4,374
Net interest spread			4.74%			4.47%
Net interest margin (4)			4.92%			4.74%

1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

For the nine months ended September 30,	2011			2010
			Average			Average
	Average	Interest	yield/	Average	Interest	yield/
	balance	earned	rate	balance	earned	rate
ASSETS
Securities available for sale and held to maturity: (1)
Taxable securities	$45,194	$1,248	3.68%	$55,088	$1,561	3.78%
Tax-exempt securities (2)	69,240	2,779	5.35	60,962	2,606	5.70
Total securities	114,434	4,027	4.69	116,050	4,167	4.79
Short-term investments	53	—	0.05	141	1	0.95
Loans
Real estate mortgages	199,430	9,281	6.21	200,303	9,615	6.40
Home equity loans	31,225	1,336	5.70	32,326	1,401	5.78
Time and demand loans	28,340	953	4.48	27,323	860	4.20
Installment and other loans	18,688	1,250	8.92	18,417	1,286	9.31
Total loans (3)	277,683	12,820	6.16	278,369	13,162	6.30
Total interest earning assets	392,170	16,847	5.73	394,560	17,330	5.86
Other non-interest bearing assets	49,908			45,968
Total assets	$442,078			$440,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$44,290	$70	0.21%	$38,707	$72	0.25%
Savings and insured money market deposits	101,357	345	0.45	94,447	422	0.60
Time deposits	158,971	1,610	1.35	171,489	2,461	1.91
Total interest bearing deposits	304,618	2,025	0.89	304,643	2,955	1.29
Federal funds purchased and other short-term debt	535	0	0.28	410	—	0.01
Long-term debt	15,000	451	4.02	15,000	452	4.02
Total interest bearing liabilities	320,153	2,476	1.03	320,053	3,407	1.42
Demand deposits	65,653			64,038
Other non-interest bearing liabilities	7,473			10,089
Total liabilities	393,279			394,180
Stockholders’ equity	48,799			46,348
Total liabilities and stockholders’ equity	$442,078			$440,528
Net interest income – tax effected		14,371			13,923
Less tax gross up on exempt securities		939			881
Net interest income per statement of income		$13,432			$13,042
Net interest spread			4.70%			4.44%
Net interest margin (4)			4.89%			4.70%

1	Yields on securities available for sale are based on amortized cost.
2	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
3
For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.

4	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the three and nine months ended September 30, 2011 as compared to 2010. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	September 30, 2011 compared to 2010
For the three months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Total securities (1)	$39	$(67)	$(28)
Short-term investments	—	—	—
Loans	(12)	(87)	(99)
Total interest income	27	(154)	(127)

Interest Expense
NOW and Super NOW deposits	5	(12)	(7)
Savings and insured money market deposits	6	(58)	(52)
Time deposits	(36)	(238)	(274)
Long-term debt	—	(1)	(1)
Total interest expense	(25)	(309)	(334)
Net interest income	$52	$155	$207

	September 30, 2011 compared to 2010
For the nine months ended	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Total securities (1)	$(58)	$(82)	$(140)
Short-term investments	(1)	—	(1)
Loans	(32)	(310)	(342)
Total interest income	(91)	(392)	(483)

Interest Expense
NOW and Super NOW deposits	10	(12)	(2)
Savings and insured money market deposits	31	(108)	(77)
Time deposits	(180)	(671)	(851)
Long-term debt	—	(1)	(1)
Total interest expense	(139)	(792)	(931)
Net interest income	$ (48)	$400	$448

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

The primary source of liquidity for the parent Company is dividends from the Bank. Office of the Comptroller of the Currency (“OCC”) regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank’s retained net income to date during the calendar year and the Bank’s retained net income over the preceding two years. As of September 30, 2011, the Bank is permitted to pay a dividend without prior OCC approval.

For the nine months ended September 30, 2011, cash generated from operating activities amounted to $5.0 million, cash provided by financing activities was $11.3 million and cash used in investing activities amounted to $9.1 million, resulting in a net increase in cash and cash equivalents of $7.2 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for September 30, 2011 and December 31, 2010 and Federal Home Loan Bank (“FHLB”) borrowings, dollars in thousands:

	Maturity of Time Deposits of $100,000 or More		FHLB Borrowings
As of	September 30, 2011	December 31, 2010	September 30, 2011
Due three months or less	$20,430	$19,854	$—
Over three months through nine months	16,675	12,730	5,000
Over nine months through twelve months	12,766	13,270	—
Over twelve months	14,060	18,656	10,000
Total	$63,931	$64,510	$15,000

C.         Results of Operations

Comparison of the three month periods ending September 30, 2011 and 2010

Net income for the three months ended September 30, 2011 increased $387,000 or 50.4% to $1,155,000 from $768,000 for the same period in 2010. The increase was comprised primarily of a $128,000 increase in net interest income after provision for loan losses from $3,724,000 to $3,852,000 for the three months ended September 30, 2011 and a $363,000 decrease in non-interest expense, partially offset by an increase in income taxes of $149,000. The increase in net interest income after provision for loan losses is primarily due to a $333,000 decrease in interest expense on deposits, partially offset by a decrease in total interest and dividend income of $156,000. The Company’s annualized return on average assets was 1.0% for the three months ended September 30, 2011, up from 0.7% for the same period last year. The annualized return on average stockholders’ equity was 9.3% for the three months ended September 30, 2011, up from 6.4% for the same period last year.

Total net interest income before provision for loan losses increased $178,000 or 4.1% to $4,552,000 for the quarter ended September 30, 2011 up from $4,374,000 from the same period in 2010, of which $333,000 was the result of a decrease in interest expense on deposits from $957,000 for the three months ended September 30, 2010 to $624,000 for the same period in 2011. This decrease of $333,000 was attributable to higher yielding time deposits having been replaced at lower current market rates and lower yields on time, savings and insured money market deposits. Partially offsetting this, interest income on loans decreased $99,000 or 2.3% to $4,286,000 and investment income on taxable securities decreased $104,000 or 19.9% to $418,000 for the quarter ended September 30, 2011. The decrease in interest income on taxable securities was due to maturing and called securities being replaced by lower yielding securities despite the increase in the average balance of these securities.

The provision for loan losses was $700,000 for the three months ended September 30, 2011, an increase of $50,000 from $650,000 for the three months ended September 30, 2010.

Non-interest income increased to $809,000 for the third quarter of 2011 compared to $764,000 for the same period in 2010, an increase of $45,000 or 5.9%. This increase was primarily the result an increase in fee income of $18,000 or 7.6% to $256,000 for the three months ended September 30, 2011, and net gain (loss) on the sale and revaluation of foreclosed real estate whose losses decreased $17,000. Non-interest expense decreased $363,000 or 10.0% primarily due to a $134,000 decrease in salaries and employee benefits and a $195,000 decrease in other non-interest expenses. The decrease in salaries and employee benefits was primarily due to a $160,000 reduction in pension and post-retirement costs associated with plan amendments as discussed in the Company’s 2010 Annual Report on Form 10-K. Other non-interest expenses decreased $195,000 or 21.0% primarily as a result of a $127,000 reduction in FDIC assessments and a reduction in auditing fees of $27,000.

Income tax expense was $238,000 for the three month period ended September 30, 2011 compared to  $89,000 for the corresponding period in 2010, an increase of $149,000. The Company’s effective tax rates were 17.1% and 10.4% for the three month periods ended September 30, 2011 and 2010, respectively. The increase in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2011 as compared to 2010.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended September 30, 2011 and 2010.

Tax equivalent net interest spread increased 27 basis points to 4.74% for the three months ended September 30, 2011 from 4.47% for the same period in 2010. Net interest margin increased 18 basis points from 4.74% to 4.92% over that time. Tax equivalent net interest income increased $207,000 as a result of a $334,000 decrease in interest expense partially offset by a $127,000 decrease in tax equivalent interest income. Yields on average interest-bearing liabilities and interest earning assets decreased 43 basis points and 16 basis points respectively from 2010 to 2011. Tax equivalent interest income decreased $127,000 primarily due to a $99,000 decrease in loan interest and a $104,000 decrease in interest on average taxable securities, partially offset by a $76,000 increase in interest income on average tax-exempt securities. Interest earned on loans decreased $99,000 or 0.3%, with average yields decreasing 13 basis points from 6.31% to 6.18% for the three months ended September 30, 2011. Most loan categories experienced a decrease in average yields for the three months ended September 30, 2011 versus the same period in 2010. The yield on real estate mortgages decreased 13 basis points and home equities decreased 2 basis points due to the maturing or replacement of existing loans with lower-yielding products. Time and demand loans partially offset these decreases, with a 15 basis point increase in yield. Total tax-equivalent interest income on securities decreased $28,000 with a 22 basis point decrease in yield. Interest income on taxable securities decreased $104,000  which was partially offset by a $76,000 increase on tax-exempt interest income. The yield on taxable securities decreased 42 basis points to 3.68% as lower yielding callable securities were replaced with higher yielding securities. The yield on tax-exempt securities decreased 24 basis points to 5.17% as higher yielding securities matured or were called and were replaced by lower yielding ones. The total average balance for interest bearing assets was $395,896,000 for the three month period ended September 30, 2011 compared to $393,518,000 for the same three month period in 2010, an increase of $2,378,000 or 0.6%. Average investment securities increased $3,272,000 or 2.8% to $118,466,000 and average loans decreased $778,000 or 0.3% to $277,357,000 for the three months ended September 30, 2011. Average taxable security holdings decreased $5,632,000 or 11.1% partially offset by an $8,904,000 or 13.8% increase in average tax-exempt securities. As yields on municipal securities outperform agency securities, the Bank increased its holdings while allowing taxable securities to drop off as they matured or were called. Average home equity loans decreased $1,399,000 or 4.3% as borrowers refinance for more competitive rates in the marketplace. Partially offsetting this average installment loans increased $635,000 or 3.5%.

Interest expense on total average interest bearing liabilities decreased $334,000 and average yields decreased 43 basis points from 1.40% for the three months ended September 30, 2010 to 0.97% for the same period in 2011. Interest expense on deposits decreased $333,000 primarily on time deposits. Interest expense on time deposits decreased $274,000 and yields decreased 60 basis points to 1.30% for the three months ended September 30, 2011. The low interest rate environment caused by government monetary policy resulted in the decreased interest expense. Total average interest bearing liabilities decreased $3,472,000 or 1.1% from $316,553,000 for the three month period ended September 30, 2010 compared to $320,025,000 for the same three month period in 2011. Average interest bearing deposits decreased $3,759,000 due to a decrease of $7,596,000 or 4.6% in average time deposits to $156,851,000, partially offset by an increase in NOW and super NOW deposits of $7,931,000 or 21.3% to $45,246,000 and an increase in savings and insured money market deposits of $3,424,000 or 3.4% to $102,857,000. As higher yielding, longer term time deposits matured, the low rates available in the current market caused some customers to switch to non-maturity deposit products. Total average deposits decreased as a result of seasonal fluctuations of municipal deposits partially offset by gains made from the Banks increased sales effort.

Comparison of the nine month periods ended September 30, 2011 and 2010

Net income for the nine months ended September 30, 2011 increased $646,000 or 29.5% to $2,834,000 compared to $2,188,000 for the same period in 2010. This overall increase was primarily due to a $340,000 increase in net interest income after provision for loan losses and a $712,000 decrease in non-interest expense partially offset by a decrease of $143,000 in non-interest income and a $263,000 increase in income tax expense. The Company’s annualized return on average assets was 0.9% for the nine months ended September 30, 2011, up from 0.7% for the same period last year. The annualized return on average stockholders’ equity was 7.7%, up from 6.3% for the nine months ended September 30, 2011 and 2010, respectively.

Net interest income after provision for loan losses increased $340,000 or 3.0% to $11,732,000, resulting from a $930,000 decrease in interest expense on deposits partially offset by a decrease of $342,000 in interest income on loans and a decrease of $314,000 in interest on taxable securities. Interest expense on deposits decreased $930,000 or 31.5% primarily due to lower interest rates paid on time deposits. Interest on taxable securities decreased $314,000 or 20.1% primarily resulting from maturity and calls of agency securities being replaced by lower yielding investments.  Interest income on loans decreased $342,000 or 2.6% due to maturing higher yielding loans being replaced at lower rates.

The provision for loan losses was $1,700,000 and $1,650,000 for the nine months periods ended September 30, 2011 and 2010, respectively. Management believes the allowance is adequate.

Non-interest income decreased $143,000 or 6.0% for the nine months ended September 30, 2011 to $2,257,000 from $2,400,000 for the same period in 2010. Net loss on sale and revaluation of foreclosed real estate expense increased $205,000 as revised valuations were received. Gains from the sale of securities decreased $42,000 from the prior year. These decreases were partially offset by an increase in fee income of $72,000 or 10.8% as the Bank expanded its customer deposit base. Non-interest expenses totaled $10,752,000 for the nine months ended September 30, 2011 compared to $11,464,000 for the same period in 2010, a decrease of $712,000 or 6.2%. This decrease reflects a $456,000 decrease in salary and employee benefits resulting primarily from a decrease of $446,000 from pension and post-retirement plan expense due to plan amendments that were disclosed in the Company’s Annual Report on Form 10-K as filed on March 25, 2011.  Other non-interest expenses decreased $324,000 primarily due to a $76,000 decrease in information technology consulting fees, a $176,000 decrease in FDIC assessments, and $40,000 less in advertising costs in 2011. Partially offsetting these decreases, foreclosed real estate expenses increased $50,000 due to the increased activity in foreclosed properties.

Income tax expense was $403,000 for the nine month period ended September 30, 2011 compared to $140,000 for the corresponding period in 2010, an increase of $263,000. The Company’s effective tax rates were 12.4% and 6.0% for the nine month periods ended September 30, 2011 and 2010, respectively. The change in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2011 as compared to 2010.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the nine month average balance and yields, and year to date interest income and expense for the periods ended September 30, 2011 and 2010.

Tax equivalent net interest spread increased 26 basis points to 4.70% for the nine months ended September 30, 2011 from 4.44% for the same period in 2010. Net interest margin increased 19 basis points from 4.70% to 4.89% over that time. Tax equivalent net interest income increased $448,000 as a result of interest expense decreasing $931,000 partially offset by tax equivalent interest income decreasing $483,000. Yields on average interest-bearing liabilities decreased 39 basis points to 1.03% and yields on interest earning assets decreased 13 basis points from 5.86% in 2010 to 5.73% in 2011. Tax equivalent interest income decreased $483,000 primarily due to a $342,000 decrease in loan interest and a $313,000 decrease in interest on average taxable securities partially offset by a $173,000 increase in interest income on average tax-exempt securities. Interest earned on loans decreased $342,000 with average yields decreasing 14 basis points from 6.30% to 6.16% for the nine months ended September 30, 2011. Most loan categories experienced a decrease in average yields for the nine months ended September 30, 2011 versus the same period in 2010. The yield on real estate mortgages decreased 19 basis points and home equities decreased 8 basis points due to the maturing or replacement of loans with new lower-yielding products. Time and demand loans partially offset these decreases, with a 28 basis point increase in yield as a result of the seasonal usage of commercial lines of credit. Total tax-equivalent interest income on securities decreased $140,000 or 10 basis points. Interest income on taxable securities decreased $313,000 which was partially offset by a $173,000 increase in tax-exempt interest income. The yield on taxable securities decreased 10 basis points to 3.68% as higher yielding securities are called and replaced by lower yielding securities. The yield on tax-exempt securities decreased 35 basis points to 5.35% as higher yielding securities mature which were replaced by lower yielding ones. The total average balance for interest bearing assets was $392,170,000 for the nine month period ended September 30, 2011 compared to $394,560,000 for the same nine month period in 2010, a decrease of $2,390,000 or 0.6%. Average investment securities decreased $1,616,000 or 1.4% to $114,434,000 and average loans decreased $686,000 or 0.2% to $277,683,000 for the nine months ended September 30, 2011. Average taxable security holdings decreased $9,894,000 or 18.0% partially offset by a $8,278,000 or 13.6% increase in average tax-exempt securities. As yields on municipal securities outperform agency securities, the Bank increased its holdings while allowing taxable securities to drop off as they are not replaced on maturity or call. Average real estate mortgages and home equity loans decreased $873,000 and $1,101,000, respectively, as borrowers refinance for more competitive rates in the marketplace partially offset by an increase in average time and demand of $1,017,000.

Interest expense on total average interest bearing liabilities decreased $931,000 and average yields decreased 39 basis points from 1.42% for the nine months ended September 30, 2010 to 1.03% for the same period in 2011. Interest expense on deposits decreased $930,000 primarily on time deposits. Interest expense on time deposits decreased $851,000 and the yield decreased 56 basis points to 1.35% for the nine months ended September 30, 2011. The low interest rate environment caused by government monetary policy resulted in the decreased interest expense. Total average interest bearing liabilities increased $100,000 from $320,053,000 for the nine month period ended September 30, 2010 compared to $320,153,000 for the same nine month period in 2011. Average interest bearing deposits decreased $25,000 due to a decrease of $12,518,000 or 7.3% in average time deposits to $158,971,000, partially offset by an increase in savings and insured money market deposits of $6,910,000 or 7.3% to $101,357,000 and increase in NOW and super NOW deposits of $5,583,000 or 14.4% to $44,290,000. As higher yielding, longer term time deposits matured, the low rates available in the current market caused some customers to switch to non-maturity deposit products. Total average deposits decreased as a result of seasonal fluctuations of municipal deposits partially offset by gains made from the Banks increased sales effort.

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

ITEM 4.        CONTROLS & PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of September 30, 2011.

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

November 14, 2011