Form 10-K
period 2011-12-31
JEFFERSONVILLE BANCORP
filed 2012-03-29
CIK 874495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-19212

JEFFERSONVILLE BANCORP

(Exact name of registrant as specified in its charter)

New York	22-2385448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4866 State Rte. 52, Jeffersonville, New York	12748
(Address of principal executive offices)	(Zip Code)

                                 (845) 482-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Yes ☐                      No ☒

As of June 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $40,100,000 based on the closing price of $10.46 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2012
Common Stock, $0.50 par value per share	4,234,505 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2012 (Proxy Statement)	Part III Items 10, 11, 12, 13 and 14

JEFFERSONVILLE BANCORP INDEX TO FORM 10-K

PART I

ITEM 1.	BUSINESS

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

At December 31, 2011 and 2010, the Company had total assets of $433.5 million and $430.8 million, securities available for sale of $107.4 million and $104.7 million, securities held to maturity of $6.6 million and $6.0 million, and net loans receivable of $271.9 million and $277.8 million, respectively. At December 31, 2011 and 2010, total deposits were $359.7 million and $350.9 million, respectively. At December 31, 2011 and 2010, stockholders’ equity was $49.4 million and $47.5 million, respectively.

The Bank is based in Sullivan County, New York. In addition to its main office and operations center in Jeffersonville, the Bank had eleven additional branch office locations in Bloomingburg, Eldred, Liberty, Loch Sheldrake, Monticello, Livingston Manor, Narrowsburg, Callicoon, Wurtsboro, White Lake and one in a Wal*Mart store in Monticello. The Bank is a full service banking institution employing approximately 125 people and serving all of Sullivan County, New York as well as some areas of adjacent counties in New York and Pennsylvania.

DESCRIPTION OF BUSINESS

Through its community bank subsidiary, The First National Bank of Jeffersonville, the Company provides traditional banking-related services, which constitute the Company’s only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans. The Company’s primary sources of liquidity are its deposit base; Federal Home Loan Bank (“FHLB”) borrowings; repayments and maturities on loans; short-term assets such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale.

The Bank has three subsidiaries. The Bank directly owns FNBJ Holding Corporation, which is a Real Estate Investment Trust (“REIT”), and two wholly-owned subsidiaries which hold, and thereby limit the liability on, selected foreclosed properties of the Bank.

The Company’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K, are available free of charge on the Company’s website, www.jeffbank.com, or upon request submitted to John A. Russell, P.O. Box 398, Jeffersonville, New York 12748.

DEPOSIT AND LOAN PRODUCTS

Deposit Products. The Bank offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts), and savings accounts are offered on a competitive basis to meet customers’ basic banking needs. Money market accounts, time deposits in the form of certificates of deposit, and IRA accounts provide customers with price competitive and flexible investment alternatives. The Bank does not have a single depositor or a small group of related depositors whose loss would have a material adverse effect upon the business of the Bank. See item 7, Distribution of Assets, Liabilities & Stockholders’ Equity for average balances of deposit products at December 31, 2011, 2010, and 2009.

Loan Products. The Company originates residential and commercial real estate loans, as well as commercial, consumer, and agricultural loans, to borrowers primarily in Sullivan County, New York, designed to meet the banking needs of individual customers, businesses, and municipalities. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area. Periodically, the Company purchases loans from other financial institutions that are in markets outside of Sullivan County.

Please see item 7, Results of Operations 2011 versus 2010 for a description of the loan portfolio and recent loan loss experience. Additional information is set forth below relating to the Bank’s loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans. The Bank does not have a major loan concentration in any individual industry.

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

Credit decisions are made under the guidance of a standard consumer loan policy with the assistance of senior credit managers. The loan policy was developed to provide definitive guidance encompassing credit underwriting, monitoring, and management. Under the policy, unsecured consumer loans are granted to customers of good character who have an assured income with a guideline of at least one year’s steady employment, a satisfactory credit record, and a guideline debt to income ratio of 40%. The quality and condition of the consumer loan portfolio, as well as compliance with established standards, is also monitored closely.

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

Residential Real Estate Loans. The Company originates a variety of mortgage loan products including fixed rate mortgages and adjustable rate mortgages. All mortgage loans originated are held in the Bank’s portfolio. The Bank’s residential real estate loan policy is designed to originate a diversified mix of 10-30 year fixed rate and 1-7 year variable rate, single and multi-family home loans with loan-to-value ratios ranging from 60-80%. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower’s employment is a critical factor in determining the likelihood of repayment. Mortgage loans are also subject to the risk that the value of the underlying collateral will decline due to economic conditions or other factors.

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

The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

Each of the federal banking agencies, including the Federal Reserve and the OCC, has issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise. The guidelines apply on a consolidated basis and require bank holding companies (on a consolidated basis) and banks to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 3%. For those banks that do not have the highest regulatory ratings, the minimum Tier 1 leverage ratio is 4%. The capital adequacy guidelines also require bank holding companies and banks to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. Under the Federal Reserve guidelines, certain small bank holding companies with pro forma consolidated assets of less than $500 million, such as the Company, are not required to follow the risk-based and leverage capital guidelines. As of December 31, 2011, the Bank’s leverage ratio was 10.7%, its ratio of Tier 1 capital to risk-weighted assets was 16.4%, and its ratio of qualifying total capital to risk-weighted assets was 17.7%. The federal banking agencies may set higher minimum capital requirements for bank holding companies and banks whose circumstances warrant it, such as companies or banks anticipating significant growth or facing unusual risks. The Federal Reserve has not advised the Bank of any special capital requirement applicable to it.

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

Any bank that is less than adequately-capitalized is subject to certain mandatory prompt corrective actions by its primary federal regulatory agency, as well as other discretionary actions, to resolve its capital deficiencies. The severity of the actions required to be taken increases as the bank’s capital position deteriorates. Among the actions that may be imposed on an undercapitalized bank is the implementation of a capital restoration plan. A bank holding company must guarantee that a subsidiary bank will meet its capital restoration plan, up to an amount equal to 5% of the subsidiary bank’s assets at the time the bank became undercapitalized or the amount required to meet regulatory capital requirements, whichever is less. In addition, under Federal Reserve policy which was codified under the Dodd-Frank Act, a bank holding company is expected to serve as a source of financial and managerial strength, and to commit financial resources to support its subsidiary banks in times of financial stress. Any capital loans made by a bank holding company to a subsidiary bank are subordinate to the claims of the bank’s depositors and to certain other indebtedness of the subsidiary bank. In the event of the bankruptcy of a bank holding company, any commitment by the bank holding company to a federal banking regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and would be entitled to priority of payment.

The Bank also is subject to regulatory limits relating to its ability to pay dividends to the Company. By statue, the Bank may not pay a dividend without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2011, the Bank had approximately $3.4 million available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with the regulatory capital requirements described above. The Bank is currently in compliance with these requirements. Moreover, the laws of the State of New York, where the Company is incorporated, require that dividends be paid only from capital surplus so that the net assets of the Company remaining after such dividend payments are at least equal to the amounts of the Company’s stated capital.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Dodd-Frank Wall Street Reform Act of 2010 (the “Dodd-Frank Act”) amended the Federal Deposit Insurance Act (the “FDIA”), effective December 31, 2010, to temporarily provide unlimited deposit insurance coverage for funds held in noninterest-bearing transaction accounts through December 31, 2012. This coverage is separate from, and in addition to, the $250,000 coverage provided to depositors with other accounts held with the Bank. While similar to the FDIC’s Transaction Account Guarantee Program, which expired December 31, 2010, low-interest Negotiable Order of Withdrawal (NOW) accounts and Interest on Lawyer Trust Accounts (IOLTAs) do not qualify for unlimited coverage.

The deposits of the Bank are subject to the deposit insurance premium assessments of the Deposit Insurance Fund (DIF). The FDIC currently maintains a risk-based assessment system under which assessment rates vary based on the level of risk posed by the institution to the DIF. The assessment rate may, therefore, change when that level of risk changes.

The deposit insurance assessment system includes an assessment rate schedule and an additional rate schedule that would go into effect when the DIF reserve ratio reaches various milestones. The deposit insurance assessment system is based on average consolidated total assets minus average tangible equity. In addition, FDIC dividend payments will be suspended if the DIF reserve ratio exceeds 1.5 percent, but assessment rates will be decreased when the DIF reserve ratio reaches certain thresholds.

In calculating assessment rates, the rule uses a “scorecard” assessment scheme for insured depository institutions with $10 billion or more in assets. It retains the risk category system for insured depository institutions with less than $10 billion in assets, such as the Bank, assigning each institution to one of four risk categories based upon the institution’s capital evaluation and supervisory evaluation, as defined by the rule. Depending on the DIF reserve ratio, the total base assessment rates for each risk category are as follows:

Basis Points
DIF Reserve Ratio	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
< 1.15%	2.5 – 9	9 – 24	18 – 33	30 – 45
1.15 – 2%	1.5 – 7	7 – 22	14 – 29	25 – 40
2 – 2.5%	1 – 6	5 – 20	12 – 27	23 – 38
> 2.5%	0.5 – 5	4.5 – 19	10 – 25	20 – 35

The rule took effect for the quarter beginning April 1, 2011, and was reflected in the invoices for assessments due September 30, 2011.

The FDIA provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2011, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0102 per $100 of deposits for the first quarter, to $0.00680 per $100 of deposits for the fourth quarter of 2011. The Bank paid $31,000 of FICO assessments in 2011. For the first quarter of 2012, the FICO assessment rate is $0.00660 per $100 of deposits.

As a member of the Federal Home Loan Bank of New York, the Bank is required to hold a minimum amount of the capital stock thereof. As of December 31, 2011, the Bank satisfied this requirement.

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

Under the Gramm-Leach-Bliley Act (“GLB Act”), all financial institutions, including the Company and the Bank, are required to adopt privacy policies to restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act. In addition the Fair and Accurate Credit Transactions Act (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Federal Reserve and the Consumer Financial Protection Bureau have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to these rules, including rules regarding limitations of affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags.

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

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOA applies generally to companies that have securities registered under the Securities Exchange Act of 1934, including publicly-held bank holding companies such as the Company. Among other things, SOA and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services its auditors may provide to it), imposed additional responsibilities for its external financial statements on its chief executive officer and chief financial officer, expanded the disclosure requirements for its corporate insiders, required its management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required its auditors to issue a report on its internal control over financial reporting. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

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

The Dodd-Frank Act, passed into law on July 21, 2010, represents a significant overhaul of many aspects of the regulation of the financial services industry. Among other things, the Dodd-Frank Act created a new federal Consumer Financial Protection Bureau (“CFPB”), tightened capital standards, imposed clearing and margining requirements on many derivatives activities, and generally increased oversight and regulation of financial institutions and financial activities.

The CFPB began operations on July 21, 2011. It has the broad authority to write regulations regarding consumer financial products and services. These regulations apply to numerous types of entities, including insured depository institutions such as the Bank. It is impossible to predict at this time the content or number of such regulations.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act called for over 200 administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized and/or issued in proposed form, many have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

In December 2010, the Basel Committee, a group of bank regulatory supervisors from around the world, released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•	introduces as a new capital measure “Common Equity Tier 1”, or “CET1”, specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•	as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5 percent, plus a 2.5 percent “capital conservation buffer” (which is added to the 4.5 percent CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7 percent);

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0 percent, plus the capital conservation buffer (which is added to the 6.0 percent Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5 percent upon full implementation);

•	a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0 percent, plus the capital conservation buffer (which is added to the 8.0 percent total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5 percent upon full implementation);

•	as a newly adopted international standard, a minimum leverage ratio of 3.0 percent, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•	provides for a “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0 percent to 2.5 percent when fully implemented (potentially resulting in total buffers of between 2.5 percent and 5 percent).

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5 percent CET1 to risk-weighted assets;

•	4.5 percent Tier 1 capital to risk-weighted assets; and

•	8.0 percent Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10 percent of CET1 or all such categories in the aggregate exceed 15 percent of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20 percent per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625 percent and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5 percent on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in early 2012.

The Dodd-Frank Act requires the Federal Reserve to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In June 2011, the Federal Reserve finalized regulations implementing this requirement.

Given that the Basel III rules are subject to implementation and change and the scope and content of capital regulations that U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, the Corporation cannot be certain of the impact new capital regulations will have on its capital ratios.

TAXATION

The Company files a calendar year consolidated federal income tax return on behalf of itself and its subsidiaries. The Company reports its income and deductions using the accrual method of accounting. The components of income taxes are as follows for the years ended December 31 (in thousands):

December 31,	2011	2010	2009
Current tax expense:
Federal	$753	$559	$(791)
State	137	60	57
Deferred tax (benefit)	(335)	(337)	1,417
Total income taxes	$555	$282	$683

For a detailed discussion of income taxes please refer to note 10 in the Notes to Consolidated Financial Statements.

MONETARY POLICY AND ECONOMIC CONDITIONS

The earnings of the Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve System. Federal Reserve System monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability, and deposit levels may change due to circumstances beyond the control of the Company and the Bank.

COMPETITION

The Bank faces strong competition for local business in the communities it serves from other financial institutions. Throughout Sullivan County there are 42 branches of commercial banks, savings banks, savings and loan associations, and other financial organizations.

With respect to most of the services that the Bank offers, there is competition from financial institutions other than commercial banks. Money market funds and internet banks actively compete with banks for deposits. Savings banks, savings and loan associations, and credit institutions, as well as consumer finance companies, insurance companies, and pension trusts are important competitors. The Bank’s ability to maintain profitability is also affected by competition for loans.

NUMBER OF PERSONNEL

At December 31, 2011, there were 125 persons employed by the Bank on a full-time basis.

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

Our principal source of income consists of dividends, if any, from the Bank. Payment of dividends by the Bank to us is subject to regulatory limitations imposed by the Office of the Comptroller of the Currency (“OCC”) and the Bank must meet OCC capital requirements before and after the payment of any dividends. In addition, the Bank cannot pay a dividend, without prior OCC approval, if the total amount of all dividends declared during a calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year plus the previous two years. The OCC has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds. As of December 31, 2011, approximately $3.4 million was available for the payment of dividends without prior OCC approval.

Moreover, the laws of the State of New York, where the Company is incorporated, require that dividends be paid only from capital surplus so that the net assets of the Company remaining after such dividend payments are at least equal to the amounts of the Company’s stated capital.

Any payment of dividends in the future will continue to be at the sole discretion of our board of directors and will depend on a variety of factors deemed relevant by our board of directors, including, but not limited to, earnings, capital requirements, and financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The OCC is the Bank’s primary regulator and the Bank is subject to extensive regulation, examination, and supervision by the OCC. The Federal Deposit Insurance Corporation (“FDIC”) also has authority to conduct special examinations of insured depository institutions, such as the Bank. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of the insurance fund and depositors and are not intended for the protection of investors in our common stock. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, may have a material impact on our operations.

Compliance with the Dodd-Frank Act may increase the Company’s costs of operations and adversely affect the Company’s earnings and financial condition.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.

In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. The Company cannot be certain when final rules affecting it will be issued through such rulemakings, and what the specific content of such rules will be. The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Corporation’s ability to conduct business. The Company will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase the Company’s costs of operations and adversely impact its earnings.

The Company’s profitability depends significantly on local and national economic conditions.

We make loans and most of our assets are located in Sullivan County, New York as well as some adjacent areas in New York and Pennsylvania. Adverse changes in economic conditions in these markets could compromise our ability to collect loans, could reduce the demand for loans, and otherwise could negatively affect our performance and financial condition. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

While the stability of the financial and capital markets in the United States improved slightly in 2011, global economic troubles, including sovereign debt concerns, and weak domestic growth indicators, especially stubbornly high unemployment, continued to create uncertainty of economic recovery in the near term.

As a lender, we may be adversely affected by general economic weaknesses and, in particular, a sharp downturn in the housing industry in New York and Pennsylvania. A depressed economy has led to higher foreclosure rates, increased charges to the allowance for loan losses, and the reduction in real estate values in Sullivan County. No assurance can be given that these conditions will improve, will not worsen, or that such conditions will not result in an increase in delinquencies causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience.

There can be no assurance that recent government action will help stabilize the U.S. financial system or improve the domestic economy and will not have unintended adverse consequences, including with respect to the Company’s results of operations.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the Federal Reserve’s first efforts to maintain low long-term interest rates were largely successful in holding those rates in check. However, a second initiative by the Federal Reserve in the fall of 2010 involving the purchase of long term U.S. Treasury bonds had the opposite effect, driving rates up nearly 100 basis points in the span of two months leading into the end of the year and continuing into the first half of 2011. In the fall of 2011, amid fears of European debt defaults, the Federal Reserve announced that it would extend the average maturity of its holdings of securities and that it would reinvest principal payments from its holdings of agency debt and agency MBS in agency MBS. In August 2011, the Federal Reserve indicated that short term interest rates would be maintained near zero until at least mid-2013. In the short term, these actions will likely reduce both loan and investment income as well as deposit expense and thereby adversely affect the Company’s results of operation. The full impact of these actions is unknown at this time.

Other government actions, such as the Homeowner Affordability and Stability Plan, which was intended to prevent mortgage defaults and foreclosures, may provide benefits to the economy as a whole but may also reduce the value of certain mortgage loans or other mortgage-related securities which investors, such as the Company, may hold. There can be no assurance as to the actual impact that these or other government actions will have on the financial markets or domestic economy The failure of measures to help stabilize the financial markets and improve the state of the domestic economy, and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit, or the trading price of its common stock.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A significant portion of our loan portfolio at December 31, 2011 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

Strong competition in our market area and within our industry may limit the Company’s growth and profitability.

We compete for loans, deposits, and investment dollars with other insured depository institutions and enterprises such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders, many of which have substantially greater resources than we do. Additionally, some of these organizations are not subject to the same level of regulation as the Company. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

Declining tax revenues could threaten the soundness of the Bank’s investments in certain securities.

The Bank owns local non-rated municipal securities which are intended to be held until maturity. At December 31, 2011, the carrying value of these investment securities was $6,613,000. If declining economic activity and real estate values result in significant reduced tax revenues to the municipal entities which issued these securities, the entities could be forced to default on repayment of the securities, having an adverse effect on the Bank’s financial condition.

Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

The Company’s results of operations and financial condition are significantly affected by changes in interest rates. Our financial results depend substantially on net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense paid on interest-bearing liabilities. If the Company’s interest-earning assets mature or reprice more quickly than its interest-bearing liabilities in a given period as a result of decreasing interest rates, net interest income may decrease. Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates. The Company has taken steps to mitigate this risk, such as holding fewer longer-term residential mortgages, as well as investing excess funds in shorter-term investments.

Changes in interest rates also affect the fair value of the Company’s interest-earning assets and, in particular, its investment securities available for sale. Generally, the fair value of investment securities fluctuates inversely with changes in interest rates. Decreases in the fair value of investment securities available for sale, therefore, could have an adverse effect on our shareholders’ equity or earnings if the decrease in fair value is deemed to be other than temporary.

Changes in interest rates may also affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on its existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

The Company is subject to security and operational risks relating to its use of technology.

Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Our growth and expansion may be limited by many factors.

We have pursued and intend to continue to pursue an internal growth strategy, the success of which will depend primarily on generating an increasing level of loans and deposits at acceptable risk and interest rate levels without corresponding increases in non-interest expenses. We cannot assure you that we will be successful in continuing our growth strategies, due, in part, to delays and other impediments inherent in our highly regulated industry, limited availability of qualified personnel, or unavailability of suitable branch sites. The Company is committed to maintaining loan credit quality and sacrificing growth in the loan portfolio if necessary. In addition, the success of our growth strategy will depend, in part, on continued favorable economic conditions in our market area.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

In addition to the main office of the Company and the Bank in Jeffersonville, New York, the Bank has eleven branch locations and an operations center all within Sullivan County. Our branches are located in Bloomingburg, Callicoon, Eldred, Liberty, Livingston Manor, Loch Sheldrake, Monticello (two), Narrowsburg, White Lake, and Wurtsboro. The Bank owns the main office and operations center along with eight branches: Bloomingburg, Eldred, Liberty, Livingston Manor, Loch Sheldrake, Narrowsburg, White Lake, and one location in Monticello. We occupy three branch locations pursuant with a lease arrangement in Callicoon, Wurtsboro and one located in a Wal*Mart store in Monticello. For further information on property and equipment, see footnote 6, Premises and Equipment, in the notes to the consolidated financial statements.

The Company’s leases for Callicoon, Wal*Mart, and Wurtsboro expire in 2012, 2014, and 2020 respectively. A renewal options exists for Callicoon for an additional 15 years. Future minimum lease payments are disclosed under the title Contractual Obligations.

The major classifications of premises and equipment and the book value thereof were as follows at December 31, 2011 (in thousands):

Premises and Equipment	2011
Land	$1,100
Buildings and improvements	7,350
Furniture and fixtures	339
Equipment	4,210
12,999
Less accumulated depreciation and amortization	7,499
Total premises and equipment, net	$5,500

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are not parties to any material legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

			Cash
	Sales	Sales	dividends
For the Quarter Ended:	low	high	paid
December 31, 2011	$9.80	$10.49	$0.13
September 30, 2011	$9.33	$10.79	$0.13
June 30, 2011	$10.28	$11.04	$0.13
March 31, 2011	$10.02	$11.05	$0.13
December 31, 2010	$10.04	$11.25	$0.13
September 30, 2010	$10.00	$11.25	$0.13
June 30, 2010	$11.00	$12.45	$0.13
March 31, 2010	$9.50	$12.60	$0.13

Number of Holders of Record. At the close of business on March 9, 2012, the Company had 1,463 record holders of the 4,234,505 shares of common stock then outstanding.

Securities Authorized for Issuance Under Equity Compensation Plan. The Company has no equity compensation plans under which its securities may be issued.

Payment of Dividends. Applicable laws and regulations restrict the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to stockholders. Payment of dividends in the future will be at the sole discretion of the Company’s board of directors and will depend on a variety of factors deemed relevant by the board of directors, including, but not limited to, earnings, capital requirements and financial condition. See item 1, Supervision and Regulation.

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph sets forth the cumulative total shareholder return on the Company’s Common Stock for the last five fiscal years. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The Company’s cumulative shareholder return over a five-year period is based on an investment of $100 on December 31, 2006 and the reinvestment of all dividends since that date to December 31, 2011 and is compared to the cumulative total return of the NASDAQ - Composite Index and the SNL Bank $250m - $500m Index. The data used was obtained from published sources and is believed to be accurate.

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN FISCAL YEAR ENDED DECEMBER 31, 2011

	Period Ending December 31,
Index:	2006	2007	2008	2009	2010	2011
Jeffersonville Bancorp	100.00	76.04	54.60	57.20	66.36	68.12
NASDAQ Composite Index	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $250M-$500M Index	100.00	81.28	46.42	42.96	48.07	45.15

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(In thousands, except share and per share data)

December 31,	2011	2010	2009	2008	2007
Results of Operations
Interest income	$21,191	$21,838	$21,827	$22,953	$23,479
Interest expense	3,168	4,365	5,847	7,228	8,615
Net interest income	18,023	17,473	15,980	15,725	14,864
Provision (credit) for loan losses	2,200	2,300	1,300	265	(370)
Net income	3,906	3,129	3,084	2,702	4,275
Financial Condition
Total assets	$433,512	$430,787	$422,684	$398,567	$387,430
Total deposits	359,709	350,906	352,205	296,724	299,242
Gross loans	276,638	282,147	279,407	267,563	252,985
Stockholders’ equity	49,415	47,498	44,663	42,662	43,958
Average Balances
Total assets	$440,853	$439,150	$415,678	$393,964	$389,384
Total deposits	368,795	366,486	327,257	300,984	315,941
Gross loans	277,965	279,174	270,361	259,713	250,277
Stockholders’ equity	49,041	46,605	43,755	43,929	42,249
Financial Ratios
Net income to average total assets	0.89%	0.71%	0.74%	0.69%	1.10%
Net income to average stockholders’ equity	7.96%	6.71%	7.05%	6.15%	10.12%
Average stockholders’ equity to average total assets	11.12%	10.61%	10.53%	11.15%	10.85%
Share and Per Share Data
Basic earnings per share	$0.92	$0.74	$0.73	$0.64	$1.00
Dividends per share	$0.52	$0.52	$0.52	$0.52	$0.50
Dividend payout ratio	56.4%	70.4%	71.4%	81.5%	49.9%
Book value at year end	$11.67	$11.22	$10.55	$10.08	$10.38
Total dividends paid	$2,202,000	$2,202,000	$2,202,000	$2,202,000	$2,134,000
Average number of shares outstanding	4,234,505	4,234,459	4,234,321	4,234,321	4,266,397
Shares outstanding at year end	4,234,505	4,234,505	4,234,321	4,234,321	4,234,321

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Interest income	$5,283	$5,328	$5,285	$5,295	$5,389	$5,484	$5,572	$5,393
Interest expense	(692)	(776)	(841)	(859)	(958)	(1,110)	(1,153)	(1,144)
Net interest income	4,591	4,552	4,444	4,436	4,431	4,374	4,419	4,249
Provision for loan losses	(500)	(700)	(400)	(600)	(650)	(650)	(800)	(200)
Non-interest income	909	867	819	742	898	764	767	869
Non-interest expenses	(3,776)	(3,326)	(3,737)	(3,860)	(3,596)	(3,631)	(3,789)	(4,044)
Income before income taxes	1,224	1,393	1,126	718	1,083	857	597	874
Income tax (expense) benefit	(152)	(238)	(151)	(14)	(142)	(89)	32	(83)
Net income	$1,072	$1,155	$975	$704	$941	$768	$629	$791
Basic earnings per share	$0.25	$0.27	$0.23	$0.17	$0.22	$0.18	$0.15	$0.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This document contains forward-looking statements, which are based on assumptions and describe future plans, strategies, and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. The Company’s ability to predict results and the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market areas, and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements. Actual results could differ materially from forward-looking statements.

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

The Company’s mission is to serve the community banking needs of its borrowers and depositors, who predominantly are individuals, small businesses, and local municipal governments. The Company believes it understands its local customer needs and provides quality service with a personal touch.

The financial results of the Company are influenced by economic events that affect the communities we serve as well as national economic conditions, primarily interest rate trends, affecting the entire banking industry. Changes in net interest income and provisions for loan losses have the greatest impact on the Company’s profits. As high unemployment lingers and economic activity remains stagnant, foreclosures and pre-foreclosures have increased. Real estate values in the nation, and particularly Sullivan County, remain depressed and a large segment of the Company’s assets are in real estate secured loans. As a result, the provision for loan losses continues to be at historically high levels, totaling $2.2 million in 2011. With short term rates at historic lows, the Company’s net interest margin has remained stable, as most of the Company’s liabilities are short term. This trend is likely to continue in 2012 as the Federal Reserve continues to indicate their intention to keep short term rates low at least through 2013.

The Company has a long history of profitable operations and a strong capital base that have been the foundation of the Company since its inception. Management believes this trend will continue and the Company will be well positioned to take advantage of business opportunities when the current economic downturn reverses course.

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. The allowance for loan losses is maintained at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions and values of real estate particularly in Sullivan County. Collateral securing certain real estate loans could lose value which could lead to future additions to the allowance for loan losses. See item 7, Allowance for Loan Losses for further discussion. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. At the time of initial foreclosure, or when foreclosure occurs in-substance, these assets are recorded at fair value less estimated costs to sell and the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses. Any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are included in other non-interest expense when title has passed and the sale has met all the requirements prescribed by GAAP.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For recent accounting pronouncements, see note 1 of the Notes to the Consolidated Financial Statements.

FINANCIAL CONDITION

Total assets increased by $2.7 million or 0.6% to $433.5 million at December 31, 2011 from $430.8 million at December 31, 2010. The increase was primarily due to an increase of $4.3 million or 56.6% in cash and cash equivalents from $7.5 million at December 31, 2010 to $11.8 million at December 31, 2011. That increase was primarily due to a $2.3 million increase in deposits held at the Federal Reserve Bank, a $2.7 million or 2.6% increase in securities available for sale to $107.4 million at December 31, 2011 from $104.7 million at December 31, 2010, and a $1.2 million increase in foreclosed real estate to $3.0 million at December 31, 2011 and was partially offset by a $5.9 million or 2.1% decrease in loans, net of allowance, from $277.8 million at December 31, 2010 to $271.9 million at December 31, 2011. Total liabilities increased $0.8 million or 0.2% to $384.1 million at December 31, 2011 from $383.3 million at December 31, 2010. The increase was due to total deposits increasing $8.8 million or 2.5% from $350.9 at December 31, 2010 to $359.7 million at December 31, 2011, and a $1.5 million or 19.1% increase in other liabilities, partially offset by the repayment of $9.5 million in short-term debt from December 31, 2010. The increase in total deposits was due to an $11.2 million or 32.4% increase in NOW and Super NOW deposits to $45.7 million at December 31, 2011 from $34.5 at December 31, 2010 and a $3.2 million or 3.3% increase in savings and insured money market accounts to $102.2 million at December 31, 2011 from $99.0 million at December 31, 2010. Partially offsetting these increases, time deposits decreased $4.2 million or 2.7% to $150.4 million at December 31, 2011 and demand deposits decreased $1.4 million or 2.3% to $61.4 million at December 31, 2011. The increase in deposit liabilities was primarily due to continued volatility in the stock market and the Bank’s continuing customer service initiatives and expansion to new market areas. Other liabilities increased $1.5 million primarily due to a $1.2 million increase in pension liability caused by historically low interest rates.

In 2011, total gross loans decreased $5.5 million or 2.0% from $282.1 million at December 31, 2010 to $276.6 million at December 31, 2011. Within the loan portfolio, total real estate mortgages decreased $4.1 million or 1.7%, with commercial mortgage and construction loans decreasing by $3.8 million or 3.7%, and residential mortgages decreased $1.1 million or 1.0%, and the total of non-real estate loans decreased $1.4 million. Partially offsetting these decreases, farmland loans increased $1.8 million or 39.2%. The decrease in residential and commercial real estate loans reflects the continued weakness in home sales and commercial markets and the conversion of non-accruing loans to foreclosed assets. The overall loan portfolio is structured in accordance with management’s belief that loans secured by residential and commercial real estate generally result in lower loan loss levels compared to other types of loans because of the value of the underlying collateral. The Company remains committed to maintaining loan credit quality and is not averse to sacrificing growth in the loan portfolio, if necessary to support credit quality.

There was a $1.2 million increase in foreclosed real estate at December 31, 2011 to $3.0 million, up from $1.8 million at December 31, 2010. The balance in both years consisted primarily of commercial property. A portion of the properties were under a lease agreement, with lease payments being recorded in income for the year ended December 31, 2011. Total nonperforming loans decreased $2.3 million to $10.2 million at December 31, 2011 from $12.5 million at December 31, 2010 primarily due to a $3.5 million decrease in nonperforming commercial mortgages partially offset by an increase in nonperforming residential real estate loans of $1.2 million. Net loan charge-offs decreased from $2.0 million in 2010 to $1.8 million in 2011. At December 31, 2011, the allowance for loan losses equaled $4.7 million representing 1.70% of total gross loans outstanding and 46.1% of total nonperforming loans.

Total stockholders’ equity was $49.4 million at December 31, 2011, an increase of $1.9 million over December 31, 2010 at $47.5 million. This increase was the result of $3.9 million of net income and partially offset by cash dividends of $2.2 million.

RESULTS OF OPERATIONS 2011 VERSUS 2010

Net Income

Net income for 2011 of $3.9 million increased 24.8% or $777,000 from 2010. Net interest income before provision for loan losses increased $550,000 or 3.1% to $18.0 million for the year ended December 31, 2011. This increase was comprised of a decrease in interest expense of $1.2 million or 27.4%, from $4.4 million for the year ended December 31, 2010 to $3.2 million for the same period ended December 31, 2011, partially offset by a decrease in total interest and dividend income of $647,000 to $21.2 million for the year ended December 31, 2011. This was the net effect of a decrease in interest earned on taxable securities of $396,000 and a $450,000 decrease in loan interest, partially offset by higher earnings on tax-exempt securities in the amount of $180,000. Interest expense decreased $1.2 million as a result of higher yielding time deposits being replaced by lower yielding deposits and an overall lower interest rate environment. Non-interest income increased $174,000 or 5.5% from $3.2 million in 2010 to $3.3 million in 2011 due to an increase in fee income of $105,000 or 11.8% and $111,000 of insurance benefit. Non-interest expense decreased $226,000 primarily due to a $580,000 or 6.8% decrease in salaries and employee benefits and a $346,000 or 8.4% decrease in other non-interest expense partially offset by an increase in foreclosed real estate expense in the amount of $589,000. See “Non-Interest Income and Non-Interest Expense” below for further discussion.

Tax Equivalent Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $19.3 million for 2011 represented an increase of $641,000 or 3.4% over 2010. Net interest spread increased 20 basis points to 4.61% in 2011 compared to 4.41% in 2010 due to a 38 basis point reduction on interest bearing liabilities partially offset by an 18 basis point reduction on interest bearing assets. Total tax equivalent interest earning net assets increased $1.9 million with interest bearing assets increasing $3.3 million partially offset by interest bearing liabilities increasing $1.4 million.

Total tax equivalent interest income for 2011 was $22.5 million, compared to $23.0 million in 2010 with the average yield on assets decreasing 18 basis points from 5.78% in 2010 to 5.60% in 2011. This decrease of $556,000 or 18 basis points in interest income is largely the result of a $450,000 or 13 basis point decrease in interest income on loans combined with a $102,000 or 9 basis point decrease in tax equivalent interest earned on average total securities due to total average securities decreasing from 4.75% in 2010 to 4.66% in 2011. The decrease in tax-equivalent interest on total average securities resulted from maturing and called securities being replaced by lower yielding securities in this historically low rate environment. As the Federal Reserve Bank (FED) began paying interest on deposits over the banks’ reserve requirements, the Bank has increasingly used this safe haven to temporarily hold excess cash. Average deposits held at FED increased $3.4 million from $4.7 million to $8.1 million at December 31, 2011. Total yield on average loans decreased 13 basis points from 6.28% in 2010 to 6.15% in 2011. Interest income on loans decreased $450,000 or 13 basis points due primarily to a $384,000 or 16 basis point decrease in interest income on residential mortgages. Market pressures continued in 2011, resulting in lower rates also impacting fixed rate home equity loans in the amount of $91,000 or 8 basis points, as consumers continue to payoff credit lines or refinance at lower rates. Time and demand loans had an increase in average yield of 20 basis points due to an increase in demand loans that carry a higher interest rate. The average balance of total loans decreased $1.2 million or 0.4% to $278.0 million for the year 2011 from $279.2 million in 2010 primarily due to a decrease of $1.0 million or 0.5% in real estate mortgages and $1.1 million or 3.5% in home equity loans, partially offset by increases in average time and demand loans, and average installment loan categories over 2010 levels.

Total interest expense in 2011 decreased $1.2 million to $3.2 million from $4.4 million in 2010 primarily as a result of a decrease in average rates paid on total interest bearing deposits from 1.24% in 2010 to 0.84% in 2011. The average balance of interest bearing liabilities increased $1.4 million from $318.4 million in 2010 to $319.8 million in 2011, an increase of 0.4%. The decrease in interest expense was the result of an average interest rate reduction of 40 basis points paid on interest earning deposit accounts. Interest expense on time deposits decreased $1.0 million or 54 basis points as higher yielding CDs matured and were replaced with lower yielding deposits. Average NOW and Super NOW accounts and savings and insured money market accounts both increased in 2011 versus 2010 by $6.6 million and $6.3 million, respectively. Despite the increase in average balance, total interest expense decreased by 7 basis points and 16 basis points, respectively, as rates reset to lower yields in response to the continued low interest rate environment. Total average deposits increased due to sales initiatives which caused customers to retain their funds in the relative safety of bank deposits.

Non-Interest Income and Non-Interest Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, earnings on bank-owned life insurance, and gains and losses on securities. Total non-interest income of $3,337,000 in 2011 was an increase of $174,000 versus 2010. The increase was due to fee income increasing $105,000 or 11.8% to $993,000 for 2011 as a result of higher levels of electronic banking activity and a insurance benefit on bank owned life insurance, which increased non-interest income by $111,000 in 2011 over 2010.

Non-interest expense decreased by $226,000 or 1.5% to $14.7 million for the year ended December 31, 2011. The decrease in total non-interest expense was primarily the result of a $580,000 or 6.8% decrease in other salaries and employee benefits from $8.5 million for the year ended December 31, 2010 to $7.9 million for the current year. Other non-interest expense decreased to $3.8 million in 2011 from $4.1 million in 2010, a decrease of $346,000 or 8.4%. Partially offsetting these decreases, foreclosed real estate expense increased $589,000 as a result of the change in the net gain or loss on revaluation of the Bank’s foreclosed real estate portfolio. This loss was generated by the increase in foreclosed properties held and subsequent revaluation of properties. Occupancy and equipment expense increased $111,000 or 5.4% to $2.2 million for the year ended December 31, 2011 as a result of incurring a full years expense relating to two branches opened during 2010. Salaries and benefits decreased primarily due to a $659,000 decrease in pension and other retirement benefits due to the savings derived from plan amendments made in 2010. Partially offsetting this decrease, with the Bank’s continued commitment to the development of its employees, education related costs increased $63,000. Other non-interest expenses decreased due to the reduction in the FDIC assessment of $251,000 and an $118,000 reduction in professional service costs. Partially offsetting these decreases, ATM and merchant fees increased $82,000.

Income Tax Expense

Income tax expense totaled $555,000 in 2011 versus $282,000 in 2010. The effective tax rate was approximately 12.4% in 2011 and 8.3% in 2010. The relatively low effective tax rates in 2011 and 2010 reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

Provision for Loan Losses

The provision for loan losses was $2.2 million in 2011 as compared to $2.3 million in 2010 largely as a result of the continued high level of charge offs and the continued weakness in the loan portfolio in 2011. Provisions for loan losses are recorded to maintain the allowance for loan losses at a level deemed adequate by management based on an evaluation of such factors as economic conditions in the Company’s market area, past loan loss experience, the financial condition of individual borrowers, and underlying collateral values based on independent appraisals. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions, particularly in Sullivan County. In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

Special mention and substandard pool rates are determined by the greater of the Bank’s average historical loss rolling average of the prior eight quarters or the weighted three-year average loss percentages. The method used in this calculation collects all commercial loans from one year ago, observes their status and rating at the current time, and computes the average loss for these rating categories by comparing the losses experienced by those particular loans to the loans in the different rating categories from one year ago. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in generally accepted accounting principles or other factors.

Summary of Loan Loss Experience

The following table indicates the amount of charge-offs and recoveries in the loan portfolio by category (dollars in thousands):

ANALYSIS OF THE CHANGES IN ALLOWANCE FOR LOAN LOSSES

	2011	2010	2009	2008	2007
Balance at beginning of year	$4,335	$3,988	$3,170	$3,352	$3,516
Charge-offs:
Commercial loans - financial and agriculture	(129)	(254)	(301)	(294)	(106)
Commercial mortgages	(1,404)	(1,458)	—	—	—
Residential mortgages(1)	(223)	(220)	(95)	(21)	(5)
Installment loans - consumer	(80)	(89)	(150)	(179)	(118)
Other loans	(107)	(88)	(102)	(153)	(89)
Total charge-offs	(1,943)	(2,109)	(648)	(647)	(318)

Recoveries:
Commercial loans - financial and agriculture	13	51	25	80	388
Commercial mortgages	10	—	—	—	—
Residential mortgages(1)	7	3	3	9	5
Installment loans - consumer	51	47	74	47	72
Other loans	39	55	64	64	59
Total recoveries	120	156	166	200	524
Net recoveries (charge-offs)	(1,823)	(1,953)	(482)	(447)	206
Provision charged (credited) to operations	2,200	2,300	1,300	265	(370)
Balance at end of year	$4,712	$4,335	$3,988	$3,170	$3,352
Ratio of net (recoveries) charge-offs to average outstanding loans	0.66%	0.70%	0.18%	0.17%	(0.08)%

1 Includes home equity loans

The Company manages asset quality with a review process which includes ongoing financial analysis of credits and both internal and external loan review of existing outstanding loans and delinquencies. Management strives to identify potential nonperforming loans on a timely basis, take charge-offs promptly based on a realistic assessment of probable losses, and maintain an adequate allowance for loan losses based on the inherent risk of loss in the existing portfolio.

The provision for loan losses was $2.2 million for the year ended December 31, 2011, down from $2.3 million for 2010 due to decreased charge-offs and a reduced risk level in our portfolio. The allowance for loan losses was $4.7 million at December 31, 2011, $4.3 million at 2010, and $4.0 million at 2009. Net loan charge-offs decreased to $1.8 million in 2011 from $2.0 million in 2010 and gross charge-offs decreased to $1.9 million in 2011 from $2.1 million in 2010. In 2011 and 2010, $1.4 million and $1.5 million, respectively, was charged off on commercial real estate mortgages due to customer defaults combined with collateral deficiencies. There were no charge-offs or recoveries on commercial real estate mortgages prior to 2010. The allowance as a percentage of total loans was 1.70% at December 31, 2011, compared to 1.54% and 1.43% at December 31, 2010 and 2009, respectively. The allowance’s coverage of nonperforming loans was 46.1% at December 31, 2011 compared to 34.7% and 30.0% at December 31, 2010 and 2009, respectively. Total nonperforming loans decreased $2.3 million to $10.2 million at December 31, 2011 from $12.5 million at December 31, 2010. Levels of nonperforming loans and net charge-offs remained high in the real estate portfolio due to continued local and national economic weakness. However, the Bank remains committed to common sense lending practices, sacrificing loan quantity for quality.  Nonperforming loans at December 31, 2011 and net charge-offs for the year ending December 31, 2011 improved as compared to nonperforming loans at December 31, 2010 and net charge-offs for the year ending December 31, 2010. The positive trend is a result of concerted efforts to reduce non-performing loans and charge-offs by the Bank’s management. While nonperforming loans and net charge-offs have increased, the Bank’s management believes that loans remain well collateralized. No portion of the allowance for loan losses is restricted to any loan or group of loans, as the entire allowance is available to absorb charge-offs in any loan category. The amount and timing of future charge-offs and allowance allocations may vary from current estimates and will depend on local economic conditions. The allocation of the allowance for loan losses to major portfolio categories and the percentage of each loan category to total loans outstanding follow this discussion.

Commercial nonperforming loans are evaluated individually for impairment. All residential mortgages that are modified as a trouble debt restructure are individually reviewed for impairment. As of December 31, 2011, there were $8,148,000 in impaired loans of which $7,473,000 were commercial and $675,000 were residential loans, compared to $10,216,000 in impaired commercial loans as of December 31, 2010. Specific reserves of $328,000 and $831,000 were established for the commercial loans at December 31, 2011 and 2010, respectively. On the remaining loan portfolios, the Company applies reserve factors considering historical loan loss data adjusted for current conditions.

DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES

(Dollars in thousands)

At December 31,	2011	2010	2009	2008	2007
Amount of Allowance for Loan Losses:
Commercial mortgages	$2,646	$2,160	$1,799	$1,327	$1,117
Commercial loans – financial and agricultural	557	622	561	596	338
Residential mortgages (1)	1,244	1,213	1,249	895	1,483
Installment loans - consumer	70	106	132	113	151
Other loans	61	61	55	54	32
Unallocated	134	173	192	185	231
Total	$4,712	$4,335	$3,988	$3,170	$3,352
Percent of Loans in Each Category to Total Loans:
Commercial mortgages	37.2%	37.2%	37.3%	36.0%	34.9%
Commercial loans – financial and agricultural	9.6	9.5	9.6	9.6	10.5
Residential mortgages (1)	50.8	50.5	50.2	51.5	51.0
Installment loans - consumer	1.9	2.3	2.4	2.5	3.2
Other loans	0.5	0.5	0.5	0.4	0.4

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

At December 31,	2011	2010	2009	2008	2007
Nonaccrual Loan Category:
Commercial mortgages	$5,633	$9,150	$10,534	$3,667	$1,819
Residential mortgages (1)	2,091	939	617	769	368
Commercial loans	1,215	1,310	886	998	1,574
Installment loans - consumer	143	—	—	—	—
Total nonaccrual loans	9,082	11,399	12,037	5,434	3,761
Loans 90 days or more, still accruing interest	1,148	1,091	1,270	686	883
Total nonperforming loans	$10,230	$12,490	$13,307	$6,120	$4,644
Percent of nonperforming loans outstanding to total loans	3.7%	4.4%	4.8%	2.3%	1.8%

1 Includes home equity loans

Total nonperforming commercial mortgages, residential mortgages, commercial, and consumer installment loans represent 5.6%, 2.2%, 4.6% and 2.7% of their respective portfolios’ totals at December 31, 2011, compared to 8.9%, 1.3%, 5.0%, and 0.0% at December 31, 2010, respectively. The majority of the Company’s total nonaccrual and past due loans are secured loans and, as such, management anticipates there will be limited risk of loss in their ultimate resolution. Nonaccrual loans decreased $2.3 million from $11.4 million at December 31, 2010 to $9.1 million at December 31, 2011. Except for specific reserves of $328,000 and $831,000 at 2011 and 2010 respectively, being allocated to certain impaired loans, the remaining loan balances are well collateralized with interest being recognized as received.

From time to time, loans may be modified in a troubled debt restructuring when the Company determines that it will ultimately receive greater economic value under the new terms than through foreclosure, liquidation, or bankruptcy. Candidates for renegotiation must meet specific guidelines.

Loan Portfolio

Set forth below is selected information concerning the composition of our loan portfolio with dollar amounts and percentages as of the dates indicated (dollars in thousands).

LOAN PORTFOLIO COMPOSITION

At December 31,	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Mortgage Loans
Residential	$107,316	38.8%	$108,397	38.4%	$103,748	37.1%	$103,876	38.9%	$97,411	38.5%
Commercial[1]	96,672	34.9	100,427	35.6	99,056	35.5	92,678	34.6	84,383	33.4
Home equity	31,081	11.2	31,968	11.3	32,765	11.7	31,096	11.6	25,977	10.3
Farm land	6,336	2.3	4,551	1.6	4,926	1.8	3,879	1.4	3,883	1.5
Construction - residential	2,107	0.8	2,304	0.8	3,841	1.4	2,737	1.0	5,531	2.2
	243,512	88.0	247,647	87.7	244,336	87.5	234,266	87.5	217,185	85.9
Other Loans
Commercial loans	24,715	8.9	25,864	9.2	26,035	9.3	25,183	9.4	26,431	10.4
Consumer installment loans	5,250	1.9	6,375	2.3	6,752	2.4	6,642	2.5	8,054	3.2
Other loans	1,355	0.5	1,383	0.5	1,402	0.5	1,042	0.4	1,042	0.4
Agricultural loans	1,806	0.7	878	0.3	882	0.3	430	0.2	273	0.1
	33,126	12.0	34,500	12.3	35,071	12.5	33,297	12.5	35,800	14.1
Total loans	276,638	100.0%	282,147	100.0%	279,407	100.0%	267,563	100.0%	252,985	100.0%
Allowance for loan losses	(4,712)		(4,335)		(3,988)		(3,170)		(3,352)
Total loans, net	$271,926		$277,812		$275,419		$264,393		$249,633

1 Commercial real estate mortgage loans includes commercial construction loans

The following table indicates the amount of variable rate loans in portfolio categories according to their period to maturity (dollars in thousands). The table also indicates the dollar amount of these loans that have predetermined or fixed rates versus variable or adjustable rates.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

(In thousands)

		One year
	One year	through	After
At December 31, 2011	or less	five years	five years	Total
Maturities of loans:
Commercial and agricultural	$14,232	$10,219	$2,070	$26,521
Real estate construction	3,829	130	21	3,980
	$18,061	$10,349	$2,091	$30,501
Interest sensitivity of loans:
Predetermined rate	$3,695	$10,293	$2,091	$16,079
Variable rate	14,366	56	—	14,422
	$18,061	$10,349	$2,091	$30,501

Investment Securities

The carrying amount and the fair value of the Company’s investment securities and their expected maturities are outlined in the following tables (in thousands):

INVESTMENT SECURITIES ANALYSIS

At December 31,*	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	cost	value	cost	value	cost	value
Government sponsored enterprises	$2,260	$2,261	$8,570	$8,587	$9,478	$9,471
Obligations of state and political subdivisions	72,204	75,436	62,840	63,924	56,947	58,758
Mortgage-backed securities and collateralized mortgage obligations	27,536	28,635	32,117	33,211	28,868	29,510
Corporate debt and certificates of deposit	7,920	7,627	4,616	4,665	1,502	1,548
Equity securities	524	458	541	542	549	611
	$110,444	$114,417	$108,684	$110,929	$97,344	$99,898

*	The analysis shown combines the Company’s securities available for sale and held to maturity. All held-to-maturity securities are included above at their amortized cost.

The following table sets forth the maturity distribution, yield (calculated on the basis of the stated yields to maturity, considering applicable premium or discount) and amortized cost of investment securities available for sale and held to maturity (dollars in thousands):

ANALYSIS BY TYPE AND BY PERIOD TO MATURITY

December 31, 2011	Under 1 year		1-5 years		5-10 years		After 10 years
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Total
Government sponsored enterprises	$2,260	0.94%	$—	0.00%	$—	0.00%	$—	0.00%	$2,260
Obligations of state and political subdivisions – tax exempt (1)	24,570	3.76	22,612	3.21	24,333	3.35	689	4.95	72,204
Mortgage- backed securitiesand collateralized mortgage obligations	11,862	3.99	11,222	4.04	1,297	5.35	3,155	4.89	27,536
Corporate debt and certificate of deposit	1,023	4.34	6,897	3.38	—	0.00	—	0.00	7,920
	$39,715	3.57%	$40,731	3.47%	$25,630	3.45%	$3,844	4.90%	$109,920

[1]	Yields on tax exempt securities have not been stated on a tax equivalent basis.

RESULTS OF OPERATIONS 2010 VERSUS 2009

Net Income

Net income for 2010 of $3.1 million increased 1.5% or $45,000 from 2009. Net interest income after provision for loan losses increased $493,000 or 3.4% to $15.2 million for the year ended December 31, 2010. This increase was comprised of a decrease in interest expense of $1.5 million or 25.3%, from $5.8 million for the year ended December 31, 2009 to $4.4 million for the same period ended December 31, 2010, partially offset by an increase in the provision for loan losses of $1.0 million to $2.3 million for the year ended December 31, 2010. Interest and dividend income increased $11,000 year over year. This was the net effect of an increase in interest earned on tax-exempt securities of $366,000 partially offset by lower earnings on taxable securities in the amount of $296,000. The change in interest income was due to an increase in the amount of higher yielding tax-exempt securities and a decrease in the amount of taxable security holdings. The decrease in interest expense was primarily due to a decrease in interest expense on deposits of $804,000 or 17.6% due to the lower interest rate environment and $679,000 or 52.9% of interest expense on Federal Home Loan Bank borrowings due to reduced borrowing levels during 2010. Non-interest income decreased $584,000 or 18.5% from $3.7 million in 2009 to $3.2 million in 2010 due to a $446,000 decrease in net security gains and a $143,000 decrease in service charges. Non-interest expense increased $265,000 primarily due to a $87,000 increase in foreclosed real estate expense and a $225,000 increase in other non-interest expense. Foreclosed real estate expense increased a net of $87,000 as a result of a $278,000 increase in expenses relating to the ownership of foreclosed real estate partially offset by a decrease of $191,000 in the net loss on sale and revaluation of foreclosed properties. See “Non-Interest Income and Non-Interest Expense” below for further discussion.

Tax Equivalent Interest Income and Interest Expense

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis.

The largest source of income for the Company is net interest income, which represents interest earned on loans, securities and short-term investments, less interest paid on deposits and other interest bearing liabilities. Tax equivalent net interest income of $18.7 million for 2010 represented an increase of 9.9% over 2009. Net interest spread increased 30 basis points to 4.41% in 2010 compared to 4.11% in 2009 due to reduced interest rates on paid on interest bearing liabilities partially offset by lower yields on interest earning assets. Total tax equivalent interest earning net assets increased a net of $2.3 million as a result of a $21.3 million increase in total interest bearing assets partially offset by a decrease in interest bearing liabilities of $19.0 million.

Total tax equivalent interest income for 2010 was $23.0 million, compared to $22.8 million in 2009 with the average yield on assets decreasing from 6.06% in 2009 to 5.78% in 2010. The net increase of $196,000 in 2010 is largely the result of a $551,000 increase in tax equivalent interest income on tax-exempt securities due primarily to an increase of $12.1 million in average balance of tax-exempt securities. This increase was partially offset by a $296,000 decrease in interest on taxable securities, as a result of a 55 basis point reduction in yield as higher-yielding securities were called or matured and replaced with lower-yielding securities, and a $58,000 decrease in interest on loans. Despite average loan balances increasing in all but the installment loan category for a net increase of $8.8 million to $279.2 million from $270.4 million in 2009, combined yields decreased 23 basis points from 6.51% in 2009 to 6.28% in 2010. Loan growth in real estate, fixed rate home equity, and time and demand loans amounted to $6.9 million, $0.5 million and $2.1 million, respectively. The average loan yields on those loans decreased 24 basis points, 24 basis points and 0 basis points, respectively. New lower-yielding loans comprising a greater percentage of total loans resulted in the lower yields. As the variable rate on time and demand loans are tied to the Bank’s prime rate, which has remained constant, the yield on time and demand loans was 4.32% for both years.

Total interest expense in 2010 decreased $1.5 million to $4.4 million from $5.9 million in 2009 primarily as a result of a decrease in average rates paid on total interest bearing liabilities from 1.95% in 2009 to 1.37% in 2010. The average balance of interest bearing liabilities increased $19.0 million from $299.4 million in 2009 to $318.4 million in 2010, an increase of 6.3%. The increase was the result of a $34.6 million increase in average balance of interest bearing deposits, due to sales initiatives which caused customers to retain their funds in the relative safety of bank deposits, partially offset by a $15.6 million decrease in average federal funds purchased and long-term debt. Despite the increase in average interest bearing deposits, total interest expense decreased 58 basis points due to market conditions and the lower-yielding environment. While average time deposits increased $13.8 million, interest paid on these deposits decreased $939,000 or 8.9% due to a 78 basis point reduction in interest rates paid from a yield of 2.63% in 2009 to 1.85% in 2010. Average savings and insured money market deposits increased $16.2 million or 20.3% to $96.0 million for 2010 with a 4 basis point or $124,000 increase in interest expense due to higher average balances despite lower interest rates. The yield on average fixed rate long-term debt decreased 12 basis points to 4.02% due to the maturities of $20.0 million in debt during 2009.

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

Non-Interest Income and Non-Interest Expense

Non-interest income primarily consists of service charges, commissions and fees for various banking services, earnings on bank-owned life insurance and security gains and losses. Total non-interest income of $3,163,000 in 2010 was a decrease of $584,000 over 2009. The bulk of this decrease was due to lower income generated from the sale of securities in the amount of $446,000 and a decrease in service charge income of $143,000. As credit markets stabilized in 2010, fewer securities were sold for gains, resulting in lower profits from those transactions. Service charge income decreased $143,000 or 8.5% to $1,534,000 for the year ended December 31, 2010 as a result of lower overdraft and service charge fees.

Non-interest expense increased by $265,000 or 1.8% to $14.9 million for the year ended December 31, 2010. The increase in total non-interest expense was primarily the result of a $87,000 increase in foreclosed real and a $225,000 or 5.8% increase other non-interest expense to $4.1 million in 2010, partially offset by an $85,000 decrease in salaries and employee benefits, from $8.6 million to $8.5 million in 2010. Foreclosed real estate expense increased $87,000 due to an increase in carrying costs associated with an increased level of foreclosed real estate of $278,000, partially reduced by the net gain on sale and revaluation of foreclosed real estate which increased $191,000 from prior year. Other non-interest expense increased due to the payment of $266,000 in real estate taxes on pre-foreclosed properties to secure the Bank’s interest, an increase of $66,000 in stationery and supplies partially offset by a decrease in FDIC assessment of $118,000 to $682,000 in 2010. Salaries and employee benefits decreased $85,000 primarily due a $245,000 reduction in profit incentive payouts and a $208,000 decrease in benefits, primarily the result of the effect of retirement plan amendments, partially offset by an increase of $398,000 in salaries associated with the opening of two new branches and normal annual increases.

Income Tax Expense

Income tax expense totaled $0.3 million in 2010 versus $0.7 million in 2009. The effective tax rate was approximately 8.3% in 2010 and 18.1% in 2009 as the Bank increased its holdings of tax-exempt securities during 2010. The relatively low effective tax rates in 2010 and 2009 reflect the favorable tax treatment received on tax-exempt interest income and net earnings from bank-owned life insurance.

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

LIQUIDITY

Liquidity is the ability to provide sufficient cash flow to meet financial commitments such as additional loan demand and withdrawals of existing deposits. The Company’s primary sources of liquidity are its deposit base; FHLB borrowings; repayments and maturities on loans; short-term assets, such as federal funds and short-term interest bearing deposits in banks; and maturities and sales of securities available for sale. These sources are available in amounts sufficient to provide liquidity to meet the Company’s ongoing funding requirements. The Bank’s membership in the FHLB of New York enhances liquidity in the form of overnight and 30-day lines of credit of approximately $35.5 million, which may be used to meet unforeseen liquidity demands. The Bank also has the ability to borrow at the Federal Reserve Discount Window which had $3.2 million available in overnight primary credit at December 31, 2011 which is secured by securities held in trust. There were no overnight borrowings at December 31, 2011. The Bank has three separate FHLB term advances totaling $15.0 million at December 31, 2011. The Company also maintains unsecured lines of credit with Atlantic Central Bankers Bank for $7.0 million and $5.0 million with First Tennessee Bank.

In 2011, cash generated from operating activities amounted to $6.5 million, and cash generated from investing activities was $0.7 million. These amounts were offset by cash used for financing activities in the amount of $2.9 million, resulting in a net increase in cash and cash equivalents of $4.3 million. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more and FHLB term advances (in thousands):

MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 OR MORE AND FHLB ADVANCES

At December 31, 2011	Deposits	FHLB Advances
Due three months or less	$21,641	$—
Over three months through six months	15,350	5,000
Over six months through twelve months	12,360	—
Over twelve months	13,983	10,000
	$63,334	$15,000

Management anticipates that most of these maturing deposits will be retained at maturity and that liquidity will be adequate to meet funding requirements.

CAPITAL ADEQUACY

One of management’s primary objectives is to maintain a strong capital position to merit the confidence of depositors, the investing public, bank regulators and stockholders. A strong capital position should help the Company withstand unforeseen adverse developments and take advantage of profitable investment opportunities when they arise. Stockholders’ equity increased $1.9 million or 4.0% in 2011 following an increase of 6.3% in 2010, primarily due to improved accumulated other comprehensive income and net income in 2011.

The Company retained $1.7 million from 2011 net income after the payment of dividends which decreased stockholders’ equity by $2.2 million. In addition, improved accumulated other comprehensive income increased stockholders’ equity by $0.2 million. In accordance with regulatory capital rules, the adjustment for the after tax net unrealized gain or loss on securities available for sale is not considered in the computation of regulatory capital ratios.

As of December 31, 2011, the Bank’s Tier I risk-based capital was 16.4% and total risk-based capital was 17.7% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.7% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

TIER CAPITAL AND RATIOS

As of December 31,	2011	2010
Tier I Capital
Banks’ equity, excluding the after-tax net other comprehensive loss	$46,476	$44,786
Tier II Capital
Allowance for loan losses (1)	$3,557	$3,570
Total risk-based capital	$50,033	$48,356
Risk-weighted assets (2)	$283,369	$284,821
Average assets	$434,113	$430,433
Ratios
Tier I risk-based capital (minimum 4.0%)	16.4%	15.7%
Total risk-based capital (minimum 8.0%)	17.7%	17.0%
Leverage (minimum 4.0%)	10.7%	10.4%

[1]	For Federal Reserve risk-based capital rule purposes, the allowance for loan losses includes allowance for credit losses on off-balance sheet letters of credit and is limited to 1.25% of risk-weighted assets
[2]	Risk-weighted assets have been reduced for the portion allowance of loan losses excluded from total risk-based capital.

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for 2011, 2010, and 2009. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Year Ended December 31,	2011			2010			2009
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
ASSETS
Federal Reserve Bank	$8,103	$20	0.25%	$3,432	$9	0.25%	$—	$—	0.00%
Securities available for sale and held to maturity: (1)
Taxable securities	44,895	1,578	3.51	53,652	1,965	3.66	53,641	2,261	4.22
Tax-exempt securities (2)	70,322	3,787	5.39	61,667	3,516	5.70	49,558	2,965	5.98
Total securities	115,217	5,365	4.66	115,319	5,481	4.75	103,199	5,226	5.06
Short-term investments	51	—	0.05	122	1	0.82	3,187	11	0.35
Loans
Real estate mortgages	199,722	12,370	6.19	200,751	12,754	6.35	193,887	12,778	6.59
Home equity loans	31,248	1,785	5.71	32,386	1,876	5.79	31,922	1,926	6.03
Time and demand loans	28,246	1,277	4.52	27,579	1,192	4.32	25,455	1,100	4.32
Installment and other loans	18,749	1,652	8.81	18,458	1,712	9.28	19,097	1,788	9.36
Total loans (3)	277,965	17,084	6.15	279,174	17,534	6.28	270,361	17,592	6.51
Total interest earning assets	401,336	22,469	5.60	398,047	23,025	5.78	376,747	22,829	6.06
Other non-interest bearing assets	39,517			41,103			38,931
Total assets	$440,853			$439,150			$415,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$44,966	$80	0.18%	$38,376	$96	0.25%	$33,719	$85	0.25%
Savings and insured money market deposit	102,238	419	0.41	95,953	549	0.57	79,783	425	0.53
Time deposits	157,087	2,064	1.31	167,894	3,112	1.85	154,124	4,051	2.63
Total interest bearing deposits	304,291	2,563	0.84	302,223	3,757	1.24	267,626	4,561	1.70
Federal funds purchased and other short-term debt	470	1	0.21	1,154	4	0.35	799	3	0.38
Long-term debt	15,000	604	4.02	15,000	604	4.02	30,986	1,283	4.14
Total interest bearing liabilities	319,761	3,168	0.99	318,377	4,365	1.37	299,411	5,847	1.95
Demand deposits	64,504			64,263			59,631
Other non-interest bearing liabilities	7,547			9,905			12,881
Total liabilities	391,812			392,545			371,923
Stockholders’ equity	49,041			46,605			43,755
Total liabilities and stockholders’ equity	$440,853			$439,150			$415,678

Net interest bearing assets	$81,575			$79,670			$77,336
Net interest income – tax effected		19,301			18,660			16,982
Less: Tax gross up on exempt securities		(1,278)			(1,187)			(1,002)
Net interest income per statements of income		$18,023			$17,473			$15,980
Net interest spread			4.61%			4.41%			4.11%
Net interest margin (4)			4.81%			4.69%			4.51%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]	For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for 2011 as compared to 2010, and 2010 as compared to 2009.

The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	2011 compared to 2010			2010 compared to 2009
	increase (decrease)			increase (decrease)
	due to change in			due to change in
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Federal Reserve Bank	$11	$—	$11	$9	$—	$9
Investment securities and securities available for sale (1)	(5)	(111)	(116)	614	(359)	255
Short-term investments	(1)	—	(1)	(11)	1	(10)
Loans	(153)	(297)	(450)	573	(631)	(58)
Total interest income	(148)	(408)	(556)	1,185	(989)	196
Interest Expense
NOW and Super NOW deposits	16	(32)	(16)	12	(1)	11
Savings and insured money market deposits	36	(166)	(130)	86	38	124
Time deposits	(200)	(848)	(1,048)	362	(1,301)	(939)
Federal funds purchased and other short-term debt	(2)	(1)	(3)	1	—	1
Long-term debt	—	—	—	(662)	(17)	(679)
Total interest expense	(150)	(1,047)	(1,197)	(201)	(1,281)	(1,482)
Net interest income	$2	$639	$641	$1,386	$292	$1,678

[1]	Fully taxable-equivalent basis.

The Company’s operating results are affected by inflation in the long term and government monetary policy in the short term to the extent that interest rates, loan demand and deposit levels adjust to inflation and Federal Reserve Bank policies, and impact net interest income. Management can best counter the effect of inflation over the long term by controlling expenses and government monetary policies in the short term by managing net interest income through asset and liability allocations.

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

The following table shows the projected changes in net interest income from an instantaneous shift in all market interest rates. The projected changes in net interest income are totals for the 12-month period beginning January 1, 2012 and ending December 31, 2012 under instantaneous rate shock scenarios.

INTEREST RATE SENSITIVITY TABLE

(Dollars in thousands)

					Projected
					change in net
				Projected	interest income
		Projected	Projected dollar	percentage	as a percent
Interest Rate		annualized net	change in net	change in net	of total stock-
Shock (1)	Prime rate	interest income	interest income	interest income	holders’ equity
4.00%	7.25%	$17,097	$(1,314)	-7.1%	-17.4%
3.00%	6.25%	$17,482	$(929)	-5.0%	-11.6%
2.00%	5.25%	$17,898	$(513)	-2.8%	-5.4%
1.00%	4.25%	$18,194	$(217)	-1.2%	-1.1%
No change	3.25%	$18,411	—	—	—
-1.00%	2.25%	$18,488	$77	0.4%	-7.9%
-2.00%	1.25%	$18,376	$(35)	-0.2%	-12.1%
-3.00%	0.25%	$18,157	$(254)	-1.4%	-13.4%

[1]	Under an instantaneous interest rate shock, interest rates are modeled to change at once. This is a very conservative modeling technique that illustrates immediate rather than gradual increases or decreases in interest rates.

Many assumptions are embedded within our interest rate risk model. These assumptions are approved by the Asset and Liability Committee and are based upon both management’s experience and projections provided by investment securities companies. Assuming our prepayment and other assumptions are accurate and assuming we take reasonable actions to preserve net interest income, we project that net interest income would decline by $1,314,000 or -7.1% in a +4.00% instantaneous interest rate shock and decrease by $254,000 or -1.4% in a -3.00% instantaneous interest rate shock. As increasing interest rates present more of a risk in the current environment, the Committee adjusted the shock analysis to review interest rate changes upwards to 4.0%. The changes are within our Asset and Liability Policy guideline which limits the maximum projected decrease in net interest income in a +4.00% or -2.00% instantaneous interest rate shock to +/-12% of the Company’s total net interest income.

Our strategy for managing interest rate risk is affected by general market conditions and customer demand. Generally we try to limit the volume and term of fixed-rate assets and fixed-rate liabilities, so that we can adjust them and pricing of assets and liabilities to mitigate net interest income volatility. The Bank purchases investments for the securities portfolio and borrows from the FHLB of NY to offset interest rate risk taken in the loan portfolio. The Bank also offers adjustable rate loan products that change as interest rates change. Approximately 35% of the Bank’s assets at December 31, 2011 were invested in adjustable rate loans.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

Notes to Consolidated Financial Statements

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

The consolidated financial statements contained in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America and, where appropriate, include amounts based upon management’s best estimates and judgments. Management is responsible for the integrity and the fair presentation of the consolidated financial statements and related information.

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

Management performed an assessment of the effectiveness of its internal control over financial reporting in accordance with the COSO framework. As part of this process, consideration was given to the potential existence of deficiencies in either the design or operating effectiveness of controls. Based on this assessment, management believes the internal controls were in place and operating effectively as of December 31, 2011. Furthermore, during the conduct of management’s assessment, no material weaknesses were identified in the financial reporting control system.

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

/s/ John A. Russell

John A. Russell

Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jeffersonville Bancorp

We have audited the accompanying consolidated balance sheets of Jeffersonville Bancorp and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Jeffersonville Bancorp’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffersonville Bancorp and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania

March 29, 2012

Jeffersonville Bancorp and Subsidiary

Consolidated Balance Sheets

(In thousands, except share and per share data)

As of December 31,	2011	2010

ASSETS
Cash and cash equivalents	$11,776	$7,518
Securities available for sale, at fair value	107,428	104,668
Securities held to maturity, estimated fair value of $6,989 at December 31, 2011 and $6,261 at December 31, 2010	6,613	6,021
Loans, net of allowance for loan losses of $4,712 at December 31, 2011 and $4,335 at December 31, 2010	271,926	277,812
Accrued interest receivable	1,797	2,034
Bank-owned life insurance	15,342	15,592
Foreclosed real estate	2,954	1,816
Premises and equipment, net	5,500	5,284
Restricted investments	2,420	2,806
Other assets	7,756	7,236
Total Assets	$433,512	$430,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$61,441	$62,864
NOW and super NOW accounts	45,693	34,502
Savings and insured money market deposits	102,180	98,951
Time deposits	150,395	154,589
Total Deposits	359,709	350,906

Short-term borrowings	—	9,500
Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	9,388	7,883
Total Liabilities	384,097	383,289

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 outstanding at both December 31, 2011 and 2010	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at both December 31, 2011 and 2010	(4,965)	(4,965)
Retained earnings	44,862	43,158
Accumulated other comprehensive income	651	438
Total Stockholders’ Equity	49,415	47,498
Total Liabilities and Stockholders’ Equity	$433,512	$430,787

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Income

(In thousands, except per share data)

For the Year Ended December 31,	2011	2010	2009

INTEREST AND DIVIDEND INCOME
Loan interest and fees	$17,084	$17,534	$17,592
Securities:
Taxable	1,578	1,965	2,261
Tax-exempt	2,509	2,329	1,963
Federal funds sold	20	10	11
Total Interest and Dividend Income	21,191	21,838	21,827

INTEREST EXPENSE
Deposits	2,563	3,757	4,561
Federal Home Loan Bank borrowings	604	604	1,283
Other	1	4	3
Total Interest Expense	3,168	4,365	5,847

Net interest income	18,023	17,473	15,980
Provision for loan losses	2,200	2,300	1,300
Net Interest Income after Provision for Loan Losses	15,823	15,173	14,680

NON-INTEREST INCOME
Service charges	1,494	1,534	1,677
Fee income	993	888	869
Earnings on bank-owned life insurance	471	470	494
Life insurance benefit	111	—	—
Net gain on sale of securities	29	98	544
Other non-interest income	239	173	163
Total Non-Interest Income	3,337	3,163	3,747

NON-INTEREST EXPENSES
Salaries and employee benefits	7,946	8,526	8,611
Occupancy and equipment expenses	2,183	2,072	2,034
Foreclosed real estate expense, net	795	206	119
Other non-interest expenses	3,775	4,121	3,896
Total Non-Interest Expenses	14,699	14,925	14,660

Income before income tax expense	4,461	3,411	3,767
Income tax expense	555	282	683
Net Income	$3,906	$3,129	$3,084

Basic earnings per common share	$0.92	$0.74	$0.73

Average common shares outstanding	4,235	4,235	4,234

Cash dividends declared per share	$0.52	$0.52	$0.52

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

For the Year Ended December 31,	2011	2010	2009

Net Income	$3,906	$3,129	$3,084

Other comprehensive income:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	1,621	(91)	1,396
Reclassification adjustment for net realized gains included in income	(29)	(98)	(544)
Amortization of pension and post retirement liabilities’ gains (losses)	(1,237)	3,365	1,012
	355	3,176	1,864
Income tax expense related to other comprehensive income	(142)	(1,270)	(745)

Other comprehensive income, net of tax	213	1,906	1,119

Comprehensive income	$4,119	$5,035	$4,203

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)

					Accumulated		Common
					other		shares
					compre-	Total	issued
For the years ended	Common	Paid-in	Treasury	Retained	hensive	stockholders’	and
December 31, 2011, 2010 and 2009	stock	capital	stock	earnings	income (loss)	equity	outstanding
Balance at January 1, 2009	$2,384	$6,483	$(4,967)	$41,349	$(2,587)	$42,662	4,234
Net income	—	—	—	3,084	—	3,084
Other comprehensive income	—	—	—	—	1,119	1,119
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2009	2,384	6,483	(4,967)	42,231	(1,468)	44,663	4,234
Net income	—	—	—	3,129	—	3,129
Other comprehensive income	—	—	—	—	1,906	1,906
Treasury stock issued	—	—	2	—	—	2	1
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2010	2,384	6,483	(4,965)	43,158	438	47,498	4,235
Net income	—	—	—	3,906	—	3,906
Other comprehensive income	—	—	—	—	213	213
Cash dividends ($0.52 per share)	—	—	—	(2,202)	—	(2,202)
Balance at December 31, 2011	$2,384	$6,483	$(4,965)	$44,862	$651	$49,415	4,235

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

For the Year Ended December 31,	2011	2010	2009

OPERATING ACTIVITIES:
Net income	$3,906	$3,129	$3,084
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	2,300	1,300
Depreciation and amortization	742	712	627
Net loss on sale of premise and equipment	—	21	8
Net (gain) loss on revaluation and sale of foreclosed real estate	503	(135)	56
Earnings on bank-owned life insurance	(471)	(470)	(494)
Life insurance benefit	(111)	—	—
Net security gains	(29)	(98)	(544)
Deferred income tax (benefit)	(335)	(337)	1,417
(Increase) decrease in accrued interest receivable	237	(80)	(96)
(Increase) decrease in other assets	(407)	830	(2,578)
Increase (decrease) in other liabilities	269	626	(2,042)
Net Cash Provided by Operating Activities	6,504	6,498	738

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	33,496	46,166	39,071
Securities held to maturity	3,507	4,954	2,730
Proceeds from sales of securities available for sale	1,896	2,324	17,724
Purchases:
Securities available for sale	(36,531)	(61,929)	(60,913)
Securities held to maturity	(4,099)	(2,757)	(5,184)
Disbursement for loan originations, net of principal collections	1,531	(6,603)	(12,665)
Proceeds from cash surrender value of bank owned life insurance	832	—	—
Purchase of bank owned life insurance	—	(500)	—
Purchase of restricted investments	(484)	(1,657)	(1,023)
Redemption of restricted investments	870	1,211	2,117
Net purchases of premises and equipment	(958)	(997)	(1,343)
Proceeds from sales of foreclosed real estate	593	1,685	164
Net Cash Provided by (Used in) Investing Activities	653	(18,103)	(19,322)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	8,803	(1,299)	55,481
Repayments of Federal Home Loan Bank borrowings	—	—	(20,000)
Net increase (decrease) in short-term borrowings	(9,500)	9,288	(10,312)
Cash dividends paid	(2,202)	(2,202)	(2,202)
Net Cash Provided by (Used in) Financing Activities	(2,899)	5,787	22,967
Net Increase (Decrease) in Cash and Cash Equivalents	4,258	(5,818)	4,383
Cash and Cash Equivalents at Beginning of Year	7,518	13,336	8,953
Cash and Cash Equivalents at End of Year	$11,776	$7,518	$13,336

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$3,231	$4,470	$6,022
Cash paid for income taxes	682	101	221
Transfer of loans to foreclosed real estate	2,155	1,910	339

See accompanying notes to consolidated financial statements.

Jeffersonville Bancorp and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

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

The Parent Company is a bank holding company whose principal activity is the ownership of all outstanding shares of the Bank’s stock. The Bank is a commercial bank providing community banking services to individuals, small businesses, and local municipal governments primarily in Sullivan County, New York. Management makes operating decisions and assesses performance based on an ongoing review of the Bank’s community banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

The consolidated financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to near-term change include the allowance for loan losses, the evaluation of other than temporary impairment of investment securities and the assets, liabilities and expenses associated with benefit plans which are described below. Actual results could differ from these estimates.

For purposes of the consolidated statements of cash flows, the Company considers cash, due from banks, and federal funds sold, if any, to be cash equivalents. These reclassifications, if any, had no impact on net income or stockholders equity.

Reclassifications have been made to prior years’ consolidated financial statements whenever necessary to conform to the current year’s presentation.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of these consolidated financial statements included herein.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and are stated at amortized cost. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value. Net unrealized gains or losses on securities available for sale are reported (net of income taxes) in stockholders’ equity as accumulated other comprehensive income. Restricted investments, which are nonmarketable equity securities, are carried at cost.

Gains and losses on sales of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The amortization of premium and accretion of discount on debt securities is calculated using the level-yield interest method to the earlier of the call date or maturity date.

A security is considered impaired when its amortized cost basis exceeds its fair value at the balance sheet date. All securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether the impairment is other-than-temporary. To determine whether an impairment is other-than-temporary, management utilizes criteria such as the reasons underlying the impairment, and the magnitude and duration of the impairment. The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment. This guidance specifies that (a) if an entity does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the security. In addition, the total impairment for debt securities is separated into the amount of the impairment related to (a) credit loss and (b) the amount of the impairment related to all other factors, such as interest rate changes. The amount of credit loss, if any, is calculated as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of a security. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income. No impairment charge was recognized during the years ended December 31, 2011, 2010, or 2009. For further discussion see Note 3.

Loans

Loans are stated at unpaid principal balances, less deferred loan fees and costs, and the allowance for loan losses. Deferred loan fees and costs are accreted into income using a level-yield interest method. Interest income is recognized on the accrual basis of accounting. When, in the opinion of management, the collection of interest or principal is in doubt, the loan is classified as nonaccrual. Except for residential mortgages that are well secured (loan to value 60% or less) and in the process of collection, loans past due more than 90 days are classified as nonaccrual. Thereafter, no interest is recognized as income until it is received in cash, and the loan’s collateral is adequate to support both the interest recognized and the loan balance, or until the borrower demonstrates the ability to make scheduled payments of interest and principal, and the loan has remained current for a period of at least six months. For further discussion see Note 5.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectability of all or a portion of the principal is unlikely. Recoveries of loans previously charged off are credited to the allowance when realized.

A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all principal and interest contractually due. Impaired loan disclosures and classification apply to loans that are individually evaluated for collectability in accordance with the Company’s ongoing loan review procedures, principally commercial mortgage loans and commercial loans. Smaller balance, homogeneous loans, which are collectively evaluated, such as consumer and residential mortgage loans, are specifically excluded from the classification of impaired loans. Impaired loans are measured based on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) the loan’s observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. Impairment for a majority of the Company’s impaired loans is based on the value of the underlying collateral. If the approach used results in a measurement that is less than an impaired loan’s recorded investment, an impairment loss is recognized as part of the allowance for loan losses.

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

Bank-Owned Life Insurance

The investment in bank-owned life insurance, which covers certain officers of the Bank, is carried at the policies’ cash surrender value. Additional investments are initially recorded at cost. Increases in the cash surrender value of bank-owned life insurance, net of premiums paid, are included in non-interest income. Liabilities and related compensation costs for employees that are not limited to the employee’s active service period are recognized according to ASC Topic 715 Compensation-Retirement Benefits.

The Company follows accounting guidance for deferred compensation and postretirement aspects of endorsement and split dollar life insurance arrangements. This guidance applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance policies, and requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.

Foreclosed Real Estate

Foreclosed real estate consists of properties acquired through foreclosure or voluntary forfeiture and is stated on an individual-asset basis at fair value less estimated costs to sell at initial foreclosure, establishing a new cost basis. When a property is acquired, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses. If necessary, subsequent write downs to reflect further declines in fair value are included in non-interest expense. Fair value estimates are based on independent appraisals and other available information. While management estimates losses on foreclosed real estate using the best available information, such as independent appraisals, future write downs may be necessary based on changes in real estate market conditions, particularly in Sullivan County, and the results of regulatory examinations. Operating costs associated with the properties are charged to expense as incurred and any rental income received from these properties is recognized as foreclosed real estate income in the period collected.

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

Restricted Investments

Included in restricted investments are nonmarketable trust preferred stock and equity securities carried at cost. As a member institution of the Federal Home Loan Bank of New York (“FHLB”), Federal Reserve Bank and other institutions, the Bank is required to hold a certain amount of these equity stocks. For further discussion see Note 4.

Advertising Costs

Advertising costs are expensed as incurred and are included in other expenses.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities reported in the consolidated financial statements and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that all or a portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the benefit of a tax position in the financial statements only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For these analyses, the Company may engage attorneys to provide opinions related to the positions. The Company applies this policy to all tax positions for which the statute of limitations remains open. There are no uncertain tax positions that materially impact the Company’s consolidated balance sheet or statement of operations. The Company records any interest and penalties related to uncertain tax positions in income tax (benefit) expense in the consolidated statement of operations in the year assessed. For further discussion see Note 10.

Earnings per Common Share

The Company has a simple capital structure. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

Recent Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”) and is being worked on in a joint project with the Financial Accounting Standards board (FASB). The joint project currently has several items out in Exposure Drafts of which the proposed provisions for accounting for leases may impact the Company. At this time the impact of the proposed lease accounting would be to treat qualifying leased property as a right-of-use asset and a liability representing an obligation to make lease payments. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and it will continue to monitor the development of the potential implementation of IFRS.

In May 2011, FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The FASB and International Accounting Standards Board have committed to creating a common set of high quality global accounting standards. To this end, the Boards’ developed common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS which will improve the comparability in financial statements prepared in accordance with either U.S. GAAP or IFRS. The amendments in this update explain how to measure fair value but do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The guidance in this ASU is effective for periods beginning after December 15, 2011. The Company is currently reviewing the impact of this ASU on its consolidated statements of financial position, income and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2)	Cash and Due From Banks

The Bank is required to maintain certain reserves in the form of vault cash and/or deposits with the Federal Reserve Bank (FED). The amount of this reserve requirement, which is included in cash and due from banks, was $209,000 at December 31, 2011 and $242,000 at December 31, 2010. Cash and due from banks includes interest earning deposits at the FED which earn interest on balances in excess of the Banks’ reserve requirement. The interest earning balance at the FED was $4.0 million and $653,000 at December 31, 2011 and December 31, 2010, respectively.

(3)	Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at December 31 are as follows (in thousands):

December 31, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$2,260	$1	$—	$2,261
Obligations of states and political subdivisions – New York State	65,591	2,856	—	68,447
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	27,536	1,119	(20)	28,635
Corporate debt – financial services industry	7,822	7	(300)	7,529
Certificates of deposit – financial services industry	98	—	—	98
	103,307	3,983	(320)	106,970
Equity securities – financial services industry	524	6	(72)	458
Total securities available for sale	$103,831	$3,989	$(392)	$107,428

Securities Held to Maturity – Obligations of states and political subdivisions	$6,613	$376	$—	$6,989

December 31, 2010	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$8,570	$105	$(88)	$8,587
Obligations of states and political Subdivisions – New York State	56,819	1,120	(276)	57,663
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	32,117	1,130	(36)	33,211
Corporate debt – financial services industry	4,518	49	—	4,567
Certificates of deposit – financial services industry	98	—	—	98
	102,122	2,404	(400)	104,126
Equity securities – financial services industry	541	11	(10)	542
Total securities available for sale	$102,663	$2,415	$(410)	$104,668

Securities Held to Maturity – Obligations of states and political subdivisions	$6,021	$240	$—	$6,261

Included in securities available for sale are Government Sponsored Enterprises including securities of the Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”), Government National Mortgage Association (GNMA or “Ginnie Mae”), and Federal National Mortgage Association (FNMA or “Fannie Mae”). FHLB, FHLMC, and FNMA securities are not backed by the full faith of the U.S. government. Substantially all mortgage-backed securities and collateralized mortgage obligations consist of residential mortgage securities and are securities guaranteed by Ginnie Mae, Freddie Mac, or Fannie Mae. Obligations of state and political subdivisions are general obligation and revenue bonds of New York State municipalities, agencies, and authorities. General obligation bonds must have a nationally recognized statistical rating organization (NRSRO) investment grade rating in the top four categories (S&P “BBB-” or higher). Revenue bonds must have an NRSRO rating in the top three categories (S&P “A” or higher). Corporate debt securities are comprised of bonds with an NRSRO rating in the top four investment grades (S&P “BBB-” or higher).

The contractual terms of the government sponsored enterprise securities and the obligations of state and political subdivisions require the issuer to settle the securities at par upon maturity of the investment. The contractual cash flows of the mortgage-backed securities and collateralized mortgage obligations are guaranteed by various government agencies or government sponsored enterprises such as FHLMC, FNMA, and GNMA.

Securities held to maturity consist of obligations of state and political subdivisions which are general obligation bonds of municipalities local to the Company and are typically not rated by the NRSRO. In accordance with federal regulations, the Company performs an analysis of the finances of the municipalities to determine that the bonds are the credit equivalent of investment grade bonds.

Proceeds from sale, gross gains and gross losses realized on sales of securities available for sale were as follows for the years ended December 31 (in thousands). There were no sales of securities held to maturity during the years ended December 31, 2011, 2010, or 2009.

Net Security Gains	2011	2010	2009
Gross proceeds	$1,896	$2,324	$17,724

Gross realized gains	$29	$102	$545
Gross realized losses	—	(4)	(1)
Net gain on sale of securities	$29	$98	$544

The amortized cost and estimated fair value of securities available for sale and held to maturity at December 31, 2011, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Securities Available for Sale	cost	fair value
Within one year	$24,895	$25,156
One to five years	27,191	27,837
Five to ten years	23,685	25,342
Over ten years	—	—
	75,771	78,335
Mortgage-backed securities	27,536	28,635
Equity securities	524	458
	$103,831	$107,428

	Amortized	Estimated
Securities Held to Maturity	cost	fair value
Within one year	$2,957	$3,022
One to five years	2,318	2,478
Five to ten years	649	707
Over ten years	689	782
	$6,613	$6,989

Securities available for sale with an estimated fair value of $64,890,000, and $42,282,000 at December 31, 2011 and 2010 respectively, were pledged to secure public funds on deposit and for other purposes.

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position and then details by investment category the number of instruments aggregated with their gross unrealized losses and fair values at December 31, 2011 and 2010 (dollars in thousands):

	Less than 12 months			12 months or more			Total
December 31, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	3	$2,166	$20	—	—	—	3	$2,166	$20
Corporate debt – financial services industry	7	6,526	300	—	—	—	7	6,526	300
Total debt securities	10	8,692	320	—	—	—	10	8,692	320
Equity securities – financial services industry	4	325	72	—	—	—	4	325	72
Total securities available for sale	14	$9,017	$392	—	$—	$—	14	$9,017	$392

	Less than 12 months			12 months or more			Total
December 31, 2010		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Government Sponsored Enterprises	3	$2,433	$88	—	$—	$—	3	$2,433	$88
Obligations of state and political subdivisions – NY State	68	12,389	276	—	—	—	68	12,389	276
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	6	4,655	36	—	—	—	6	4,655	36
Total debt securities	77	19,477	400	—	—	—	77	19,477	400
Equity securities – financial services industry	3	313	10	—	—	—	3	313	10
Total securities available for sale	80	$19,790	$410	—	$—	$—	80	$19,790	$410

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. All of the Company’s investment securities classified as available for sale or held to maturity are evaluated for OTTI. Securities identified as other-than-temporarily impaired are written down to their current fair market value. For debt and equity securities that are intended to be sold, or that management believes will more-likely-than-not be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. An impairment charge will also be recorded if there is credit related loss regardless of whether or not there is the intent to sell the securities. There are numerous factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. Indicators of a possible credit loss include, but are not limited to: the failure of the issuer of the security to make scheduled interest or principal payments; any changes to the rating of the security by a rating agency; additional declines in fair value after the balance sheet date. In determining whether a credit loss exists, the Company uses its best estimate of the present value of cash flows expected to be collected from the debt security by discounting the expected cash flows at the effective interest rate implicit in the security at the date of acquisition. The deficiencies between the present value of the cash flows expected to be collected and the amortized cost basis of a security is considered to be the credit loss. Once an impairment is determined to be other-than-temporary, the impairment related to credit loss, if any, is charged to income and the amount of the impairment related to all other factors is recognized in other comprehensive income.

As of December 31, 2011, management believes that none of the unrealized losses on debt securities at December 31, 2011 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. Therefore, no impairment was recognized on these securities. As there was no credit loss, no impairment charge was recorded for the year ended December 31, 2011 or for the year ended December 31, 2010. Management believes the unrealized losses related to the four equity securities held at December 31, 2011 do not represent other-than-temporary impairment as losses are believed to be due to market fluctuations and not credit concerns with regard to the issuers.

(4)	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank, and trust preferred stock. The trust preferred stock represents the Bank’s investment in the Sullivan County Senior Housing partnership and cannot be sold to a third party. The stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. The trust preferred stock is evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock in 2011 or 2010. The investment in the stock of the correspondent banks totaled $210,000 as of December 31, 2011 and 2010. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of December 31, 2011 and 2010, our FHLB stock totaled $1,210,000 and $1,596,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities in 2011, 2010, or 2009. Our evaluation of the factors described above, in future periods, could result in the recognition of impairment charges on FHLB stock.

(5)	Loans

The major classifications of loans are as follows at December 31 (in thousands):

Loans, Net	2011	2010
Commercial
Commercial real estate loans:
Commercial mortgage	$94,799	$99,606
Farm land	6,336	4,551
Construction	1,873	821
Total commercial real estate loans	103,008	104,978
Other commercial loans:
Commercial loans	24,715	25,864
Agricultural loans	1,806	878
Total other commercial loans	26,521	26,742
Total commercial loans	129,529	131,720
Consumer
Consumer real estate loans:
Residential mortgage	107,316	108,397
Home equity	31,081	31,968
Construction	2,107	2,304
Total residential real estate loans	140,504	142,669
Other consumer loans:
Consumer installment loans	5,250	6,375
Other consumer loans	1,355	1,383
Total other loans	6,605	7,758
Total consumer loans	147,109	150,427
Total gross loans	276,638	282,147
Allowance for loan losses	(4,712)	(4,335)
Total loans, net	$271,926	$277,812

Included in the above loan amounts are deferred loan fees and origination costs of $313,000 and $661,000 as of December 31, 2011 and 2010, respectively.

The Company originates consumer and commercial loans primarily to borrowers in Sullivan County, New York. A substantial portion of the loan portfolio is secured by real estate properties located in that area. The ability of the Company’s borrowers to make principal and interest payments is dependent upon, among other things, the level of overall economic activity and the real estate market conditions prevailing within the Company’s concentrated lending area.

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

Information on nonperforming loans is summarized as follows at December 31 (in thousands):

		Commercial	Commercial	Residential	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate	Other
December 31, 2011:
Nonaccrual loans	$7,950	$5,221	$1,109	$1,477	$143
Trouble debt restructures	1,132	412	106	614	—
Total nonaccrual loans	9,082	5,633	1,215	2,091	143
Loans past due 90 days or more and still accruing interest	1,148	135	8	1,004	1
Total nonperforming loans	$10,230	$5,768	$1,223	$3,095	$144

December 31, 2010:
Nonaccrual loans	$11,399	$9,150	$1,310	$939
Loans past due 90 days or more and still accruing interest	1,091	143	33	915
Total nonperforming loans	$12,490	$9,293	$1,343	$1,854

There were no nonperforming loans in the consumer installment class at December 31, 2011. There were no nonperforming loans in the consumer installment or other classes at December 31, 2010.

The nonaccrual loan income recognition policy of the Bank is that interest is not recognized as income until it is received in cash and the loan’s collateral is adequate to support both the interest recognized plus the loan balance, or until the borrower demonstrates the ability to make scheduled payments of interest and principal and the loan has remained current for a period of at least six months. Until such time, these cash payments are applied to the principal balance of the loan.

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans, including trouble debt restructurings, as of December 31, 2011 and December 31, 2010 and their effect on interest income for the periods then ended (in thousands).

		Commercial	Commercial	Residential
Impaired Loans	Total Loans	Real Estate	Other	Real Estate
2011:
Unpaid principal balance	$9,513	$7,328	$1,416	$769
Recorded investment	8,147	6,271	1,201	675
Average balance	11,493	9,238	1,491	764
Interest income:
Interest contractually due at original rates	521	416	100	5
Interest income recognized	280	191	45	44

Impaired loans:
Loans with no allowance	$6,342	$4,978	$689	$675
Loans with an allowance recorded	1,805	1,293	512	—
Related specific allowance	$328	$205	$123	$—
2010:
Unpaid principal balance	$11,806	$10,332	$1,474
Recorded investment	10,216	8,906	1,310
Average balance	12,448	11,003	1,445
Interest income:
Interest contractually due at original rates	750	701	49
Interest income recognized	229	178	51

Impaired loans:
Loans with no allowance	$6,407	$5,702	$705
Loans with an allowance recorded	3,809	3,204	605
Related specific allowance	$831	$608	$223

		Commercial	Commercial	Residential
Impaired Loans, continued	Total Loans	Real Estate	Other	Real Estate
2009:
Unpaid principal balance	$11,575	$9,708	$1,867
Recorded investment	11,421	9,561	1,860
Average balance	12,802	11,410	1,392
Interest income:
Interest contractually due at original rates	757	728	29
Interest income recognized	162	153	9

Impaired loans:
Loans with no allowance	$7,831	$6,871	$960
Loans with an allowance recorded	3,590	2,690	900
Related specific allowance	$862	$762	$100

Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are disclosed below as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011				December 31, 2010
		Pre-Mod-	Post-Mod-			Pre-Mod-	Post-Mod-
		ification	ification	Current		ification	ification	Current
Trouble Debt		Recorded	recorded	recorded		recorded	recorded	recorded
Restructure	No.	investment	investment	investment	No.	investment	investment	investment
Commercial:
Real estate	2	$417	$430	$412	—	$—	$—	$—
Commercial loans	1	110	119	106	—	—	—	—
Consumer:
Real estate	3	580	649	614	—	—	—	—

As a result of adopting the amendments in Accounting Standards Update (“ASU”) No. 2011-02 Receivables (Topic 310), “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” the bank reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The bank had no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU 2011-02.

A loan is classified as a troubled debt restructuring (“TDR”) when a concession that the Bank would not otherwise have considered is granted to a borrower experiencing financial difficulty. Most of the Bank’s TDRs involve the restructuring of loan terms to reduce the total payment amount in order to assist those borrowers who are experiencing temporary financial difficulty. In a TDR, the Bank may also increase loan balances for unpaid interest and fees or acquire additional collateral to secure its position. As of December 31, 2011, the Bank allocated $39,000 in specific reserves on TDRs with a recorded investment of $106,000 and has charged off $26,000 to borrowers whose loan terms have been modified as TDRs. At December 31, 2011, the Bank had a total of $1,026,000 in TDRs which did not require a specific reserve. The Bank did not have any TDRs as of December 31, 2010. The specific reserve component was determined by using fair value of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The Bank has not committed to lend any funds to customers whose loans are classified as a TDR as of December 31, 2011. The Bank evaluates TDRs that are over 60 days past due to determine whether or not they are in default. However, all TDRs over 90 days past due are reported as “in default." At December 31, 2011 and 2010, there were no TDRs considered to be in default.

Loan Credit Quality Information

The Bank’s management and board of directors are actively engaged in the underwriting and monitoring of loans. Loans are underwritten and reviewed in conjunction with a board of directors’ approved loan credit policy with the balanced goal of maintaining underwriting, documentation, and review standards with satisfactory interest income and minimal credit losses. Loans are reviewed and approved at various levels depending upon the amount of credit exposure including: board of directors, board loan committee, senior loan committee, and individual officer level. At underwriting, consumer loan approval is based upon an independent analysis of the applicant’s financial strength. Commercial loans are underwritten and reviewed consistent with the Bank’s loan credit policy. The Bank monitors the commercial loan portfolio based upon a board of directors approved loan review and risk identification policy. The policy dictates the process for internal loan risk identification, periodic annual review of larger commercial loan relationships, and external loan review.

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

At underwriting, all unsecured commercial loans in excess of $10,000 and secured commercial loans in excess of $25,000 are assigned a risk rating in conformity with the loan review and risk identification policy. All commercial loans with aggregate relationship exposure of $100,000 or more are required to be reviewed annually. The analysis is compared to any financial covenants to ensure conformity. If the analysis reveals non-conformity, the applicable lending officer or loan committee may recommend corrective action including a revised loan risk rating, non-renewal of lines of credit, reduction in lines of credit, or collection action. Once a loan is underwritten, the risk rating is updated if the lending officer notes either positive or negative characteristics in the loan.

The Bank has a loan rating system that ranges from “Pass” to “Loss” based upon the commensurate severity of credit risk. “Pass” rated loans are generally loans to un-leveraged borrowers with strong liquidity, available cash flow to service debt obligations, and the ability to make payments as agreed. “Pass watch” loans are stronger than loans in the special mention category, as discussed below, but would not fall in the “Pass” category for reasons such as the following: the loans are to financially strong individuals not meeting agreed upon repayment programs, are unseasoned smaller loans, or have excessive vulnerability to competition or other dependencies. Special mention loans currently have a protected credit position but are potentially weak. These loans have relatively minor credit risk; however, in light of circumstances, they constitute undue and unwarranted risks, but not to the point of justifying a classification of substandard. The loan may have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s credit position at some future date. Substandard loans have a well-defined weakness that jeopardizes the liquidity of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have all the weaknesses inherent in a loan classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the assets, the loan’s classification as a loss is deferred until its more exact status may be determined. Loans which become “Loss” rated are fully charged off as they are considered uncollectible. Their continuance as bankable assets is no longer warranted and are therefore excluded below. Loans that are non-reviewed on an ongoing basis are consumer loans and small balance commercial loans which pose less of a credit risk.

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and category for the years ended December 31 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other
December 31, 2011:
Pass	$49,110	$37,683	$11,427
Pass watch	49,170	38,391	10,779
Special mention	8,408	7,197	1,211
Substandard	21,495	19,209	2,286
Doubtful	190	142	48
Non-reviewed	148,265	386	770	$140,504	$5,250	$1,355
Total	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355

December 31, 2010:
Pass	$45,078	$33,538	$11,540
Pass watch	53,754	43,046	10,708
Special mention	6,008	5,026	982
Substandard	24,640	22,694	1,946
Doubtful	831	429	402
Non-reviewed	151,836	245	1,164	$142,669	$6,375	$1,383
Total	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383

The following table illustrates the aging of past due loans by category for the years ended December 31 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing

2011:
Commercial real estate	$1,858	$1,736	$3,250	$6,844	$96,164	$103,008	$135
Residential real estate	3,700	2,210	1,335	7,245	133,259	140,504	1,004
Commercial other	435	203	131	769	25,752	26,521	8
Consumer installment	121	103	145	369	4,881	5,250	1
Other consumer	5	—	—	5	1,350	1,355	—
Total	$6,119	$4,252	$4,861	$15,232	$261,406	$276,638	$1,148

2010:
Commercial real estate	$4,333	$890	$6,837	$12,060	$92,918	$104,978	$143
Residential real estate	2,840	1,946	1,723	6,509	136,160	142,669	915
Commercial other	176	67	95	338	26,404	26,742	33
Consumer installment	107	260	—	367	6,008	6,375	—
Other consumer	4	—	—	4	1,379	1,383	—
Total	$7,460	$3,163	$8,655	$19,278	$262,869	$282,147	$1,091

As of December 31, 2011 and 2010, nonaccrual loans included $5.4 million and $3.8 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

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

Special mention and substandard pool rates are determined by the greater of the Bank’s average historical loss rolling average of the prior eight quarters or the weighted three-year average loss percentages. The method used in this calculation collects all commercial loans from one year ago, observes their status and rating at the current time, and computes the average loss for these rating categories by comparing the losses experienced by those particular loans to the loans in the different rating categories from one year ago. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

The commercial portfolio segment is comprised of commercial real estate and other commercial loans. This segment is subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that reduce business and consumer spending leading to a loss of revenue, concentrations of credit in business categories that are disproportionately impacted by current economic conditions, the quality of the Bank’s loan review system and its ability to identify potential problem loans, and the availability of acceptable new loans to replace maturing, amortizing, and refinanced loans. In addition, risks specific to commercial mortgages and secured commercial loans would include economic conditions that lead to declines in property and other collateral values. Prior to applying the allowance pool rate, commercial real estate and other commercial loans in nonaccrual status or those with a minimum substandard rating and loan relationships of $500,000 or more and all trouble debt restructures (“TDR”) are individually considered for impairment. Loans that are considered individually for impairment and not determined to be impaired are returned to their original pools for allowance purposes. If a loan is determined to be impaired, it is evaluated under guidance which dictates that a creditor shall measure impairment based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. If the measure of the impaired loan, such as the collateral value, is less than the recorded investment in the loan, a specific reserve is established in the allowance for loan losses. An uncollectible loan is charged off after all reasonable means of collection are exhausted and the recovery of the principal through the disposal of the collateral is not reasonably expected to cover the costs. Commercial real estate and other commercial loans with an original principal balance under $10,000 for unsecured loans or under $25,000 for secured loans are also not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools.

The consumer portfolio segment is comprised of consumer real estate, consumer installment, and other consumer loans. This segment is also subject to all of the risk factors considered in management’s assessment of the allowance. Examples of specific risks applicable to the entire segment include changes in economic conditions that increase unemployment which reduces a consumer’s ability to repay their debt, changes in legal and regulatory requirements that make it more difficult to originate new loans and collect on existing loans, and competition from non-local lenders who originate loans in the Bank’s market area at lower rates than the Bank can profitably offer. In addition, risks specific to residential mortgages and secured consumer loans would include economic conditions that lead to declines in property and other collateral values. Residential real estate, consumer installment, and other consumer loans are considered homogenous pools and are generally not individually considered for impairment. Instead, the appropriate allowance pool rate is applied to the aggregate balance of these pools. The other portfolio segment is comprised primarily of check-loans and loans in-process. These loans are considered homogenous pools and are not individually considered for impairment. A pool rating is applied to the aggregate balance of these pools. Loans restructured under a trouble debt restructuring are individually evaluated for impairment.

The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available, or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in generally accepted accounting principles or other factors.

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the years ended December 31 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
December 31, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(1,943)	(1,404)	(129)	(223)	(80)	(107)	—
Recoveries	120	10	13	7	51	39	—
Provision	2,200	1,880	51	247	(7)	68	(39)
Ending balance December 31	$4,712	$2,646	$557	$1,244	$70	$61	$134
Ending balance as related to loans:
Evaluated collectively [general reserve]	$4,384	$2,441	$434	$1,244	$70	$61	$134
Evaluated individually [specific reserve]	328	205	123	—	—	—	—

Total loans	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355
Loans evaluated for impairment
Loans evaluated collectively	268,491	96,737	25,320	139,829	5,250	1,355
Loans evaluated individually	8,147	6,271	1,201	675	—	—

		Commercial		Consumer
Allowance for Loan Losses, continued	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
December 31, 2010:
Beginning balance January 1	$3,988	$1,799	$561	$1,249	$132	$55	$192
Charge-offs	(2,109)	(1,458)	(254)	(220)	(89)	(88)	—
Recoveries	156	—	51	3	47	55	—
Provision	2,300	1,819	264	181	16	39	(19)
Ending balance December 31	$4,335	$2,160	$622	$1,213	$106	$61	$173
Ending balance as related to loans:
Evaluated collectively [general reserve]	$3,504	$1,552	$399	$1,213	$106	$61	$173
Evaluated individually [specific reserve]	831	608	223	—	—	—	—

Total loans	$282,147	$104,978	$26,742	$142,669	$6,375	$1,383
Loans evaluated for impairment
Loans evaluated collectively	271,931	96,072	25,432	142,669	6,375	1,383
Loans evaluated individually	10,216	8,906	1,310	—	—	—

December 31, 2009:
Beginning balance January 1	$3,170	$1,327	$596	$895	$113	$54	$185
Charge-offs	(648)	—	(301)	(95)	(150)	(102)	—
Recoveries	166	—	25	3	74	64	—
Provision	1,300	472	241	446	95	39	7
Ending balance December 31	$3,988	$1,799	$561	$1,249	$132	$55	$192
Ending balance as related to loans:
Evaluated collectively [general reserve]	$3,126	$1,037	$461	$1,249	$132	$55	$192
Evaluated individually [specific reserve]	862	762	100	—	—	—	—

Total loans	$279,407	$103,982	$26,917	$140,354	$6,752	$1,402
Loans evaluated for impairment
Loans evaluated collectively	267,986	94,421	25,057	140,354	6,752	1,402
Loans evaluated individually	11,421	9,561	1,860	—	—	—

There are no commitments to lend additional funds on the above noted non-performing loans. Management has determined that the majority of these non-performing loans remain well collateralized. Based on its comprehensive analysis of the loan portfolio, and since the Company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

(6)	Premises and Equipment

The major classifications of premises and equipment were as follows at December 31 (in thousands):

Premises and Equipment, Net	2011	2010
Land	$1,100	$1,057
Buildings and improvements	7,350	6,563
Furniture and fixtures	339	337
Equipment	4,210	4,191
Total premises and equipment	12,999	12,148
Less accumulated depreciation and amortization	(7,499)	(6,864)
Premises and equipment, net	$5,500	$5,284

Depreciation and amortization expense was $742,000, $712,000, and $627,000 in 2011, 2010, and 2009, respectively.

The Company purchased a previously leased location in White Lake during 2011.The Company’s three remaining leases are for branch locations in Callicoon, Wal*Mart, and Wurtsboro expire in 2012, 2014, and 2020, respectively. A renewal options exists for Callicoon for an additional 15 years. Total rent expense for the years ended December 31, 2011, 2010, and 2009 was $126,000, $123,000 and $81,000, respectively. The Company’s contractual obligation on future minimum lease payments as of December 31, 2011, is as follows (in thousands):

Future Minimum Lease Payments, for the years ending:
2012	$82
2013	74
2014	61
2015	24
2016	24
2017 and thereafter	79
$344

(7) Time Deposits

The following is a summary of time deposits at December 31, 2011 by remaining period to contractual maturity (in thousands):

Time Deposits Maturing:
Within one year	$113,890
One to two years	20,834
Two to three years	6,522
Three to four years	5,267
Four to five years	3,882
Over five years	—
Total time deposits	$150,395

Time deposits of $100,000 or more totaled $63,334,000 and $64,510,000 at December 31, 2011 and 2010, respectively. Interest expense related to time deposits over $100,000 was $833,000, $1,216,000 and $1,471,000 for 2011, 2010 and 2009, respectively.

(8) Short-Term Borrowings

There were no short-term borrowings as of December 31, 2011. Short-term borrowings at December 31, 2010 are primarily comprised of secured overnight Federal Home Loan Bank (FHLB) borrowings. At December 31, 2011, the Bank maintained unsecured lines of credit with Atlantic Central Bankers Bank for $7.0 million and First Tennessee Bank for $5.0 million. The Bank has access to a primary credit line with the Federal Reserve Discount Window (Discount Window) which is collateralized by securities held in trust. The maximum borrowing capacity at the Discount Window was $3.2 million as of December 31, 2011. The Bank, as a member of the FHLB, has access to a line of credit program with a maximum borrowing capacity of $35.5 million as of December 31, 2011 which is collateralized by mortgage loans and FHLB stock. During 2011, the maximum month-end balance of short-term borrowings was $0.4 million, the average balance was $0.5 million, and the average interest rate was 0.36%. There were $9.1 million in FHLB overnight borrowings at December 31, 2010 at a rate of 0.40%. During 2010, the maximum month-end balance was $9.1 million, the average balance was $0.9 million, and the average interest rate was 0.46%. Short-term borrowings at December 31, 2010 also included demand notes of $400,000.

(9)	Federal Home Loan Bank Long-Term Borrowings

The following is a summary of FHLB borrowings or fixed rate advances by maturity date at December 31 (dollars in thousands):

	2011		2010
FHLB Maturities	Amount	Rate	Amount	Rate
Maturing in 2012	$5,000	3.79%	$5,000	3.79%
Maturing in 2013	10,000	4.14	10,000	4.14
Total	$15,000	4.02%	$15,000	4.02%

Borrowings are secured by the Bank’s investment in FHLB stock and by a blanket security agreement. This agreement requires the Bank to maintain as collateral certain qualifying assets (principally residential mortgage loans) not otherwise pledged. The carrying value of the total qualifying residential mortgage loan and security collateral at December 31, 2011 and 2010 was $50.5 million and $55.5 million, respectively, which satisfied the collateral requirements of the FHLB.

(10) Income Taxes

Income taxes for the years ended December 31 consisted of the following (in thousands):

Income Tax Expense (Benefit)	2011	2010	2009
Current:
Federal	$753	$559	$(791)
State	137	60	57
Deferred	(335)	(337)	1,417
Total	$555	$282	$683

The current federal tax benefit for the year ended December 31, 2009 was the result of a net operating loss (“NOL”) income tax carryback which arose primarily due to the loss on the sale of Federal Home Loan Mortgage Corporation (FHLMC or “Freddie Mac”) preferred stock.

Items creating the differences between income tax expense and taxes computed by applying the statutory Federal tax rate of 34% to income before income taxes are as follows (dollars in thousands):

	2011		2010		2009
Income Tax Expense	Amount	%(1)	Amount	%(1)	Amount	%(1)
Tax at statutory rate	$1,517	34%	$1,160	34%	$1,281	34%
State taxes, net of Federal tax benefit	61	1	32	1	192	5
Tax-exempt interest and dividends	(850)	(19)	(780)	(23)	(670)	(18)
Interest expense allocated to tax-exempt securities	35	1	42	1	44	1
Bank-owned life insurance	(198)	(4)	(160)	(5)	(168)	(4)
Other adjustments	(10)	(1)	(12)	(0)	4	(0)
Income tax expense	$555	12%	$282	8%	$683	18%

(1) Percentage is of pre-tax income

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below (in thousands):

Deferred Tax Asset, Net	2011	2010
Deferred tax assets:
Allowance for loan losses in excess of tax bad debt reserve	$1,608	$1,442
Retirement benefits	2,083	2,140
Alternative minimum tax credit carryforward	565	578
Depreciation	433	370
Foreclosed real estate	197	—
Other comprehensive income (retirement benefits)	2,010	1,457
Other	—	42
Total deferred tax assets	6,896	6,029
Deferred tax liabilities:
Prepaid expenses	(184)	(185)
Other comprehensive income (retirement benefits)	(1,005)	(946)
Unrealized gain on securities available for sale	(1,439)	(802)
Other	—	(20)
Total deferred tax liabilities	(2,628)	(1,953)
Net deferred tax asset (included in other assets)	$4,268	$4,076

In assessing the ability to realize the Company’s total deferred tax assets, management considers whether it is more likely than not that some portion or all of those assets will not be realized. Based upon management’s consideration of historical and anticipated future pre-tax income, as well as the reversal period for the items giving rise to the deferred tax assets and liabilities, a valuation allowance for deferred tax assets was not considered necessary at December 31, 2011 and 2010.

No unrecognized tax benefits are expected to arise within the next twelve months. The Company files income tax returns in the both the US Federal and New York State tax jurisdictions. The Company is no longer subject to examination by the US Federal and NYS taxing authorities for years before 2008.

(11) Other Non-interest Expenses

The major components of other non-interest expenses are as follows for the years ended December 31 (in thousands):

Other Non-Interest Expense	2011	2010	2009
Stationery and supplies	$265	$301	$235
Advertising expense	222	268	251
Director expenses	233	228	239
Merchant ATM and interchange fees	520	438	436
Data processing expense	374	307	260
Professional services	402	520	561
FDIC assessments	431	682	800
Pre-foreclosure expense	343	347	76
Other expenses	985	1,030	1,038
	$3,775	$4,121	$3,896

(12) Regulatory Capital Requirements

National banks are required to maintain minimum levels of regulatory capital in accordance with regulations of the Office of the Comptroller of the Currency (“OCC”). The OCC regulations require a minimum leverage ratio of Tier I capital to total adjusted assets of 4.0%, and minimum ratios of Tier I and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it is subject. Further, the most recent OCC notification categorized the Bank as a well-capitalized bank under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the actual capital amounts and ratios as of December 31, 2011 and 2010 for the Bank compared to the required ratios for minimum capital adequacy and for classification as well-capitalized (dollars in thousands):

	Actual		Required Ratios
			Minimum	Well
Regulatory			capital	Capit-
Capital	Amount	Ratio	adequacy	alized
December 31, 2011:
Leverage (Tier I) capital	$46,476	10.7%	4.0%	5.0%
Risk-based capital:
Tier I	46,476	16.4	4.0	6.0
Total	50,033	17.7	8.0	10.0

December 31, 2010:
Leverage (Tier I) capital	$44,786	10.4%	4.0%	5.0%
Risk-based capital:
Tier I	44,786	15.7	4.0	6.0
Total	48,356	17.0	8.0	10.0

Jeffersonville Bancorp is a small bank holding company, and is exempt from regulatory capital requirements administered by the federal banking agencies.

(13)	Stockholders’ Equity

Dividend Restrictions

Dividends paid by the Bank are the primary source of funds available to the Parent Company for payment of dividends to its stockholders and for other working capital needs. Applicable Federal statutes, regulations and guidelines impose restrictions on the amount of dividends that may be declared by the Bank. Under these restrictions, the dividends declared and paid by the Bank to the Parent Company may not exceed the total amount of the Bank’s net profit retained in the current year plus its retained net profits, as defined, from the two preceding years. The Bank’s retained net profits available for dividends at December 31, 2011 totaled $3,395,000.

(14)	Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income which are reported directly in stockholders’ equity, such as the net unrealized gain or loss on securities available for sale and unrecognized deferred costs of the Company’s defined benefit pension plan, other postretirement benefit plans, and the supplemental retirement plans.

At December 31, 2011 and 2010, the components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income, Net of Tax	2011	2010
Supplemental executive retirement plan	$(605)	$(765)
Postretirement benefits	2,512	2,365
Defined benefit pension liability	(4,420)	(2,876)
Net unrealized holding gains on securities available for sale	3,597	2,005
Accumulated other comprehensive income, before tax	1,085	729
Income tax expense related to accumulated other comprehensive	(434)	(291)
	$651	$438

(15)	Related Party Transactions

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

Related Party Transactions	2011	2010
Directors	$2,246	$2,854
Executive officers (non-directors)	361	398
	$2,607	$3,252

During 2011, total advances to these directors and officers were $395,000, and total payments made on these loans were $661,000. Directors and officers had unused lines of credit with the Company of $474,000 and $555,000 at December 31, 2011 and 2010, respectively.

(16) Employee Benefit Plans

Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan was amended on September 30, 2011 to be closed to new participants hired after September 30, 2011. The plan was previously amended on December 31, 2010 by reducing the percentage amount credited toward normal retirement for future accruals and decreasing benefits payable on early retirement by changing from a flat rate formula to an actuarial equivalent for future accruals. The impact of the September 30, 2011 amendment will be to reduce future pension costs. The impact of the December 31, 2010 amendment was to reduce the pension liability by $1.6 million and reduce other accumulated comprehensive income, net of tax by $1.0 million. The Company’s funding policy is to contribute annually an amount sufficient to satisfy the minimum funding requirements of the Employee Retirement Income Security Act, but not greater than the maximum amount that can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

The Company also sponsors a postretirement medical, dental and life insurance benefit plan for retirees in the pension plan. Employees attaining age 55 or later, and whose age plus service is greater than or equal to 85 are eligible for postretirement benefits. The plan is unfunded. The Company accounts for the cost of these postretirement benefits in accordance with ASC Topic 715 Compensation - Retirement Benefits (“ASC 715”). Accordingly, the cost of these benefits is recognized on an accrual basis as employees perform services to earn the benefits. During 2010, the plan was amended to reduce benefits payable under the plan for both active and retired employees from a variable percentage of individual, and family group health plans to a reduced percentage of the lowest cost individual group health plan. The plan was closed to new employees hired after December 31, 2010. The benefit payable will be fixed at retirement for active employees, and the current benefit was frozen for retired employees. The impact of the amendment was to reduce the postretirement liability by $2.0 million and increase other accumulated comprehensive income, net of tax by $1.2 million at December 31, 2010.

In December 2004, the Medicare Prescription Drug, Improvement and Modernization Act of 2004 (Medicare Act) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under ASC 715. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2011 and 2010 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

The Company expects to contribute $852,000 to its pension plan and $91,000 to its other postretirement benefit plan in 2012. The Company’s minimum required pension contribution for 2012 is $852,000. Benefits, which reflect estimated future employee service, are expected to be paid as follows (in thousands):

	Pension	Postretirement
Estimated Future Benefits	benefit	benefit
2012	$687	$91
2013	690	81
2014	694	85
2015	691	79
2016	684	79
Years 2017-2021	3,516	334

The following is a summary of changes in the benefit obligations and plan assets for the pension plan and postretirement benefit plans for the December 31, 2011 and 2010 measurement dates, together with a reconciliation of each plan’s funded status to the amounts recognized in the consolidated balance sheets (in thousands).

Changes in Benefit Obligations, Plan Assets and Funded Status	Pension benefit		Postretirement benefit
As of the Measurement Date, December 31,	2011	2010	2011	2010
Change in benefit obligation:
Beginning of year	$10,212	$10,288	$1,712	$3,706
Service cost	343	435	55	148
Interest cost	563	587	95	209
Actuarial (gain) loss	1,221	1,169	(305)	(361)
Benefits paid	(677)	(628)	(81)	(103)
Adjustment for plan amendments	—	(1,639)	—	(1,920)
Contributions by plan participants	—	—	31	33
End of year	11,662	10,212	1,507	1,712
Changes in fair value of plan assets:
Beginning of year	8,384	7,439	—	—
Actual return on plan assets	145	812	—	—
Employer contributions	775	750	50	69
Contributions by plan participants	—	—	31	33
Benefits paid	(682)	(617)	(81)	(102)
End of year	8,622	8,384	—	—
Unfunded status at end of year, recognized in
Other liabilities on the balance sheet	$(3,040)	$(1,828)	$(1,507)	$(1,712)
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Unrecognized actuarial gain (loss)	$(4,420)	$(2,876)	$259	$(46)
Unrecognized prior service (cost) credit	—	—	2,253	2,411
Net amount recognized	$(4,420)	$(2,876)	$2,512	$2,365

The expense related to the change in the plan amendments totaled $83,000 and was included in net periodic pension cost for the year ended December 31, 2010. The projected accumulated benefit obligation for the pension plan was $11,662,000 and $10,026,000 at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the pension plan was $11,592,000 and $10,212,000 at December 31, 2011 and 2010, respectively.

The components of the net periodic benefit cost for the years ended December 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost	Pension benefit			Postretirement benefit
For the year ended December 31,	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$343	$435	$454	$55	$148	$162
Interest cost	563	587	568	95	209	207
Expected return on plan assets	(602)	(536)	(406)	—	—	—
Amortization of prior service cost	—	25	24	(158)	(45)	(45)
Curtailment loss	—	83	—	—	—	—
Recognized net actuarial loss	139	192	232	—	2	15
Net amount recognized	$443	$786	$872	$(8)	$314	$339

The estimated net loss for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $238,000. The estimated prior service cost and net transition asset for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit credit over the next fiscal year is $162,000.

Assumptions used to determine benefit obligations for the pension plan and for the other postretirement benefits plan as of the December 31 measurement date were as follows:

	Pension		Postretirement
Benefit Obligation	benefits		benefits
Assumptions	2011	2010	2011	2010
Discount rate	4.89%	5.68%	4.89%	5.68%
Rate of compensation increase	3.00	3.00	—	—

Assumptions used to determine net periodic benefit cost were as follows:

	Pension		Postretirement
Net Periodic Benefit	benefits		benefits
Cost Assumptions	2011	2010	2011	2010
Discount rate	5.68%	5.87%	5.68%	5.75%
Expected long-term rate of return on plan assets	7.25	7.50	—	—
Rate of compensation increase	3.00	3.00	—	—

The Company’s expected long-term rate of return on plan assets reflects long-term earnings expectations and was determined based on historical returns earned by existing plan assets adjusted to reflect expectations of future returns as applied to the plan’s targeted allocation of assets.

The assumed health care cost trend rate for retirees which was used to determine the benefit obligation for the other postretirement benefits plan at December 31, 2011 was 6.0%, declining gradually to 4.0% in 2014 and remaining at that level thereafter. Age adjusted factors were applied to under age 65 retiree medical costs in addition to the trend rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the benefit obligation at December 31, 2011 by approximately $105,000 and the net periodic benefit cost for the year by approximately $22,000; a one percentage point decrease would decrease the benefit obligation and benefit cost by approximately $86,000 and $17,000, respectively.

The Company’s pension plan asset allocation at December 31, by asset category is as follows:

Pension Plan Asset Allocation	2011	2010
Asset category:
Equity securities	35%	55%
U.S. Government securities	18	—
Debt securities	9	40
Mutual funds	35	—
Other	3	5

The following table presents pension plan assets measured at fair value on a recurring basis by their level within the fair value hierarchy as of December 31, 2011 and 2010, dollars in thousands. Financial assets are classified based on the lowest level of input that is significant to their fair value measurement.

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
Fair Value Hierarchy		Identical	Observable	Unobservable
For Pension Plan Assets	Total	Assets	Inputs	Inputs
Asset category as of December 31, 2011:
Cash and cash equivalents Bonds:	$255	$255	$—	$—
U.S. government agency	613	—	613	—
Municipal	750	—	750	—
U.S. corporate	610	—	610	—
Foreign corporate	190	—	190	—
Equity securities:
U.S. companies	3,234	3,234	—	—
Real estate investment trusts	47	47	—	—
Mutual funds:
U.S. companies	632	632	—	—
International companies	561	561	—	—
U.S. companies – fixed income	1,380	1,380	—	—
International companies - fixed income	350	350	—	—
	$8,622	$6,459	$2,163	$—
Asset category as of December 31, 2010:
Cash and cash equivalents Bonds:	$405	$405	$—	$—
U.S. government agency	806	—	806	—
Municipal	683	—	683	—
U.S. corporate	301	—	301	—
Foreign corporate	202	—	202	—
Equity securities:
U.S. companies	3,168	3,168	—	—
International companies	27	27	—	—
Real estate investment trusts	41	41	—	—
Mutual funds:
U.S. companies	916	916	—	—
International companies	470	470	—	—
Fixed income	1,365	1,365	—	—
	$8,384	$6,392	$1,992	$—

The Company has a Funding Agreement with RBS Citizens, NA (Citizens) to act as the Funding Agent of the assets of the Plan. Citizens has been given discretion by the Company to determine the appropriate strategic asset allocation as governed by the Company’s Investment Policy Statement and Guidelines which provides specific targeted asset allocations for each investment category as follows:

Asset Allocation Targets	Allocation Range
Large Cap Domestic Equity	30% - 40%
Mid Cap Domestic Equity	5% - 15%
Small Cap Domestic Equity	0% - 10%
International Equity	5% - 20%
Real Estate	0% - 10%
Core Investment Grade Bonds	15% - 30%
Mortgages	0% - 15%
Money Market	0% - 10%

The actual asset allocations at December 31, 2011 were over-weighted toward money market investments due to a change in pension providers and progress toward meeting the allocations in the table above is ongoing.

Directors Survival Insurance

The Company maintains a separate insurance program for Directors not insurable under the postretirement plan. The benefits accrued under this plan totaled $110,000 at December 31, 2011 and $102,000 at December 31, 2010 and are unfunded. The Company recorded an expense of $8,000, $8,000, and $62,000 relating to this plan during the years ended December 31, 2011, 2010, and 2009, respectively.

Profit Incentive Program

The Company maintains a profit incentive program for all employees. There were no accrued benefits at December 31, 2011 or 2010 as benefits are paid in the year earned. The Company recorded an expense of $264,000, $174,000, and $419,000 relating to this plan during the years ended December 31, 2011, 2010, and 2009, respectively.

Tax-Deferred Savings Plan

The Company maintains a qualified 401(k) plan for all employees, which permits tax-deferred employee contributions up to the greater of 75% of salary or the maximum allowed by law and provides for matching contributions by the Company. The Company matches 100% of employee contributions up to 4% of the employee’s salary and 25% of the next 2% of the employee’s salary. The Company incurred annual expenses of $198,000, $192,000 and $173,000, in 2011, 2010, and 2009, respectively.

Supplemental Executive Retirement Plan

The Company maintains a Supplemental Executive Retirement Plan for certain executive officers primarily to restore benefit reductions in certain employee benefit plans due to Internal Revenue Service regulations. The benefits accrued under this plan totaled $2,208,000 at December 31, 2011 and $2,194,000 at December 31, 2010 and are unfunded. The Company recorded an expense of $332,000, $311,000 and $314,000 relating to this plan during the years ended December 31, 2011, 2010 and 2009, respectively.

Director Retirement Plan

The Company established a Director Retirement Plan in order to provide certain retirement benefits to participating directors. Generally, each participating director receives an annual retirement benefit of eighty percent of their average annual cash compensation during the three calendar years preceding their retirement date, as defined in the plan. This annual retirement benefit is payable until death and may not exceed $40,000 per year. The plan was amended in 2010 to change the calculation of benefits for normal and early retirement from strictly age based to a combination of age and years of service. The effect of the amendment was to reduce penalties for retirement before age 75 if years of service criteria are met. The benefits accrued under this plan totaled $713,000 and $656,000 at December 31, 2011 and 2010, respectively, and are unfunded. The Company recorded an expense of $57,000, $41,000 and $59,000, relating to this plan during the years ended December 31, 2011, 2010, and 2009, respectively.

(17)	Commitments and Contingent Liabilities

Legal Proceedings

The Company and the Bank are, from time to time, defendants in routine legal proceedings relating to the ordinary conduct of their business. In the best judgment of management, the consolidated financial position and results of operations of the Company will not be affected materially by the outcome of any pending legal proceedings.

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

The Company’s maximum exposure to credit loss, in the event of nonperformance by the other party to these instruments, would be the contract amount, assuming that they are fully funded at a later date and any collateral proves to be worthless. The Company uses the same credit policies in making commitments as it does for on-balance-sheet extensions of credit.

Contractual amounts of financial instruments that represent agreements to extend credit are as follows at December 31 (in thousands):

Off-Balance Sheet
Financial Instruments	2011	2010
Loan origination commitments and unused lines of credit:
Commercial and residential mortgages	$3,564	$3,247
Commercial loans	21,614	21,486
Home equity lines	11,952	13,219
	37,130	37,952
Standby letters of credit	693	570
	$37,823	$38,522

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

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $693,000 and $570,000 at December 31, 2011 and 2010, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at December 31, 2011 and 2010 was not significant.

(18) Fair Values of Financial Instruments

The Company follows ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
December 31, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$2,261	$—	$2,261	$—
Obligations of state and political subdivisions –
New York state (a)	68,447	—	68,447	—
Mortgage backed securities and collateralized
mortgage obligations – GSE residential (a)	28,635	—	28,635	—
Corporate debt – financial services industry	7,529	—	7,529	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	458	458	—	—
	$107,428	$556	$106,872	$—
Non-recurring:
Foreclosed real estate	$831	$—	$—	$831
Impaired loans	1,477	—	—	1,477
	$2,308	$—	$—	$2,308
December 31, 2010:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$8,587	$—	$8,587	$—
Obligations of state and political subdivisions –
New York state (a)	57,663	—	57,663	—
Mortgage backed securities and collateralized
mortgage obligations – GSE residential (a)	33,211	—	33,211	—
Corporate debt – financial services industry	4,567	—	4,567	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	542	542	—	—
	$104,668	$640	$104,028	$—
Non-recurring:
Foreclosed real estate	$40	$—	$—	$40
Impaired loans	2,978	—	—	2,978
	$3,018	$—	$—	$3,018

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2011 and December 31, 2010:

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

Impaired Loans

Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for nine months, the loan is transferred out of impaired status. As of December 31, 2011 and December 31, 2010, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $1,805,000 and $3,809,000, less a valuation allowance of $328,000 and $831,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At December 31, 2011 and December 31, 2010, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at December 31 (in thousands):

	December 31, 2011		December 31, 2010
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities (in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$11,776	$11,776	$7,518	$7,518
Securities available for sale	107,428	107,428	104,668	104,668
Securities held to maturity	6,613	6,989	6,021	6,261
Loans, net	271,926	270,801	277,812	277,134
Accrued interest receivable	1,797	1,797	2,034	2,034
Restricted investments	2,420	2,420	2,806	2,806
Financial liabilities:
Savings, money market and checking accounts	209,314	209,314	196,317	196,317
Time deposits	150,395	150,922	154,589	154,010
Accrued interest payable	210	210	273	273
Short-term debt	—	—	9,500	9,500
Federal Home Loan Bank borrowings	15,000	15,489	15,000	15,857

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

(19)	Condensed Parent Company Financial Statements

The following are the condensed, parent company-only financial statements for Jeffersonville Bancorp (in thousands):

Balance Sheets
As of December 31,	2011	2010
Assets
Cash	$311	$118
Securities available for sale	458	542
Investment in subsidiary	47,168	45,223
Premises and equipment, net	940	974
Other assets	539	642
Total Assets	$49,416	$47,499
Liabilities and Stockholders’ Equity
Liabilities	$1	$1
Stockholders’ equity	49,415	47,498
Total Liabilities and Stockholders’ Equity	$49,416	$47,499

Statements of Income
For the Year Ended December 31,	2011	2010	2009
Dividend income from subsidiary	$2,400	$2,450	$2,400
Dividend income on securities available for sale	36	39	47
Gain on sale of securities	7	89	—
Other non-interest income	13	6	17
	2,456	2,584	2,464
Occupancy and equipment expenses	110	116	118
Other non-interest expenses	130	139	167
	240	255	285
Income before income taxes and undistributed income of subsidiary	2,216	2,329	2,179
Income tax expense	—	—	—
Income before undistributed income of subsidiary	2,216	2,329	2,179
Equity in undistributed income of subsidiary	1,690	800	905
Net Income	$3,906	$3,129	$3,084
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	1,621	(91)	1,396
Reclassification adjustment for net realized gains included in income	(29)	(98)	(544)
Amortization of pension and post retirement liabilities’ gains (losses)	(1,237)	3,365	1,012
	355	3,176	1,864
Income tax expense related to other comprehensive income	(142)	(1,270)	(745)
Other comprehensive income, net of tax	213	1,906	1,119
Comprehensive Income	$4,119	$5,035	$4,203

Statements of Cash Flows
For the Year Ended December 31,	2011	2010	2009
Operating activities:
Net income	$3,906	$3,129	$3,084
Equity in undistributed income of subsidiary	(1,690)	(800)	(905)
Depreciation and amortization	35	43	51
Gain on sale of securities	(7)	(89)	—
Other adjustments, net	126	(76)	(99)
Net Cash Provided by Operating Activities	2,370	2,207	2,131
Investing activities:
Proceeds from sale of securities available for sale	168	787	130
Purchase of securities available for sale	(143)	(709)	(131)
Purchases of premises and equipment	—	—	(3)
Net Cash Provided by (Used in) Investing Activities	25	78	(4)
Financing activities:
Issuance of treasury stock	—	2	—
Cash dividends paid	(2,202)	(2,202)	(2,202)
Net Cash Used in Financing Activities	(2,202)	(2,200)	(2,202)
Net Increase (Decrease) in Cash	193	85	(75)
Cash at Beginning of Year	118	33	108
Cash at End of Year	$311	$118	$33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF Disclosure controls and procedures

The Company’s principal executive officer and principal financial officer have evaluated the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of December 31, 2011. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company’s filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls over financial reporting or in other factors during the Company’s most recent fiscal quarter that have or are likely to materially affect internal control over financial reporting.

MANAGEMENT’S REPORT ON internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of December 31, 2011.

Since the Company is a “smaller reporting company” under SEC rules, it is not required to have an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

There has been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Nothing to disclose.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain portions of the information required by this Item will be included in the 2012 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2011 fiscal year end, in the Election of Directors section, the Management section, the Executive Compensation And Other Information section, and the corporate governance disclosures, which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2012 Proxy Statement in the Compensation of Directors and Executive Officer Compensation and Other Information section, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2012 Proxy Statement in the Security Ownership of Certain Beneficial Owners and of Management section, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2012 Proxy Statement in the Transactions with Management section, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the 2012 Proxy Statement in the Report of the Audit Committee section, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	The consolidated financial statements and schedules of the Company are included in item 8 of Part II.

(a) 2.	All schedules are omitted since the required information is not applicable, not required or contained in the respective consolidated financial statements or in the notes thereto.

(a) 3.	Exhibits (numbered in accordance with Item 601 of Regulation S-K).

3.1	Certificate of Incorporation of the Company (as amended effective April 26, 2011)

3.2	The Amended and Restated Bylaws of the Company (Incorporated by Reference to Exhibit 3.1 to Form 8-K filed on December 31, 2007)

4.1	Instruments defining the Rights of Security Holders. (Incorporated by Reference to Exhibit 4 to Form 8 Registration Statement, effective June 29, 1991)

10.1	Director Retirement Plan of the Company

10.2	Supplemental Executive Retirement Plan of the Company

21.1	Subsidiaries of the Company

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	906 certification of Chief Executive Officer

32.2	906 certification of Chief Financial Officer

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2012	By:	/s/ Wayne V. Zanetti	By:	/s/ John A. Russell
		Wayne V. Zanetti		John A. Russell
		Chief Executive Officer		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kenneth C. Klein	Chairman–Director	March 29, 2012
Kenneth C. Klein

/s/ Raymond Walter	Vice Chairman–Director	March 29, 2012
Raymond Walter

/s/ Wayne V. Zanetti	Chief Executive Officer	March 29, 2012
Wayne V. Zanetti	President–Director

/s/ John K. Gempler	Secretary–Director	March 29, 2012
John K. Gempler

/s/ John W. Galligan	Director	March 29, 2012
John W. Galligan

/s/ Donald L. Knack	Director	March 29, 2012
Donald L. Knack

/s/ James F. Roche	Director	March 29, 2012
James F. Roche

/s/ Edward T. Sykes	Director	March 29, 2012
Edward T. Sykes

