Form 10-Q
period 2012-03-31
JEFFERSONVILLE BANCORP
filed 2012-05-15
CIK 874495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        ☐        No        ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.50 par value per share	4,234,505 shares

Jeffersonville Bancorp and Subsidiary

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of March 31,	As of December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$33,206	$11,776
Securities available for sale, at fair value	113,252	107,428
Securities held to maturity, estimated fair value of $6,557 at March 31, 2012 and $6,989 at December 31, 2011	6,203	6,613
Loans, net of allowance for loan losses of $5,056 at March 31, 2012 and $4,712 at December 31, 2011	266,004	271,926
Accrued interest receivable	2,247	1,797
Bank-owned life insurance	14,463	15,342
Foreclosed real estate	1,948	2,954
Premises and equipment, net	5,422	5,500
Restricted investments	2,420	2,420
Other assets	7,963	7,756
Total Assets	$453,128	$433,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$64,934	$61,441
NOW and super NOW accounts	54,520	45,693
Savings and insured money market deposits	109,838	102,180
Time deposits	150,810	150,395
Total Deposits	380,102	359,709

Federal Home Loan Bank long-term borrowings	15,000	15,000
Other liabilities	8,082	9,388
Total Liabilities	403,184	384,097

Stockholders’ equity
Series A preferred stock, no par value;
2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares
authorized, 4,767,786 shares issued with 4,234,505
outstanding at both March 31, 2012 and December 31, 2011	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at both March 31, 2012 and December 31, 2011	(4,965)	(4,965)
Retained earnings	45,377	44,862
Accumulated other comprehensive income	665	651
Total Stockholders’ Equity	49,944	49,415
Total Liabilities and Stockholders’ Equity	$453,128	$433,512

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Income

(In thousands, except per share data)

For the three months ended March 31,	2012	2011
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,280	$4,308
Securities:
Taxable	335	391
Tax-exempt	641	589
Interest bearing deposits	8	7
Total Interest and Dividend Income	5,264	5,295

INTEREST EXPENSE
Deposits	488	709
Federal Home Loan Bank borrowings	150	149
Other	—	1
Total Interest Expense	638	859

Net interest income	4,626	4,436
Provision for loan losses	600	600
Net Interest Income after Provision for Loan Losses	4,026	3,836

NON-INTEREST INCOME
Service charges	345	361
Fee income	243	239
Earnings on bank-owned life insurance	107	114
Life insurance benefit	93	—
Net gain on sale of securities	33	—
Other non-interest income	29	28
Total Non-Interest Income	850	742

NON-INTEREST EXPENSES
Salaries and employee benefits	1,995	2,010
Occupancy and equipment expenses	496	579
Foreclosed real estate expense, net	140	39
Other non-interest expenses	1,036	1,232
Total Non-Interest Expenses	3,667	3,860

Income before income tax expense	1,209	718
Income tax expense	144	14
Net Income	$1,065	$704

Basic earnings per common share	$0.25	$0.17
Average common shares outstanding	4,235	4,235
Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

For the three months ended March 31,		2012		2011
		(Unaudited)		(Unaudited)

Net Income		$1,065		$704

Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period	$16		$180
Income tax (expense) benefit	(6)		(72)
Net unrealized holding gains arising during the period, net of tax		10		108

Reclassification adjustment for net realized gains included in income	(33)		-
Income tax expense	13		-
Reclassification adjustment for net realized gains included in income, net of tax		20		-

Amortization of pension and post retirement liabilities’ gains	40		22
Income tax expense	(16)		(10)
Amortization of pension and post retirement liabilities’ gains, net of tax		24		12

Other comprehensive income, net of tax		14		120
Comprehensive income		$1,079		$824

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

For the three months ended March 31,	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,065	$704
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	600	600
Depreciation and amortization	188	186
Net (gain) loss on revaluation and sale of foreclosed real estate	22	(99)
Earnings on bank-owned life insurance	(107)	(114)
Life insurance benefit	(93)	—
Net gain on sale of securities	(33)	—
Deferred income taxes	45	458
Increase in accrued interest receivable	(450)	(230)
Increase in other assets	(283)	(454)
Decrease in other liabilities	(1,266)	(514)
Net Cash Provided by (Used in) Operating Activities	(312)	537

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	3,965	5,699
Securities held to maturity	410	326
Proceeds from sales of securities available for sale	235	—
Purchases:
Securities available for sale	(10,007)	(6,392)
Securities held to maturity	—	(715)
Disbursement for loan (originations), net of principal collections	4,787	3,532
Proceeds from cash surrender value of bank-owned life insurance	1,079	—
Purchase of restricted investments	—	(207)
Redemption of restricted investments	—	616
Purchases of premises and equipment	(110)	(86)
Proceeds from sales of foreclosed real estate	1,540	494
Net Cash Provided by Investing Activities	1,899	3,267

FINANCING ACTIVITIES:
Net increase in deposits	20,393	21,818
Net decrease in short-term debt	—	(9,122)
Cash dividends paid	(550)	(550)
Net Cash Provided by Financing Activities	19,843	12,146

Net Increase in Cash and Cash Equivalents	21,430	15,950
Cash and Cash Equivalents at Beginning of Year	11,776	7,518
Cash and Cash Equivalents at End of Year	$33,206	$23,468

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$659	$869
Cash paid for income taxes	433	130
Transfer of loans to foreclosed real estate	535	1,200

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Notes to Consolidated Interim Financial Statements

March 31, 2012

(Unaudited)

A.            Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of March 31, 2012 and December 31, 2011 as well as the results of operations and the cash flows for the three month periods ended March 31, 2012 and 2011. Certain reclassifications have been made, when necessary, in order to conform to the current year’s presentation. All adjustments are normal and recurring. First quarter results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2012.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.           Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three month periods ended March 31, 2012 and 2011, the weighted average common shares outstanding were 4,234,505 for both periods. There were no dilutive securities outstanding during either period.

C.           Accumulated Other Comprehensive Income

At March 31, 2012 and December 31, 2011, the components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	December 31,
Accumulated Other Comprehensive Income, Net of Tax	2012	2011
Supplemental executive retirement plan	$(582)	$(604)
Postretirement benefits	2,471	2,512
Defined benefit pension liability	(4,361)	(4,420)
Net unrealized holding gains on securities available for sale	3,580	3,597
Accumulated other comprehensive income, before tax	1,108	1,085
Income taxes related to accumulated other comprehensive income	(443)	(434)
Total	$665	$651

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s consolidated financial position, results of operations, comprehensive income or cash flows.

E.           Loans

The major classifications of loans are as follows at March 31, 2012 and December 31, 2011 (in thousands):

Loans, Net	2012	2011
Commercial
Commercial real estate loans:
Commercial mortgage	$93,343	$94,799
Farm land	6,254	6,336
Construction	1,584	1,873
Total commercial real estate loans	101,181	103,008
Other commercial loans:
Commercial loans	23,884	24,715
Agricultural loans	2,039	1,806
Total other commercial loans	25,923	26,521
Total commercial loans	127,104	129,529
Consumer
Consumer real estate loans:
Residential mortgage	105,593	107,316
Home equity	30,139	31,081
Construction	2,025	2,107
Total residential real estate loans	137,757	140,504
Other consumer loans:
Consumer installment loans	4,547	5,250
Other consumer loans	1,652	1,355
Total other loans	6,199	6,605
Total consumer loans	143,956	147,109
Total gross loans	271,060	276,638
Allowance for loan losses	(5,056)	(4,712)
Total loans, net	$266,004	$271,926

Included in the above loan amounts are deferred loan fees and origination costs of $303,000 and $313,000 as of March 31, 2012 and December 31, 2011, respectively.

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

Information on nonperforming loans is summarized as follows at March 31, 2012 and December 31, 2011 (in thousands):

		Commercial	Commercial	Residential	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate	Other
March 31, 2012:
Nonaccrual loans	$7,638	$4,460	$1,033	$2,002	$143
Trouble debt restructures	1,216	411	103	702	—
Total nonaccrual loans	8,854	4,871	1,136	2,704	143
Loans past due 90 days or more and still accruing interest	1,784	657	—	1,123	4
Total nonperforming loans	$10,638	$5,528	$1,136	$3,827	$147

December 31, 2011:
Nonaccrual loans	$7,950	$5,221	$1,109	$1,477	$143
Trouble debt restructures	1,132	412	106	614	—
Total nonaccrual loans	9,082	5,633	1,215	2,091	143
Loans past due 90 days or more and still accruing interest	1,148	135	8	1,004	1
Total nonperforming loans	$10,230	$5,768	$1,223	$3,095	$144

There were no nonperforming loans in the consumer installment class at March 31, 2012 or December 31, 2011.

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

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans, including trouble debt restructurings, as of March 31, 2012 and December 31, 2011 and their effect on interest income for the three months ended March 31, 2012 and March 31, 2011 (in thousands).

		Commercial	Commercial	Residential
Impaired Loans	Total Loans	Real Estate	Other	Real Estate
March 31, 2012:
Unpaid principal balance	$9,040	$6,915	$1,356	$769
Recorded investment	7,562	5,753	1,136	673
Average balance	7,814	5,965	1,147	702
Interest income for the three months ended:
Interest contractually due at original rates	112	86	24	2
Interest income recognized	79	55	15	9

Impaired loans:
Loans with no allowance	$6,332	$4,970	$689	$673
Loans with an allowance recorded	1,230	783	447	—
Related specific allowance	$402	$204	$198	$—

March 31, 2011:
Unpaid principal balance	$10,003	$8,632	$1,371
Recorded investment	8,369	7,168	1,201
Average balance	11,424	9,957	1,467
Interest income for the three months ended:
Interest contractually due at original rates	182	165	17
Interest income recognized	186	159	27

Impaired loans:
Loans with no allowance	$6,285	$5,580	$705
Loans with an allowance recorded	2,084	1,588	496
Related specific allowance	$311	$239	$72

December 31, 2011:
Unpaid principal balance	$9,513	$7,328	$1,416	$769
Recorded investment	8,147	6,271	1,201	675
Average balance	11,493	9,238	1,491	764

Impaired loans:
Loans with no allowance	$6,342	$4,978	$689	$675
Loans with an allowance recorded	1,805	1,293	512	—
Related specific allowance	$328	$205	$123	$—

Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are disclosed below as of March 31, 2012 and 2011 (in thousands):

	March 31, 2012				December 31, 2011
		Pre-Mod-	Post-Mod-			Pre-Mod-	Post-Mod-
		ification	ification	Current		ification	ification	Current
Trouble Debt		Recorded	recorded	recorded		recorded	recorded	recorded
Restructure	No.	investment	investment	investment	No.	investment	investment	investment
Commercial:
Real estate	2	$417	$430	$411	2	$417	$430	$412
Commercial loans	1	110	119	103	1	110	119	106
Consumer:
Real estate	3	580	649	601	3	580	649	614

A loan is classified as a troubled debt restructuring (“TDR”) when a concession that the Bank would not otherwise have considered is granted to a borrower experiencing financial difficulty. Most of the Bank’s TDRs involve the restructuring of loan terms to reduce the total payment amount in order to assist those borrowers who are experiencing temporary financial difficulty. In a TDR, the Bank may also increase loan balances for unpaid interest and fees or acquire additional collateral to secure its position. For the three months ended March 31, 2012 and March 31, 2011, the Bank had no new loans that qualified as a TDR. As of March 31, 2012, the Bank had $39,000 allocated in specific reserves on TDRs with a recorded investment of $103,000 and had charged off $26,000 to borrowers whose loan terms have been modified as TDRs. At March 31, 2012 and December 31, 2011, the Bank had a total of $1,113,000 and $1,026,000, respectively, in TDRs which did not require a specific reserve. The specific reserve component was determined by using fair value of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The Bank has not committed to lend any additional funds to customers whose loans are classified as a TDR as of March 31, 2012. The Bank evaluates TDRs that are over 60 days past due to determine whether or not they are in default. However, all TDRs over 90 days past due are reported as “in default." At March 31, 2012, there were no TDRs considered to be in default.

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and category as at March 31, 2012 and December 31,2011 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

March 31, 2012:
Pass	$44,672	$34,117	$10,555
Pass watch	51,458	40,189	11,269
Special mention	9,208	8,088	1,120
Substandard	19,980	18,035	1,945
Doubtful	394	124	270
Non-reviewed	145,348	628	764	$137,757	$4,547	$1,652
Total	$271,060	$101,181	$25,923	$137,757	$4,547	$1,652

December 31, 2011:
Pass	$49,110	$37,683	$11,427
Pass watch	49,170	38,391	10,779
Special mention	8,408	7,197	1,211
Substandard	21,495	19,209	2,286
Doubtful	190	142	48
Non-reviewed	148,265	386	770	$140,504	$5,250	$1,355
Total	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355

The following table illustrates the aging of past due loans by category as at March 31, 2012 and December 31, 2011 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing

March 31, 2012:
Commercial real estate	$1,370	$1,209	$3,853	$6,432	$94,749	$101,181	$657
Commercial other	764	266	—	1,030	24,893	25,923	—
Residential real estate	3,203	2,926	1,894	8,023	129,734	137,757	1,123
Consumer installment	86	170	4	260	4,287	4,547	4
Other consumer	3	—	—	3	1,649	1,652	—
Total	$5,426	$4,571	$5,751	$15,748	$255,312	$271,060	$1,784

December 31, 2011:
Commercial real estate	$1,858	$1,736	$3,250	$6,844	$96,164	$103,008	$135
Commercial other	435	203	131	769	25,752	26,521	8
Residential real estate	3,700	2,210	1,335	7,245	133,259	140,504	1,004
Consumer installment	121	103	145	369	4,881	5,250	1
Other consumer	5	—	—	5	1,350	1,355	—
Total	$6,119	$4,252	$4,861	$15,232	$261,406	$276,638	$1,148

As of March 31, 2012 and December 31, 2011, nonaccrual loans included $4.9 million and $5.4 million of loans, respectively, which are paying currently but have not met the specific criteria to be placed on accrual status.

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

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the periods ended March 31, 2012 and 2011 and December 31, 2011 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
March 31, 2012:
Beginning balance January 1	$4,712	$2,646	$557	$1,244	$70	$61	$134
Charge-offs	(297)	(20)	—	(187)	(67)	(23)	—
Recoveries	41	—	7	6	12	16	—
Provision	600	67	65	226	68	14	160
Ending balance March 31	$5,056	$2,693	$629	$1,289	$83	$68	$294
Ending balance as related to loans:
Evaluated collectively [general reserve]	$4,654	$2,489	$431	$1,289	$83	$68	$294
Evaluated individually [specific reserve]	402	204	198	—	—	—	—

Total loans	$271,060	$101,181	$25,923	$137,757	$4,547	$1,652
Loans evaluated for impairment
Loans evaluated collectively	263,498	95,428	24,787	136,924	4,547	1,652
Loans evaluated individually	7,562	5,753	1,136	673	—	—
March 31, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(831)	(627)	(62)	(100)	(19)	(23)	—
Recoveries	42	10	3	—	19	10	—
Provision	600	610	(51)	119	(12)	16	(82)
Ending balance March 31	$4,146	$2,153	$512	$1,232	$94	$64	$91
Ending balance as related to loans:
Evaluated collectively [general reserve]	$3,835	$1,914	$440	$1,232	$94	$64	$91
Evaluated individually [specific reserve]	311	239	72	—	—	—	—

Total loans	$276,626	$101,907	$27,419	$140,034	$5,832	$1,434
Loans evaluated for impairment
Loans evaluated collectively	268,257	94,739	26,218	140,034	5,832	1,434
Loans evaluated individually	8,369	7,168	1,201	—	—	—

December 31, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(1,943)	(1,404)	(129)	(223)	(80)	(107)	—
Recoveries	120	10	13	7	51	39	—
Provision	2,200	1,880	51	247	(7)	68	(39)
Ending balance December 31	$4,712	$2,646	$557	$1,244	$70	$61	$134
Ending balance as related to loans:
Evaluated collectively [general reserve]	$4,384	$2,441	$434	$1,244	$70	$61	$134
Evaluated individually [specific reserve]	328	205	123	—	—	—	—

Total loans	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355
Loans evaluated for impairment
Loans evaluated collectively	268,491	96,737	25,320	139,829	5,250	1,355
Loans evaluated individually	8,147	6,271	1,201	675	—	—

There are no commitments to lend additional funds on the above noted non-performing loans. Management has determined that the majority of these non-performing loans remain well collateralized. Based on its comprehensive analysis of the loan portfolio, and since the Company has no exposure to subprime loans, management believes the current level of the allowance for loan losses is adequate.

G.           Investment Securities

The amortized cost and estimated fair value of available for sale and held to maturity securities at March 31, 2012 and December 31, 2011 are as follows (in thousands):

March 31, 2012	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$2,707	$1	$—	$2,708
Obligations of states and political subdivisions – New York State	67,180	2,496	(16)	69,660
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	27,835	1,089	(14)	28,910
Corporate debt – financial services industry	11,232	58	(38)	11,252
Certificates of deposit – financial services industry	98	—	—	98
	109,052	3,644	(68)	112,628
Equity securities – financial services industry	620	10	(6)	624
Total securities available for sale	$109,672	$3,654	$(74)	$113,252
Securities Held to Maturity – Obligations of states and political subdivisions	$6,203	$354	$—	$6,557

December 31, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$2,260	$1	$—	$2,261
Obligations of states and political subdivisions – New York State	65,591	2,856	—	68,447
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	27,536	1,119	(20)	28,635
Corporate debt – financial services industry	7,822	7	(300)	7,529
Certificates of deposit – financial services industry	98	—	—	98
	103,307	3,983	(320)	106,970
Equity securities – financial services industry	524	6	(72)	458
Total securities available for sale	$103,831	$3,989	$(392)	$107,428

Securities Held to Maturity – Obligations of states and political subdivisions	$6,613	$376	$—	$6,989

Proceeds from sale, gross gains and gross losses realized on sales of securities available for sale were as follows for the three months ended March 31, 2012 (in thousands). There were no sales for the three months ended March 31, 2011 and there were no sales of securities held to maturity during the three months ended March 31, 2012 or March 31, 2011.

Net Security Gains	2012
Gross proceeds	$235

Gross realized gains	$33
Gross realized losses	—
Net gain on sale of securities	$33

The amortized cost and estimated fair value of securities available for sale and held to maturity at March 31, 2012, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	cost	fair value
Within one year	$29,248	$29,484
One to five years	32,461	33,506
Five to ten years	25,021	26,494
Over ten years	689	791
	87,419	90,275
Mortgage-backed securities	27,835	28,910
Equity securities	620	624
Total Investment Securities	$115,874	$119,809

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Less than 12 months			12 months or more			Total
March 31, 2012		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Obligations of states and political subdivisions – New York State	8	$1,609	$16	—	$—	$—	8	$1,609	$16
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	2	1,674	$14	—	—	—	2	1,674	$14
Corporate debt – financial services industry	8	6,594	38	—	—	—	8	6,594	38
Total debt securities	18	9,877	68	—	—	—	18	9,877	68
Equity securities – financial services industry	3	269	6	—	—	—	3	269	6
Total securities available for sale	21	$10,146	$74	—	$—	$—	21	$10,146	$74

	Less than 12 months			12 months or more			Total
December 31, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	3	$2,166	$20	—	$—	$—	3	$2,166	$20
Corporate debt – financial services industry	7	6,526	300	—	—	—	7	6,526	300
Total debt securities	10	8,692	320	—	—	—	10	8,692	320
Equity securities – financial services industry	4	325	72	—	—	—	4	325	72
Total securities available for sale	14	$9,017	$392	—	$—	$—	14	$9,017	$392

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

As of March 31, 2012, management believes that none of the unrealized losses on debt securities at March 31, 2012 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. Therefore, no impairment was recognized on these securities. As there was no credit loss, no impairment charge was recorded for the three month periods ended March 31, 2012 or March 31, 2011. Management believes the unrealized losses related to the three equity securities held at March 31, 2012 do not represent other-than-temporary impairment as losses are believed to be due to market fluctuations and not credit concerns with regard to the issuers.

H.           Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank, and trust preferred stock. The trust preferred stock represents the Bank’s investment in the Sullivan County Senior Housing partnership and cannot be sold to a third party. The stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. The trust preferred stock is evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock for the periods ended March 31, 2012 or March 31, 2011. The investment in the stock of the correspondent banks totaled $210,000 as of March 31, 2012 and March 31, 2011. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of March 31, 2012 and December 31, 2011, our FHLB stock totaled $1,210,000 and $1,210,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three months ended March 31, 2012 or March 31, 2011. Our evaluation of the factors described above, in future periods, could result in the recognition of impairment charges on FHLB stock.

I.            Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2011 Annual Report on Form 10-K.

The components of the net periodic benefit cost (benefit) for the three months ended March 31, for these plans were as follows (in thousands):

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the quarter ended March 31,	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$82	$86	$11	$13
Interest cost	138	141	17	24
Expected return on plan assets	(156)	(151)	—	—
Amortization of prior service cost	—	—	(39)	(39)
Recognized net actuarial loss	59	35	(1)	—
Net amount recognized	$123	$111	$(12)	$(2)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it expected to contribute $852,000 to its pension plan and $91,000 to its other postretirement benefits plan in 2012. As of March 31, 2012, a contribution of $852,000 was made to the pension plan and $44,000 of contributions had been made to the other postretirement benefits plan. It is expected that the Company will make the expected contribution this year. No further contributions to the pension plan are expected this year.

J.           Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $618,000 and $693,000 at March 31, 2012 and December 31, 2011, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at March 31, 2012 and December 31, 2011 was not significant.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 :	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, an asset’s or liability’s level is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
March 31, 2012:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$2,708	$—	$2,708	$—
Obligations of state and political subdivisions – New York state (a)	69,660	—	69,660	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	28,910	—	28,910	—
Corporate debt – financial services industry	11,252	—	11,252	—
Certificates of deposit – financial services industry	98	98	—	—

Equity securities – financial services industry	624	624	—	—
	$113,252	$722	$112,530	$—
Non-recurring:
Foreclosed real estate	$400	$—	$—	$400
Impaired loans	828	—	—	828
	$1,228	$—	$—	$1,228
December 31, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$2,261	$—	$2,261	$—
Obligations of state and political subdivisions – New York state (a)	68,447	—	68,447	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	28,635	—	28,635	—
Corporate debt – financial services industry	7,529	—	7,529	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	458	458	—	—
	$107,428	$556	$106,872	$—
Non-recurring:
Foreclosed real estate	$831	$—	$—	$831
Impaired loans	1,477	—	—	1,477
	$2,308	$—	$—	$2,308

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

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

Impaired Loans

Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for nine months, the loan is transferred out of impaired status. As of March 31, 2012 and December 31, 2011, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $1,230,000 and $1,805,000, less a valuation allowance of $402,000 and $328,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Bank-Owned Life Insurance

The carrying amount of bank-owned life insurance represents the net cash surrender value of the underlying insurance policies, should these policies be terminated. Management believes that the carrying value approximates fair value.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At March 31, 2012 and December 31, 2011, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has computed fair value based on Level 3 values:

	Fair value	Valuation	Unobservable
Nonrecurring Assets	estimate	techniques	input	Range
Foreclosed real estate	$400	Appraisal of	Appraisal
		collateral (a)	adjustments (b)	0% to -10%
Liquidation
			expenses (b)	0% to -20%
Impaired loans	$828	Appraisal of	Appraisal
		collateral (a)	adjustments (b)	0% to -10%
Liquidation
			expenses (b)	0% to -20%

Note a: Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.

Note b: Appraisals may be adjusted by management for qualitative factors such as economic conditions and desired turn-over rate. Liquidation expenses are determined on an asset by asset basis and include expenses such as realtor fees, legal fees, transfer tax and other costs.

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities (in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$33,206	$33,182	$11,776	$11,776
Securities available for sale	113,252	113,252	107,428	107,428
Securities held to maturity	6,203	6,557	6,613	6,989
Loans, net	226,004	225,520	271,926	270,801
Accrued interest receivable	2,247	2,247	1,797	1,797
Bank owned life insurance	14,463	14,463	15,342	15,342
Restricted investments	2,420	2,420	2,420	2,420
Financial liabilities:
Savings, money market and checking accounts	229,292	229,292	209,314	209,314
Time deposits	150,810	151,318	150,395	150,922
Accrued interest payable	189	189	210	210
Federal Home Loan Bank borrowings	15,000	15,387	15,000	15,489

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

The following table presents financial assets and financial liabilities that were disclosed at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2012.

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
		Identical	Observable	Unobservable
Financial Assets and Liabilities (in thousands)	Total	Assets	Inputs	Inputs
Financial assets:
Cash and cash equivalents	$33,182	$33,182	$—	$—
Securities available for sale	113,252	722	112,530	—
Securities held to maturity	6,557	—	6,557	—
Loans, net	225,520	—	—	225,520
Accrued interest receivable	2,247	2,247	—	—
Bank owned life insurance	14,463	14,463	—	—
Restricted investments	2,420	2,420	—	—
Financial liabilities:
Savings, money market and checking accounts	229,292	229,292	—	—
Time deposits	151,318	—	151,318	—
Accrued interest payable	189	189	—	—
Federal Home Loan Bank borrowings	15,387	—	15,387	—

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

A.           Overview – Financial Condition

During the period from December 31, 2011 to March 31, 2012, total assets increased $19.6 million or 4.5%. The increase was primarily due to a net $21.4 million increase in cash and cash equivalents to $33.2 million and a $5.8 million or 5.4% increase to $113.3 million in available for sale securities partially offset by a $5.9 million or 2.2% decrease in net loans to $266.0 million at March 31, 2012 and a $1.0 million or 34.1% decrease in foreclosed real estate. The net increase in total assets was funded by deposit growth.

Total deposits increased $20.4 million or 5.7% to $380.1 million at March 31, 2012. NOW and super NOW accounts increased $8.8 million or 19.3% to $54.5 million, and savings and insured money market deposits increased $7.7 million or 7.5% to $109.8 million all due to seasonal influences, such as tax revenues received by government entities which hold deposits at the Bank, and the Bank’s enhanced sales initiative. Core non-interest bearing deposits increased $3.5 million or 5.7% to $64.9 million at March 31, 2012. In addition, depositors have increasingly brought deposits to the Bank, possibly due to a lack of other investment opportunities and uncertainty in the stock market.

Total stockholders’ equity increased $529,000 or 1.1% from $49.4 million at December 31, 2011 to $49.9 million at March 31, 2012. This increase was the result of net income of $1,065,000 plus an increase of $14,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends of $550,000.

Loans

Various statistics follow for the periods ended March 31, 2012 and 2011 and December 31, 2011:

	Three months	Three months
	ended	ended	Year ended
	March 31,	March 31,	December 31,
	2012	2011	2011
Annualized net charge-offs as a percentage of average outstanding loans	0.37%	1.13%	0.66%
Allowance for loan losses to:
Total loans	1.87%	1.50%	1.70%
Total non-performing loans	47.5%	39.3%	46.1%

The allowance for loan losses was $5.1 million at March 31, 2012, $4.1 million at March 31, 2011 and $4.7 million at December 31, 2011. Total nonperforming loans were $10.7 million at March 31, 2012 and $10.2 million at December 31, 2011, an increase of $408,000. Net loan charge-offs decreased to $256,000 for the three months ended March 31, 2012 from $789,000 in the same period of 2011 and gross charge-offs decreased to $297,000 in 2012 from $831,000 in 2011. The provision for loan losses was $600,000 for both the three months ended March 31, 2012 and March 31, 2011. The allowance’s coverage on nonperforming loans was 47.4% at March 31, 2012, 46.1% at December 31, 2011 and 39.3% at March 31, 2011. The increase in the allowance for loan losses reflects the increased average historical rolling loss, which factors into the allowance calculations. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

B.            Capital

Under the Federal Reserve’s risk-based capital rules at March 31, 2012, the Bank’s Tier I risk-based capital was 16.7 % and total risk-based capital was 18.0% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.6% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

	March 31,	December 31,
	2012	2011
Tier I Capital
Banks’ equity, excluding the after-tax net of accumulated other comprehensive income	$47,064	$46,476
Tier II Capital
Allowance for loan losses (1)	$3,543	$3,557
Total risk-based capital	$50,607	$50,033
Risk-weighted assets (2)	$281,936	$283,369
Average assets	$445,364	$434,113
Ratios
Tier I risk-based capital (minimum 4.0%)	16.7%	16.4%
Total risk-based capital (minimum 8.0%)	18.0%	17.7%
Leverage (minimum 4.0%)	10.6%	10.7%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:
INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for quarters ended March 31, 2012 and 2011. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the Quarters Ended March 31,	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate
ASSETS
Interest bearing deposits	$17,740	$8	0.25%	$11,022	$7	0.25%
Securities available for sale and held to maturity: (1)
Taxable securities	39,851	335	3.36	44,602	391	3.50
Tax-exempt securities (2)	74,814	970	5.19	65,489	890	5.44
Total securities	114,665	1,305	4.55	110,091	1,281	4.65
Short-term investments	42	—	0.00	40	—	0.01
Loans
Real estate mortgages	198,779	3,143	6.32	199,772	3,095	6.20
Home equity loans	30,484	427	5.60	31,511	444	5.64
Time and demand loans	26,013	320	4.92	29,849	328	4.40
Installment and other loans	18,246	390	8.55	17,825	441	9.90
Total loans (3)	273,522	4,280	6.26	278,957	4,308	6.18
Total interest earning assets	405,969	5,593	5.51	400,110	5,596	5.59
Other non-interest bearing assets	42,451			39,904
Total assets	$448,420			$440,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$58,621	13	0.09%	$45,342	$28	0.25%
Savings and insured money market deposits	103,924	67	0.26	98,517	120	0.49
Time deposits	149,996	408	1.09	158,467	561	1.42
Total interest bearing deposits	312,541	488	0.62	302,326	709	0.94
Federal funds purchased and other short-term debt	16	—	1.25	1,260	1	0.32
Long-term debt	15,000	150	4.02	15,000	149	3.97
Total interest bearing liabilities	327,557	638	0.78	318,586	859	1.08
Demand deposits	62,225			65,011
Other non-interest bearing liabilities	8,308			6,715
Total liabilities	398,090			390,312
Stockholders’ equity	50,330			49,702
Total liabilities and stockholders’ equity	$448,420			$440,014
Net interest bearing assets	$78,412			$81,524
Net interest income – tax effected		4,955			4,737
Less: Tax gross up on exempt securities		329			301
Net interest income per statement of income		$4,626			$4,436
Net interest spread			4.73%			4.52%
Net interest margin (4)			4.88%			4.74%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]	For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the quarter ended March 31, 2012 as compared to 2011. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	March 31, 2012 compared to 2011
	increase (decrease) due to change in
	Average	Average
	Volume	Rate	Total
Interest Income
Interest bearing deposits	$1	$—	$1
Total securities (1)	53	(29)	24
Loans	(99)	71	(28)
Total interest income	(45)	42	(3)

Interest Expense
NOW and Super NOW deposits	8	(23)	(15)
Savings and insured money market deposits	7	(60)	(53)
Time deposits	(30)	(123)	(153)
Federal funds purchased and other short-term debt	(1)	—	(1)
Long-term debt	—	1	1
Total interest expense	(16)	(205)	(221)
Net interest income	$(29)	$247	$218

[1]	Fully taxable-equivalent basis.

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

LIQUIDITY

The objective of maintaining adequate liquidity is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the payment of interest on deposits, borrowings, withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, and the ability to take advantage of new business opportunities. The Company and its subsidiary achieve liquidity by maintaining a strong base of core customer funds, maturing short-term assets, the ability to sell securities, the availability of lines of credit, and access to capital markets.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of March 31, 2012, the Bank is permitted to pay a dividend without prior OCC approval.

For the three months ended March 31, 2012, cash used in operating activities amounted to $312,000, cash provided by financing activities was $19.8 million and cash provided by investing activities amounted to $1.9 million, resulting in a net increase in cash and cash equivalents of $21.4 million to $33.2 million at March 31, 2012. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for March 31, 2012 and December 31, 2011 and Federal Home Loan Bank (FHLB) borrowings, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Due three months or less	$21,745	$21,641	$5,000	$—
Over three months through six months	15,589	15,350	—	5,000
Over six months through twelve months	9,636	12,360	5,000	5,000
Over twelve months	17,390	13,983	5,000	5,000
Total	$64,360	$63,334	$15,000	$15,000

Management anticipates that most of these maturing deposits will be retained at maturity and that liquidity will be adequate to meet funding requirements.

C.	Results of Operations

Net income for the first three months of 2012 increased $361,000 or 51.3% to $1,065,000 from $704,000 for the same period in 2011. Net interest income after provision for loan losses increased $190,000 or 5.0% to $4,026,000. This increase is primarily due to a $221,000 decrease in interest expense on deposits. Non-interest income increased $108,000 and non-interest expenses decreased $193,000 resulting in an increase in income before income tax expense of $491,000. Partially offsetting the net increases, the provision for income taxes increased $130,000. The Company’s annualized return on average assets was 1.0% for the three months ended March 31, 2012, up from 0.6% for the same period last year. The annualized return on average stockholders’ equity was 8.5% for the three months ended March 31, 2012 and 5.7% for the same period in 2011.

Total net interest income after provision for loan losses increased $190,000 or 5.0% to $4,026,000 for the quarter ended March 31, 2012 up from $3,836,000 from the same period in 2011, of which, $221,000 was the result of a decrease in interest expense on deposits from $709,000 for the three months ended March 31, 2011 to $488,000 for the same period in 2012. This decrease of $221,000 was attributable to higher yielding time deposits having been replaced at lower current market rates and lower yields on savings and insured money market deposits. In addition, interest income on tax-exempt securities increased $52,000 or 8.8% to $641,000 for the three months ended March 31, 2012. Partially offsetting the increases, interest income on taxable investment securities decreased $56,000 or 14.3% to $335,000 and interest on loans decreased $28,000 or 0.6% to $4.3 million for the quarter ended March 31, 2012. The shift in interest income on taxable versus tax-exempt investment securities was due to slightly higher yields in the municipal market.

The provision for loan losses was $600,000 for both the three months ended March 31, 2012 and 2011. Management believes the provision to be adequate.

Non-interest income increased to $850,000 for the first three months of 2012 compared to $742,000 for the same period in 2011, a change of $108,000 or 14.6%. This increase was primarily the result of a $93,000 life insurance benefit and a $33,000 increase in net security gains. Net security gains increased as no securities were sold during the first quarter of 2011. Partially offsetting these increases was a decrease of $16,000 or 4.4% in income on service charges. Non-interest expenses decreased $193,000 or 5.0% primarily due to a $196,000 decrease in other non-interest expense, an $83,000 decrease in occupancy and equipment expenses and a $15,000 decrease in salaries and employee benefits partially offset by a $101,000 increase in foreclosed real estate expense. The decrease in occupancy and equipment expense was primarily due to a $35,000 reduction in maintenance costs and a $24,000 reduction in insurance expense. Other non-interest expenses decreased due to a reduction of $108,000 in costs associated with the protection of the Bank’s interest in pre-foreclosure properties, a $26,000 reduction in professional fees, and a $52,000 decrease in FDIC charges.

Income tax expense was $144,000 for the three month period ended March 31, 2012 compared to $14,000 for the corresponding period in 2011, an increase of $130,000. The Company’s effective tax rates were 11.9% and 1.9% for the three month periods ended March 31, 2012 and 2011, respectively. The increase in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2012 as compared to 2011.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balance and yields, and year to date interest income and expense for the periods ended March 31, 2012 and 2011. Tax equivalent net interest spread increased 21 basis points to 4.73% at March 31, 2012 from 4.52% at March 31, 2011. Net interest margin increased 14 basis points, to 4.88% in the first quarter of 2012 from 4.74% in the same quarter of 2011. Tax equivalent net interest income increased $218,000 to $4,955,000 for the first three months of 2012 compared to $4,737,000 for the same period in 2011. The total average balance for net interest earning assets was $78,412,000 for the three month period ended March 31, 2012 compared to $81,524,000 for the same three month period in 2011, a decrease of $3,112,000 or 3.8%. Average interest bearing liabilities increased $8,971,000 or 2.8% with a 30 basis point decrease in yield, which was partially offset by average interest earning assets increasing by $5,859,000 or 1.5% with an 8 basis point decrease in yield for the three months ended March 31, 2012 versus the same period in 2011. The increase in average interest bearing liabilities was primarily due to average total deposits increasing $10,215,000 or 3.4% to $312,541,000 for the three months ended March 31, 2012 with a corresponding decrease in yield of 32 basis points. This increase was primarily in average NOW and Super NOW accounts which increased $13,279,000 or 29.3% and average savings and insured money market deposits which increased $5,407,000 or 5.5% from the three months ended March 31, 2011 to the same period in 2012. Average time deposits decreased $8,471,000 or 5.5% for the same periods. The increase in deposits was due in part to our continued sales initiative and deposit gains in our most recently open branches as they continue to gain momentum in their respective communities and seasonal influences. The yields on all deposit products decreased as higher yielding deposits matured and were replaced with lower yielding products. Average interest earning assets increased primarily in deposits held in an interest bearing account at the Federal Reserve Bank [“FED”] for $6,718,000 or 61.0% and average tax-exempt securities of $9,325,000 or 14.3% with a 25 basis point decrease in yield. Partially offsetting these increases, average taxable securities decreased $4,751,000 or 10.7% with a decrease of 14 basis points in yield. As tax-exempt securities continue to provide better returns in this low yield environment, the Bank continues to shift investments to this market. Deposits held at the “FED” will be used for liquidity in the coming months to repay maturing Federal Home Loan Bank advances and to fund future loan growth as market conditions improve. Average total loans decreased $5,435,000 or 1.9% with a net increase in yield of 8 basis points. Average loans decreased $3,836,000, $1,027,000 and $993,000 in time and demand loans, home equity loans and real estate mortgages respectively. Average loans decreased as demand was down. The yields on time and demand loans and real estate mortgages increased 52 basis points and 12 basis points. The yield on real estate mortgages increased as a previously classified non-accrual loan reverted to the accrual basis impacting the yields for the three months ended March 31, 2012. The increase in yield on time and demand loans was due to increased use of commercial lines of credit.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s most significant form of market risk is interest rate risk, as the majority of the assets and liabilities are sensitive to changes in interest rates. There have been no material changes in the Company’s interest rate risk position since December 31, 2011. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

ITEM 4T. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in response to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.       MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.      OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

31.1         Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2         Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1         Written Statement of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2         Written Statement of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

ITEM 7. MISCELLANEOUS

Under the Banks program of giving annual years-of-service awards to Bank employees, the Bank purchased 72 shares at an average price of $11.35 per share in a non public open-market transaction on April 2, 2012. This purchase satisfied the program for this year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSONVILLE BANCORP
(Registrant)

/s/ Wayne V. Zanetti

Wayne V. Zanetti

President and Chief Executive Officer

/s/ John A. Russell

John A. Russell

Treasurer and Chief Financial Officer

May 15, 2012

