Form 10-Q
period 2012-06-30
JEFFERSONVILLE BANCORP
filed 2012-08-14
CIK 874495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $0.50 par value per share	4,234,505 shares

Jeffersonville Bancorp and Subsidiary

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of June 30,	As of December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
Cash and cash equivalents	$37,773	$11,776
Securities available for sale, at fair value	114,316	107,428
Securities held to maturity, estimated fair value of $4,808 at June 30, 2012 and $6,989 at December 31, 2011	4,471	6,613
Loans, net of allowance for loan losses of $5,154 at June 30, 2012 and $4,712 at December 31, 2011	262,520	271,926
Accrued interest receivable	1,746	1,797
Bank-owned life insurance	14,905	15,342
Foreclosed real estate	1,874	2,954
Premises and equipment, net	5,306	5,500
Restricted investments	2,159	2,420
Other assets	6,507	7,756
Total Assets	$451,577	$433,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Demand deposits (non-interest bearing)	$72,295	$61,441
NOW and super NOW accounts	51,614	45,693
Savings and insured money market deposits	112,334	102,180
Time deposits	146,841	150,395
Total Deposits	383,084	359,709

Federal Home Loan Bank long-term borrowings	10,000	15,000
Other liabilities	8,150	9,388
Total Liabilities	401,234	384,097

Stockholders’ equity
Series A preferred stock, no par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $0.50 par value; 11,250,000 shares authorized, 4,767,786 shares issued with 4,234,505 outstanding at both June 30, 2012 and December 31, 2011	2,384	2,384
Paid-in capital	6,483	6,483
Treasury stock, at cost; 533,281 shares at both June 30, 2012 and December 31, 2011	(4,965)	(4,965)
Retained earnings	45,942	44,862
Accumulated other comprehensive income	499	651
Total Stockholders’ Equity	50,343	49,415
Total Liabilities and Stockholders’ Equity	$451,577	$433,512

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Income

(In thousands, except per share data)

For the three months ended June 30,	2012	2011
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$4,081	$4,226
Securities:
Taxable	381	424
Tax-exempt	669	627
Interest bearing deposits	15	8
Total Interest and Dividend Income	5,146	5,285

INTEREST EXPENSE
Deposits	451	691
Federal Home Loan Bank borrowings	125	150
Total Interest Expense	576	841

Net interest income	4,570	4,444
Provision for loan losses	450	400
Net Interest Income after Provision for Loan Losses	4,120	4,044

NON-INTEREST INCOME
Service charges	352	382
Fee income	259	244
Earnings on bank-owned life insurance	123	124
Net gain on sale of securities	1	9
Other non-interest income	62	60
Total Non-Interest Income	797	819

NON-INTEREST EXPENSES
Salaries and employee benefits	1,952	2,007
Occupancy and equipment expenses	518	533
Foreclosed real estate expense, net	365	341
Other non-interest expenses	823	856
Total Non-Interest Expenses	3,658	3,737

Income before income tax expense	1,259	1,126
Income tax expense	214	151
Net Income	$1,045	$975

Basic earnings per common share	$0.25	$0.23
Average common shares outstanding	4,235	4,235
Cash dividends declared per share	$0.13	$0.13

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

For the three months ended June 30,		2012		2011
		(Unaudited)		(Unaudited)

Net Income		$1,045		$975

Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(319)		$683
Income tax (expense) benefit	128		(274)
Net unrealized holding gains (losses) arising during the period, net of tax		(191)		409

Reclassification adjustment for net realized gains included in income	(1)		(9)
Income tax expense	—		4
Reclassification adjustment for net realized gains included in income, net of tax		(1)		(5)

Amortization of pension and post retirement liabilities’ gains	43		48
Income tax expense	(17)		(19)
Amortization of pension and post retirement liabilities’ gains, net of tax		26		29

Other comprehensive income (loss), net of tax		(166)		433
Comprehensive income		$879		$1,408

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Income

(In thousands, except per share data)

For the six months ended June 30,	2012	2011
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Loan interest and fees	$8,361	$8,534
Securities:
Taxable	716	815
Tax-exempt	1,310	1,216
Interest bearing deposits	23	15
Total Interest and Dividend Income	10,410	10,580

INTEREST EXPENSE
Deposits	939	1,400
Federal Home Loan Bank borrowings	275	299
Other	—	1
Total Interest Expense	1,214	1,700

Net interest income	9,196	8,880
Provision for loan losses	1,050	1,000
Net Interest Income after Provision for Loan Losses	8,146	7,880

NON-INTEREST INCOME
Service charges	697	743
Fee income	502	483
Earnings on bank-owned life insurance	213	238
Life insurance benefit	93	—
Net gain on sale of securities	34	9
Other non-interest income	91	88
Total Non-Interest Income	1,630	1,561

NON-INTEREST EXPENSES
Salaries and employee benefits	3,947	4,017
Occupancy and equipment expenses	1,014	1,112
Foreclosed real estate expense, net	418	380
Other non-interest expenses	1,859	2,088
Total Non-Interest Expenses	7,238	7,597

Income before income tax expense	2,538	1,844
Income tax expense	358	165
Net Income	$2,180	$1,679

Basic earnings per common share	$0.51	$0.40
Average common shares outstanding	4,235	4,235
Cash dividends declared per share	$0.26	$0.26

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income

(In thousands)

For the six months ended June 30,		2012		2011
		(Unaudited)		(Unaudited)

Net Income		$2,180		$1,679

Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	$(303)		$863
Income tax (expense) benefit	122		(346)
Net unrealized holding gains (losses) arising during the period, net of tax		(181)		517

Reclassification adjustment for net realized gains included in income	(34)		(9)
Income tax expense	13		4
Reclassification adjustment for net realized gains included in income, net of tax		(21)		(5)

Amortization of pension and post retirement liabilities’ gains	83		70
Income tax expense	(33)		(28)
Amortization of pension and post retirement liabilities’ gains, net of tax		50		42

Other comprehensive income (loss), net of tax		(152)		554
Comprehensive income		$2,028		$2,233

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

For the six months ended June 30,	2012	2011
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net income	$2,180	$1,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,000
Depreciation and amortization	374	371
Net loss on revaluation and sale of foreclosed real estate	188	113
Earnings on bank-owned life insurance	(213)	(238)
Life insurance benefit	(93)	—
Net gain on sale of securities	(34)	(9)
(Benefit) expense deferred income tax	(18)	325
Decrease in accrued interest receivable	51	113
Decrease in other assets	1,347	104
Decrease in other liabilities	(1,155)	(471)
Net Cash Provided by Operating Activities	3,677	2,987

INVESTING ACTIVITIES:
Proceeds from maturities and calls:
Securities available for sale	18,520	16,605
Securities held to maturity	2,357	1,195
Proceeds from sales of securities available for sale	348	651
Purchases:
Securities available for sale	(26,059)	(25,062)
Securities held to maturity	(215)	(2,539)
Principal collections, net of disbursement for loans	7,329	3,674
Proceeds from cash surrender value of bank-owned life insurance	1,078	—
Purchase of bank owned life insurance	(335)	—
Purchase of restricted investments	—	(230)
Redemption of restricted investments	261	616
Purchases of premises and equipment	(180)	(100)
Proceeds from sales of foreclosed real estate	1,941	529
Net Cash Provided by (Used in) Investing Activities	5,045	(4,661)

FINANCING ACTIVITIES:
Net increase in deposits	23,375	20,449
Net decrease in short-term debt	—	(9,303)
Repayments of Federal Home Loan Bank borrowings	(5,000)	—
Cash dividends paid	(1,100)	(1,101)
Net Cash Provided by Financing Activities	17,275	10,045

Net Increase in Cash and Cash Equivalents	25,997	8,371
Cash and Cash Equivalents at Beginning of Year	11,776	7,518
Cash and Cash Equivalents at End of Period	$37,773	$15,889

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$1,264	$1,727
Cash paid for income taxes	470	131
Transfer of loans to foreclosed real estate	1,027	2,000

See accompanying notes to unaudited consolidated interim financial statements.

Jeffersonville Bancorp and Subsidiary

Notes to Consolidated Interim Financial Statements

June 30, 2012

(Unaudited)

A.	Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Jeffersonville Bancorp and its wholly owned subsidiary, The First National Bank of Jeffersonville (collectively, Jeffersonville Bancorp and its subsidiary are referred to herein as the “Company”), with all significant intercompany transactions having been eliminated. In the opinion of management of the Company, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present the financial position of the Company as of June 30, 2012 and December 31, 2011, the results of operations for the three and six month periods ended June 30, 2012 and 2011, and the cash flows for the six month periods ended June 30, 2012 and 2011. Certain reclassifications have been made, when necessary, in order to conform to the current year’s presentation. All adjustments are normal and recurring. Interim period results are not necessarily indicative of full year results. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and should be read in conjunction with the Company's consolidated year-end financial statements, including notes thereto, which are included in the 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 2012.

The Company has evaluated subsequent events and transactions occurring through the date of issuance of the financial data included herein.

B.	Earnings per Share

Basic earnings per share amounts were calculated based on weighted average common shares outstanding. For the three and six month periods ended June 30, 2012 and 2011, the weighted average common shares outstanding were 4,234,505. There were no dilutive securities outstanding during either period.

C.	Accumulated Other Comprehensive Income

At June 30, 2012 and December 31, 2011, the components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
Accumulated Other Comprehensive Income, Net of Tax	2012	2011
Supplemental executive retirement plan	$(557)	$(604)
Postretirement benefits	2,430	2,512
Defined benefit pension liability	(4,302)	(4,420)
Net unrealized holding gains on securities available for sale	3,260	3,597
Accumulated other comprehensive income, before tax	831	1,085
Income taxes related to accumulated other comprehensive income	(332)	(434)
Total	$499	$651

D.	New Accounting Pronouncements

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

E.	Loans

The major classifications of loans are as follows at June 30, 2012 and December 31, 2011 (in thousands):

Loans, Net	2012	2011
Commercial
Commercial real estate loans:
Commercial mortgage	$91,643	$94,799
Farm land	5,937	6,336
Construction	1,851	1,873
Total commercial real estate loans	99,431	103,008
Other commercial loans:
Commercial loans	24,533	24,715
Agricultural loans	1,999	1,806
Total other commercial loans	26,532	26,521
Total commercial loans	125,963	129,529
Consumer
Consumer real estate loans:
Residential mortgage	103,656	107,316
Home equity	29,799	31,081
Construction	2,449	2,107
Total residential real estate loans	135,904	140,504
Other consumer loans:
Consumer installment loans	4,540	5,250
Other consumer loans	1,267	1,355
Total other loans	5,807	6,605
Total consumer loans	141,711	147,109
Total gross loans	267,674	276,638
Allowance for loan losses	(5,154)	(4,712)
Total loans, net	$262,520	$271,926

Included in the above loan amounts are deferred loan fees and origination costs of $305,000 and $313,000 as of June 30, 2012 and December 31, 2011, respectively.

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

Information on nonperforming loans is summarized as follows at June 30, 2012 and December 31, 2011 (in thousands):

		Commercial	Commercial	Residential	Consumer
Nonperforming Loans	Total Loans	Real Estate	Other	Real Estate	Other
June 30, 2012:
Nonaccrual loans	$7,771	$4,742	$1,025	$1,861	$143
Trouble debt restructures	1,163	409	66	688	—
Total nonaccrual loans	8,934	5,151	1,091	2,549	143
Loans past due 90 days or more and still accruing interest	1,388	206	218	961	3
Total nonperforming loans	$10,322	$5,357	$1,309	$3,510	$146

December 31, 2011:
Nonaccrual loans	$7,950	$5,221	$1,109	$1,477	$143
Trouble debt restructures	1,132	412	106	614	—
Total nonaccrual loans	9,082	5,633	1,215	2,091	143
Loans past due 90 days or more and still accruing interest	1,148	135	8	1,004	1
Total nonperforming loans	$10,230	$5,768	$1,223	$3,095	$144

There were no nonperforming loans in the consumer installment class at June 30, 2012 or December 31, 2011.

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

Impaired commercial loans are also included in nonperforming loans in the table above. The table below presents impaired loans, including trouble debt restructurings, as of June 30, 2012 and December 31, 2011 and their effect on interest income for the three and six months ended June 30, 2012 and June 30, 2011 (in thousands).

		Commercial	Commercial	Residential
Impaired Loans	Total Loans	Real Estate	Other	Real Estate
June 30, 2012:
Unpaid principal balance	$8,732	$6,590	$1,356	$786
Recorded investment	7,858	6,079	1,091	688
Average balance	8,292	6,502	1,100	690
Interest income for the three months ended:
Interest contractually due at original rates	119	99	19	1
Interest income recognized	112	86	15	11
Interest income for the six months ended:
Interest contractually due at original rates	219	177	39	3
Interest income recognized	191	141	30	20

Impaired loans:
Loans with no allowance	$6,556	$5,268	$689	$599
Loans with an allowance recorded	1,302	811	402	89
Related specific allowance	$387	$161	$210	$16

June 30, 2011:
Unpaid principal balance	$10,319	$8,331	$1,480	$508
Recorded investment	8,632	6,853	1,299	480
Average balance	11,658	9,627	1,534	497
Interest income for the three months ended:
Interest contractually due at original rates	150	134	11	5
Interest income recognized	59	48	11	—
Interest income for the six months ended:
Interest contractually due at original rates	332	299	28	5
Interest income recognized	245	207	38	—

Impaired loans:
Loans with no allowance	$5,551	$4,368	$703	$480
Loans with an allowance recorded	3,081	2,485	596	—
Related specific allowance	$362	$274	$88	$—

December 31, 2011:
Unpaid principal balance	$9,513	$7,328	$1,416	$769
Recorded investment	8,147	6,271	1,201	675
Average balance	11,493	9,238	1,491	764

Impaired loans:
Loans with no allowance	$6,342	$4,978	$689	$675
Loans with an allowance recorded	1,805	1,293	512	—
Related specific allowance	$328	$205	$123	$—

Loans restructured under the guidelines of ASC 310-40 Receivables Troubled Debt Restructures by Creditors are disclosed below as of June 30, 2012 and 2011 (in thousands):

	As of June 30, 2012				As of December 31, 2012
		Pre-Mod-	Post-Mod-			Pre-Mod-	Post-Mod-
		ification	ification	Current		ification	ification	Current
Trouble Debt		Recorded	recorded	recorded		recorded	recorded	recorded
Restructure	No.	investment	investment	investment	No.	investment	investment	investment
Commercial:
Real estate	2	$417	$430	$409	2	$417	$430	$412
Commercial loans	1	110	119	66	1	110	119	106
Consumer:
Real estate	3	702	792	689	3	580	649	614

	For the three months ended June 30, 2012				For the six months ended June 30, 2012
		Pre-Mod-	Post-Mod-			Pre-Mod-	Post-Mod-
		ification	ification	Current		ification	ification	Current
Trouble Debt		Recorded	recorded	recorded		recorded	recorded	recorded
Restructure	No.	investment	investment	investment	No.	investment	investment	investment
Consumer:
Real estate	1	122	143	89	1	122	143	89

A loan is classified as a troubled debt restructuring (“TDR”) when a concession that the Bank would not otherwise have considered is granted to a borrower experiencing financial difficulty. Most of the Bank’s TDRs involve the restructuring of loan terms to reduce the total payment amount in order to assist those borrowers who are experiencing temporary financial difficulty. In a TDR, the Bank may also increase loan balances for unpaid interest and fees or acquire additional collateral to secure its position. For the three and six months ended June 30, 2011, the Bank had no new loans that qualified as a TDR. During the first six months of 2012, the Bank had one consumer real estate loan that qualified as a TDR. As of June 30, 2012, the Bank had $59,000 allocated in specific reserves on TDRs with a recorded investment of $155,000 and had charged off $91,000 to borrowers whose loan terms have been modified as TDRs. At June 30, 2012 and December 31, 2011, the Bank had a total of $1,009,000 and $1,003,000, respectively, in TDRs which did not require a specific reserve. The specific reserve component was determined by using fair value of the underlying collateral obtained through independent appraisals and internal evaluations, or by discounting the total expected future cash flows. The Bank has not committed to lend any additional funds to customers whose loans are classified as a TDR as of June 30, 2012. The Bank evaluates TDRs that are over 60 days past due to determine whether or not they are in default. However, all TDRs over 90 days past due are reported as “in default." For the periods ended June 30, 2012, there were no TDRs considered to be in default for loans restructured in the preceding twelve months.

Management reviews risk ratings on a monthly basis and the following illustrates total loans by credit risk profiles based on internally assigned grades and categories as of June 30, 2012 and December 31, 2011 (in thousands):

		Commercial		Consumer
Loans by Risk Ratings	Total	Real Estate	Other	Real Estate	Installment	Other

June 30, 2012:
Pass	$46,494	$36,531	$9,963
Pass watch	47,266	36,167	11,099
Special mention	9,334	7,650	1,684
Substandard	21,071	18,662	2,409
Doubtful	401	120	281
Non-reviewed	143,108	301	1,096	$135,904	$4,540	$1,267
Total	$267,674	$99,431	$26,532	$135,904	$4,540	$1,267

December 31, 2011:
Pass	$49,110	$37,683	$11,427
Pass watch	49,170	38,391	10,779
Special mention	8,408	7,197	1,211
Substandard	21,495	19,209	2,286
Doubtful	190	142	48
Non-reviewed	148,265	386	770	$140,504	$5,250	$1,355
Total	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355

The following table illustrates the aging of past due loans by category as at June 30, 2012 and December 31, 2011 (in thousands):

			Greater				Over 90
	30-59 Days	60-89 Days	than	Total		Total	and
Category of loans	past due	past due	90 Days	past due	Current	loans	accruing

June 30, 2012:
Commercial real estate	$1,369	$4,426	$2,839	$8,634	$90,797	$99,431	$206
Commercial other	148	316	217	681	25,851	26,532	—
Residential real estate	2,428	3,138	1,855	7,421	128,483	135,904	961
Consumer installment	234	30	3	267	4,273	4,540	218
Other consumer	4	—	—	4	1,263	1,267	3
Total	$4,183	$7,910	$4,914	$17,007	$250,667	$267,674	$1,388

December 31, 2011:
Commercial real estate	$1,858	$1,736	$3,250	$6,844	$96,164	$103,008	$135
Commercial other	435	203	131	769	25,752	26,521	8
Residential real estate	3,700	2,210	1,335	7,245	133,259	140,504	1,004
Consumer installment	121	103	145	369	4,881	5,250	1
Other consumer	5	—	—	5	1,350	1,355	—
Total	$6,119	$4,252	$4,861	$15,232	$261,406	$276,638	$1,148

As of June 30, 2012 and December 31, 2011, nonaccrual loans included $5.4 million as of both dates which are paying currently but have not met the specific criteria to be placed on accrual status.

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

Special mention and substandard pool rates are determined by the greater of the Bank’s weighted three-year average loss percentages or historical loss rolling average of the prior eight quarters. The method used in this calculation collects all commercial loans and mortgages from one year ago, observes their status and rating at the current time, and computes the historical loss rolling average for these rating categories by using the losses experienced by those particular loans over the past year. These allowance pool rates are then adjusted based on management’s current assessment of eight risk factors. These risk factors are:

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

The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or as later events occur or circumstances change. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, changes in generally accepted accounting principles or other factors.

Changes in the allowance for loan losses and the related loans evaluated for credit losses are summarized as follows for the periods ended June 30, 2012 and 2011 and December 31, 2011 (in thousands):

		Commercial		Consumer
Allowance for Loan Losses	Total	Real Estate	Other	Real Estate	Installment	Other	Unallocated
Three months ended June 30, 2012:
Beginning balance April 1	$5,056	$2,693	$629	$1,289	$83	$68	$294
Charge-offs	(378)	(40)	(93)	(198)	(31)	(16)	—
Recoveries	26	—	5	—	11	10	—
Provision	450	72	185	291	29	(12)	(115)
Ending balance June 30	$5,154	$2,725	$726	$1,382	$92	$50	$179

Six months ended June 30, 2012:
Beginning balance January 1	$4,712	$2,646	$557	$1,244	$70	$61	$134
Charge-offs	(676)	(61)	(93)	(385)	(98)	(39)	—
Recoveries	68	1	12	6	23	26	—
Provision	1,050	139	250	517	97	2	45
Ending balance June 30	$5,154	$2,725	$726	$1,382	$92	$50	$179

Ending balance as related to loans:
Evaluated collectively
[general reserve]	$4,767	$2,564	$516	$1,366	$92	$50	$179
Evaluated individually
[specific reserve]	387	161	210	16	—	—	—

Total loans	$267,674	$99,431	$26,532	$135,904	$4,540	$1,267
Loans evaluated for impairment
Loans evaluated collectively	259,816	93,352	25,441	135,216	4,540	1,267
Loans evaluated individually	7,858	6,079	1,091	688	—	—

Three months ended June 30, 2011:
Beginning balance April 1	$4,146	$2,153	$512	$1,232	$94	$64	$91
Charge-offs	(59)	6	(13)	—	(13)	(39)	—
Recoveries	27	—	2	1	13	11	—
Provision	400	176	30	(21)	(12)	38	189
Ending balance June 30	$4,514	$2,335	$531	$1,212	$82	$74	$280

Six months ended June 30, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(890)	(621)	(75)	(100)	(32)	(62)	—
Recoveries	69	10	5	1	31	22	—
Provision	1,000	786	(21)	98	(23)	53	107
Ending balance June 30	$4,514	$2,335	$531	$1,212	$82	$74	$280

Ending balance as related to loans:
Evaluated collectively
[general reserve]	$4,152	$2,061	$443	$1,212	$82	$74	$280
Evaluated individually
[specific reserve]	362	274	88	—	—	—	—

Total loans	$275,652	$103,340	$25,387	$139,827	$5,708	$1,390
Loans evaluated for impairment
Loans evaluated collectively	267,020	96,487	24,088	139,347	5,708	1,390
Loans evaluated individually	8,632	6,853	1,299	480	—	—

For the year ended December 31, 2011:
Beginning balance January 1	$4,335	$2,160	$622	$1,213	$106	$61	$173
Charge-offs	(1,943)	(1,404)	(129)	(223)	(80)	(107)	—
Recoveries	120	10	13	7	51	39	—
Provision	2,200	1,880	51	247	(7)	68	(39)
Ending balance December 31	$4,712	$2,646	$557	$1,244	$70	$61	$134

Ending balance as related to loans:
Evaluated collectively
[general reserve]	$4,384	$2,441	$434	$1,244	$70	$61	$134
Evaluated individually
[specific reserve]	328	205	123	—	—	—	—

Total loans	$276,638	$103,008	$26,521	$140,504	$5,250	$1,355
Loans evaluated for impairment
Loans evaluated collectively	268,491	96,737	25,320	139,829	5,250	1,355
Loans evaluated individually	8,147	6,271	1,201	675	—	—

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

The amortized cost and estimated fair value of available for sale and held to maturity securities at June 30, 2012 and December 31, 2011 are as follows (in thousands):

June 30, 2012	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$3,464	$1	$(1)	$3,464
Obligations of states and political subdivisions – New York State	67,518	2,500	(98)	69,920
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	28,157	909	(14)	29,052
Corporate debt – financial services industry	11,189	54	(106)	11,137
Certificates of deposit – financial services industry	98	—	—	98
	110,426	3,464	(219)	113,671
Equity securities – financial services industry	630	18	(3)	645
Total securities available for sale	$111,056	$3,482	$(222)	$114,316

Securities Held to Maturity – Obligations of states and political subdivisions	$4,471	$337	$—	$4,808

December 31, 2011	Amortized	Gross unrealized		Estimated
Investment Securities	cost	gains	losses	fair value
Securities Available for Sale:
Government Sponsored Enterprises (GSE)	$2,260	$1	$—	$2,261
Obligations of states and political subdivisions – New York State	65,591	2,856	—	68,447
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	27,536	1,119	(20)	28,635
Corporate debt – financial services industry	7,822	7	(300)	7,529
Certificates of deposit – financial services industry	98	—	—	98
	103,307	3,983	(320)	106,970
Equity securities – financial services industry	524	6	(72)	458
Total securities available for sale	$103,831	$3,989	$(392)	$107,428

Securities Held to Maturity – Obligations of states and political subdivisions	$6,613	$376	$—	$6,989

Proceeds from sale, gross gains and gross losses realized on sales of securities available for sale were as follows for the three and six months ended June 30, 2012 and 2011 (in thousands). There were no sales of securities held to maturity during the three or six months ended June 30, 2012 or June 30, 2011.

For the periods ended June 30	Gross	Gross
Sale of Available for Sale Securities	Proceeds	Gains	Losses	Net Gain

Three months ended:
2012	$113	$1	$—	$1
2011	$651	$9	$—	$9

Six months ended:
2012	$348	$34	$—	$34
2011	$651	$9	$—	$9

The amortized cost and estimated fair value of securities available for sale and held to maturity at June 30, 2012, by remaining period to contractual maturity, are shown in the following table (in thousands). Actual maturities will differ from contractual maturities because of security prepayments and the right of certain issuers to call or prepay their obligations.

	Amortized	Estimated
Investment Securities	cost	fair value
Within one year	$24,392	$24,662
One to five years	34,703	35,813
Five to ten years	26,943	28,231
Over ten years	702	721
	86,740	89,427
Mortgage-backed securities	28,157	29,052
Equity securities	630	645
Total Investment Securities	$115,527	$119,124

Investment securities in a continuous unrealized loss position are reflected in the following table which groups individual securities by length of time that they have been in a continuous unrealized loss position, and then details by investment category the number of instruments aggregated with their gross unrealized losses and the fair values at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Less than 12 months			12 months or more			Total
June 30, 2012		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Government Sponsored Enterprises (GSE)	1	$2,011	$1	—	$—	$—	1	$2,011	$1
Obligations of states and political subdivisions – New York State	47	8,412	98	—	—	—	47	8,412	$98
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	4	3,790	6	1	472	8	5	4,262	$14
Corporate debt – financial services industry	8	6,508	106	—	—	—	8	6,508	106
Total debt securities	60	20,721	211	1	472	8	61	21,193	219
Equity securities – financial services industry	2	281	3	—	—	—	2	281	3
Total securities available for sale	62	$21,002	$214	1	$472	$8	63	$21,474	$222

	Less than 12 months			12 months or more			Total
December 31, 2011		Estimated	Unrealized		Estimated	Unrealized		Estimated	Unrealized
Investment Securities	No.	fair value	losses	No.	fair value	losses	No.	fair value	losses
Securities Available for Sale:
Debt Securities:
Mortgage-backed securities and collateralized mortgage obligations – GSE residential	3	$2,166	$20	—	$—	$—	3	$2,166	$20
Corporate debt – financial services industry	7	6,526	300	—	—	—	7	6,526	300
Total debt securities	10	8,692	320	—	—	—	10	8,692	320
Equity securities – financial services industry	4	325	72	—	—	—	4	325	72
Total securities available for sale	14	$9,017	$392	—	$—	$—	14	$9,017	$392

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

As of June 30, 2012, management believes that none of the unrealized losses on debt securities at June 30, 2012 are due to the underlying credit quality of the issuers of the securities, but instead are primarily related to market interest rates, and the full value of the securities will be realized upon maturity. Additionally, the Company does not intend to sell the securities and it is more-likely-than-not that the Company will not be required to sell the securities before recovery of their amortized cost. Therefore, no impairment was recognized on these securities. As there was no credit loss, no impairment charge was recorded for the six month periods ended June 30, 2012 or June 30, 2011. Management believes the unrealized losses related to the three equity securities held at June 30, 2012 do not represent other-than-temporary impairment as losses are believed to be due to market fluctuations and not credit concerns with regard to the issuers.

H.	Restricted Investments

Restricted investments include stock held in correspondent banks, the Federal Reserve Bank, and trust preferred stock. The trust preferred stock represents the Bank’s investment in the Sullivan County Senior Housing partnership and cannot be sold to a third party. The stock is valued at par of $1,000,000 and is fully secured by an investment grade bond. The trust preferred stock is evaluated quarterly for impairment and the Company believes that there was no impairment on this trust preferred stock for the periods ended June 30, 2012 or June 30, 2011. The investment in the stock of the correspondent banks totaled $210,000 as of June 30, 2012 and December 31, 2011. As a member of the Federal Home Loan Bank of New York (FHLB), the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements. This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par value. As a result of these restrictions, FHLB stock is unlike the Company’s other investment securities insofar as there is no trading market for FHLB stock and the transfer price is determined by FHLB membership rules, not by market participants. As of June 30, 2012 and December 31, 2011, our FHLB stock totaled $949,000 and $1,210,000, respectively, and is included as a part of restricted investments on the consolidated balance sheets.

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

After evaluating all of these considerations, the Company concluded that the par value of its investment in FHLB stock will be recovered. Accordingly, no impairment charge was recorded on these securities during the three or six months ended June 30, 2012 or 2011. Our evaluation of the factors described above, in future periods, could result in the recognition of impairment charges on FHLB stock.

I.	Pension and Other Postretirement Benefits

The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The Company also sponsors a postretirement medical, dental and life insurance benefit plan for qualifying pension plan retirees as disclosed in the 2011 Annual Report on Form 10-K.

The components of the net periodic benefit cost (benefit) for the three and six months ended June 30, for these plans were as follows (in thousands):

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the three months ended June 30,	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$82	$86	$11	$13
Interest cost	138	141	17	24
Expected return on plan assets	(156)	(151)	—	—
Amortization of prior service cost	—	—	(39)	(39)
Recognized net actuarial loss	59	35	(1)	—
Net amount recognized	$123	$111	$(12)	$(2)

Net Periodic Benefit Cost (Benefit)	Pension benefit		Postretirement benefit
For the six months ended June 30,	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$164	$172	$22	$26
Interest cost	276	282	34	48
Expected return on plan assets	(312)	(302)	—	—
Amortization of prior service cost	—	—	(78)	(78)
Recognized net actuarial loss	118	70	(2)	—
Net amount recognized	$246	$222	$(24)	$(4)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2011, that it expected to contribute $852,000 to its pension plan and $92,000 to its other postretirement benefits plan in 2012. As of June 30, 2012, a contribution of $852,000 was made to the pension plan and $44,000 of contributions had been made to the other postretirement benefits plan. It is expected that the Company will make the full $92,000 contribution this year to the other postretirement benefits plan. No further contributions to the pension plan are expected this year.

J.	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. The Company has issued unconditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $557,000 and $693,000 at June 30, 2012 and December 31, 2011, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios are generally consistent with loan-to-value requirements for other commercial loans secured by similar types of collateral. The fair value of the Company’s standby letters of credit at June 30, 2012 and December 31, 2011 was not significant.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011, respectively are as follows (in thousands):

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
Fair Value Hierarchy		Markets for	Other	Significant
For Assets Valued on a		Identical	Observable	Unobservable
Recurring and Non-recurring Basis	Total	Assets	Inputs	Inputs
June 30, 2012:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$3,464	$—	$3,464	$—
Obligations of state and political subdivisions – New York state (a)	69,920	—	69,920	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	29,052	—	29,052	—
Corporate debt – financial services industry	11,137	—	11,137	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	645	645	—	—
	$114,316	$743	$113,573	$—
Non-recurring:
Foreclosed real estate	$74	$—	$—	$74
Impaired loans	915	—	—	915
	$989	$—	$—	$989
December 31, 2011:
Recurring:
Available for sale securities
Government sponsored enterprises (“GSE”) (a)	$2,261	$—	$2,261	$—
Obligations of state and political subdivisions – New York state (a)	68,447	—	68,447	—
Mortgage backed securities and collateralized mortgage obligations – GSE residential (a)	28,635	—	28,635	—
Corporate debt – financial services industry	7,529	—	7,529	—
Certificates of deposit – financial services industry	98	98	—	—
Equity securities – financial services industry	458	458	—	—
	$107,428	$556	$106,872	$—
Non-recurring:
Foreclosed real estate	$831	$—	$—	$831
Impaired loans	1,477	—	—	1,477
	$2,308	$—	$—	$2,308

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011:

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

Impaired Loans

Impaired loans, which are predominately commercial real estate loans where it is probable that the Bank will be unable to collect all amounts due per the contractual terms of the loan agreement, are those in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, liquidation value or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. Impaired loans are transferred out of the Level 3 fair value hierarchy when payments reduce the outstanding loan balance below the fair value of the loan’s collateral or the loan is foreclosed upon. If the financial condition of the borrower improves such that collectability of all contractual amounts due is probable, and payments are current for nine months, the loan is transferred out of impaired status. As of June 30, 2012 and December 31, 2011, the fair values of collateral-dependent impaired loans were calculated using an outstanding balance of $1,302,000 and $1,805,000, less a valuation allowance of $387,000 and $328,000, respectively. Impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

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

For fixed rate loan commitments, fair value estimates also consider the difference between current market interest rates and the committed rates. At June 30, 2012 and December 31, 2011, the fair values of these financial instruments approximated the related carrying values which were not significant.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company has computed fair value based on Level 3 values:

	Fair value	Valuation		Unobservable
Nonrecurring Assets	estimate	techniques		input		Range
Foreclosed real estate	$74	Appraisal of collateral	(a)	Appraisal adjustments	(b)	0% to -10%
				Liquidation expenses	(b)	0% to -20%
Impaired loans	$915	Appraisal of collateral	(a)	Appraisal adjustments	(b)	0% to -10%
				Liquidation expenses	(b)	0% to -20%

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

The following is a summary of the net carrying amounts and estimated fair values of the Company’s financial assets and liabilities (none of which were held for trading purposes) at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Net carrying	Estimated	Net carrying	Estimated
Financial Assets and Liabilities (in thousands)	amount	fair value	amount	fair value
Financial assets:
Cash and cash equivalents	$37,773	$37,773	$11,776	$11,776
Securities available for sale	114,316	114,316	107,428	107,428
Securities held to maturity	4,471	4,808	6,613	6,989
Loans, net	262,520	262,904	271,926	270,801
Accrued interest receivable	1,746	1,746	1,797	1,797
Restricted investments	2,159	2,159	2,420	2,420
Financial liabilities:
Savings, money market and checking accounts	236,243	236,243	209,314	209,314
Time deposits	146,841	147,296	150,395	150,922
Accrued interest payable	160	160	210	210
Federal Home Loan Bank borrowings	10,000	10,304	15,000	15,489

Off balance sheet financial instruments:
Lending commitments	—	—	—	—
Letters of credit	—	—	—	—

The following table presents financial assets and financial liabilities that were measured or disclosed at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2012.

		(Level 1)
		Quoted
		Prices in	(Level 2)
		Active	Significant	(Level 3)
		Markets for	Other	Significant
	Fair	Identical	Observable	Unobservable
Financial Assets and Liabilities (in thousands)	Value	Assets	Inputs	Inputs
Financial assets:
Cash and cash equivalents	$37,773	$37,773	$—	$—
Securities available for sale	114,316	743	113,473	—
Securities held to maturity	4,808	—	4,808	—
Loans, net	262,904	—	—	262,904
Accrued interest receivable	1,746	1,746	—	—
Restricted investments	2,159	2,159	—	—
Financial liabilities:
Savings, money market and checking accounts	236,243	236,243	—	—
Time deposits	147,296	—	147,296	—
Accrued interest payable	160	160	—	—
Federal Home Loan Bank borrowings	10,304	—	10,304	—

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

A.                 Overview – Financial Condition

During the period from December 31, 2011 to June 30, 2012, total assets increased $18.0 million or 4.2%. The increase was primarily due to a net $26.0 million increase in cash and cash equivalents to $37.8 million and a $6.9 million or 6.4% increase to $114.3 million in available for sale securities partially offset by a $9.4 million or 3.5% decrease in net loans to $262.5 million at June 30, 2012 and a $2.1 million or 32.4% decrease in securities held to maturity. The net increase in total assets was funded by deposit growth.

Total deposits increased $23.4 million or 6.5% to $383.1 million at June 30, 2012. NOW and super NOW accounts increased $5.9 million or 13.0% to $51.6 million, and savings and insured money market deposits increased $10.2 million or 9.9% to $112.3 million all due to the Bank’s enhanced sales initiative and the continued shift of customer money to safer investments. Core non-interest bearing deposits increased $10.9 million or 17.7% to $72.3 million at June 30, 2012. In addition, depositors have increasingly brought deposits to the Bank, due to a lack of other investment opportunities and economic uncertainty. Time deposits decreased $3.6 million or 2.4% to $146.8 million at June 30, 2012 as high yielding deposits were not replaced. Long-term borrowings consisting of loans from the Federal Home Loan Bank were repaid in the amount of $5.0 million and not replaced.

Total stockholders’ equity increased $928,000 or 1.9% from $49.4 million at December 31, 2011 to $50.3 million at June 30, 2012. This increase was the result of net income of $2,180,000 plus a decrease of $152,000 in accumulated other comprehensive income, partially offset by the payment of cash dividends of $1,100,000.

Loans

Various statistics follow as of and for the periods ended June 30, 2012 and 2011 and as of and for the year ended December 31, 2011:

	June 30,	June 30,	December 31,
	2012	2011	2011
Annualized net charge-offs as a percentage of average outstanding loans	0.45%	0.59%	0.66%
Allowance for loan losses to:
Total loans	1.93%	1.64%	1.70%
Total non-performing loans	49.9%	40.8%	46.1%

The allowance for loan losses was $5.2 million at June 30, 2012, $4.5 million at June 30, 2011 and $4.7 million at December 31, 2011. Total nonperforming loans were $10.3 million at June 30, 2012 and $10.2 million at December 31, 2011, an increase of $92,000. Net loan charge-offs decreased to $608,000 for the six months ended June 30, 2012 from $821,000 in the same period of 2011, and gross charge-offs decreased to $676,000 in 2012 from $890,000 in 2011. The provision for loan losses was $1,050,000 and $1,000,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. The allowance’s coverage on nonperforming loans was 49.9% at June 30, 2012, 46.1% at December 31, 2011 and 40.8% at June 30, 2011. The increase in the allowance for loan losses reflects the increased average historical rolling loss due to the timing of historical charge-offs, which factors into the allowance calculations. The Bank’s loans remain well collateralized, and based on management’s analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate. However, Federal regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

B.                    Capital

Under the Federal Reserve’s risk-based capital rules at June 30, 2012, the Bank’s Tier I risk-based capital was 17.2 % and total risk-based capital was 18.5% of risk-weighted assets. These risk-based capital ratios are well above the minimum regulatory requirements of 4.0% for Tier I capital and 8.0% for total risk-based capital. The Bank’s leverage ratio (Tier I capital to average assets) of 10.7% is well above the 4.0% minimum regulatory requirement.

The following table shows the Bank’s actual capital measurements compared to the minimum regulatory requirements (dollars in thousands).

	June 30,	December 31,
	2012	2011
Tier I Capital
Banks’ equity, excluding the after-tax net of accumulated other comprehensive income	$47,627	$46,476
Tier II Capital
Allowance for loan losses (1)	$3,481	$3,557
Total risk-based capital	$51,108	$50,033
Risk-weighted assets (2)	$276,829	$283,369
Average assets	$446,943	$434,113
Ratios
Tier I risk-based capital (minimum 4.0%)	17.2%	16.4%
Total risk-based capital (minimum 8.0%)	18.5%	17.7%
Leverage (minimum 4.0%)	10.7%	10.7%

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

DISTRIBUTION OF ASSETS, LIABILITIES & STOCKHOLDERS’ EQUITY:

INTEREST RATES & INTEREST DIFFERENTIAL

The following schedule presents the condensed average consolidated balance sheets for quarters ended June 30, 2012 and 2011. The total dollar amount of interest income from earning assets and the resultant yields are calculated on a tax equivalent basis. The interest paid on interest-bearing liabilities, expressed in dollars and rates, are also presented with dollars in thousands.

For the three months Ended June 30,	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate
ASSETS
Interest bearing deposits	$22,872	$15	0.25%	$13,048	$8	0.25%
Securities available for sale and held to maturity: (1)
Taxable securities	42,775	381	3.56	45,683	424	3.71
Tax-exempt securities (2)	76,152	1,007	5.29	69,062	943	5.46
Total securities	118,927	1,388	4.67	114,745	1,367	4.77
Short-term investments	50	—	0.02	46	—	0.01
Loans
Real estate mortgages	196,877	3,003	6.10	198,564	3,059	6.16
Home equity loans	29,812	411	5.51	31,031	444	5.72
Time and demand loans	24,995	306	4.90	27,883	320	4.59
Installment and other loans	17,200	361	8.40	19,257	403	8.37
Total loans (3)	268,884	4,081	6.07	276,735	4,226	6.11
Total interest earning assets	410,733	5,484	5.34	404,574	5,601	5.54
Other non-interest bearing assets	39,827			38,594
Total assets	$450,560			$443,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$51,469	12	0.09%	$42,282	$26	0.25%
Savings and insured money market deposits	111,834	66	0.24	102,697	124	0.48
Time deposits	149,032	373	1.00	161,595	541	1.34
Total interest bearing deposits	312,335	451	0.58	306,574	691	0.90
Federal funds purchased and other short-term debt	4	—	1.12	274	—	0.28
Long-term debt	12,418	125	3.98	15,000	150	3.99
Total interest bearing liabilities	324,757	576	0.71	321,848	841	1.05
Demand deposits	67,263			66,203
Other non-interest bearing liabilities	8,098			8,027
Total liabilities	400,118			396,078
Stockholders’ equity	50,442			47,090
Total liabilities and stockholders’ equity	$450,560			$443,168
Net interest bearing assets	$85,976			$82,726
Net interest income – tax effected		4,908			4,760
Less: Tax gross up on exempt securities		338			316
Net interest income per statement of income		$4,570			$4,444
Net interest spread			4.63%			4.49%
Net interest margin (4)			4.78%			4.71%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]	For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
[4]	Computed by dividing tax effected net interest income by total interest earning assets.

For the six months Ended June 30,	2012			2011
		Interest	Average		Interest	Average
	Average	Earned	yield/	Average	Earned	yield/
	balance	paid	rate	balance	paid	rate
ASSETS
Interest bearing deposits	$20,306	$23	0.25%	$12,035	$15	0.25%
Securities available for sale and held to maturity: (1)
Taxable securities	41,313	716	3.47	45,163	815	3.61
Tax-exempt securities (2)	75,483	1,977	5.24	67,255	1,833	5.45
Total securities	116,796	2,693	4.61	112,418	2,648	4.71
Short-term investments	46	—	0.03	43	—	0.01
Loans
Real estate mortgages	197,828	6,146	6.21	199,168	6,154	6.18
Home equity loans	30,148	838	5.56	31,271	888	5.68
Time and demand loans	25,504	626	4.91	28,866	648	4.49
Installment and other loans	17,723	751	8.47	18,541	844	9.10
Total loans (3)	271,203	8,361	6.17	277,846	8,534	6.14
Total interest earning assets	408,351	11,077	5.43	402,342	11,197	5.57
Other non-interest bearing assets	41,139			39,249
Total assets	$449,490			$441,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
NOW and Super NOW deposits	$55,045	25	0.09%	$43,812	$54	0.25%
Savings and insured money market deposits	107,879	133	0.25	100,607	244	0.49
Time deposits	149,514	781	1.04	160,031	1,102	1.38
Total interest bearing deposits	312,438	939	0.60	304,450	1,400	0.92
Federal funds purchased and other short-term debt	10	—	1.12	767	1	0.30
Long-term debt	13,709	275	3.99	15,000	299	3.99
Total interest bearing liabilities	326,157	1,214	0.74	320,217	1,700	1.06
Demand deposits	64,744			65,607
Other non-interest bearing liabilities	8,203			7,371
Total liabilities	399,104			393,195
Stockholders’ equity	50,386			48,396
Total liabilities and stockholders’ equity	$449,490			$441,591
Net interest bearing assets	$82,194			$82,125
Net interest income – tax effected		9,863			9,497
Less: Tax gross up on exempt securities		667			617
Net interest income per statement of income		$9,196			$8,880
Net interest spread			4.69%			4.51%
Net interest margin (4)			4.83%			4.72%

[1]	Yields on securities available for sale are based on amortized cost.
[2]	Tax exempt securities are affected using a 34% tax rate for fully tax exempt municipals and 24% for dividends.
[3]	For the purpose of this schedule, interest on nonaccruing loans has been included only to the extent reflected in the consolidated income statement. However, the nonaccrual loan balances are included in the average amount outstanding.
[4]	Computed by dividing tax effected net interest income by total interest earning assets.

VOLUME AND RATE ANALYSIS

The following schedule sets forth, for each major category of interest earning assets and interest bearing liabilities, the dollar amount of interest income (calculated on a tax equivalent basis) and interest expense, and changes therein for the three and six months ended June 30, 2012 as compared to 2011. The increase and decrease in interest income and expense due to both rate and volume have been allocated to the two categories of variances (volume and rate) based on percentage relationships of such variance to each other, with dollars in thousands.

	June 30, 2012 compared to 2011
	increase (decrease) due to change in
	Average	Average
For the three months ended	Volume	Rate	Total

Interest Income
Interest bearing deposits	$7	$—	$7
Total securities (1)	50	(29)	21
Loans	(156)	11	(145)
Total interest income	(99)	(18)	(117)

Interest Expense
NOW and Super NOW deposits	6	(20)	(14)
Savings and insured money market deposits	11	(69)	(58)
Time deposits	(42)	(126)	(168)
Long-term debt	(26)	1	(25)
Total interest expense	(51)	(214)	(265)
Net interest income	$(48)	$196	$148

	June 30, 2012 compared to 2011
	increase (decrease) due to change in
	Average	Average
For the six months ended	Volume	Rate	Total
Interest Income
Interest bearing deposits	$8	$—	$8
Total securities (1)	103	(58)	45
Loans	(255)	82	(173)
Total interest income	(144)	24	(120)

Interest Expense
NOW and Super NOW deposits	14	(43)	(29)
Savings and insured money market deposits	18	(129)	(111)
Time deposits	(72)	(249)	(321)
Federal funds purchased and other short-term debt	(1)	—	(1)
Long-term debt	(26)	2	(24)
Total interest expense	(67)	(419)	(486)
Net interest income	$(77)	$443	$366

[1]	Fully taxable-equivalent basis.

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

The primary source of liquidity for the parent Company is dividends from the Bank. OCC regulations prohibit the Bank to pay a dividend without prior OCC approval if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of June 30, 2012, the Bank is permitted to pay a dividend without prior OCC approval.

For the six months ended June 30, 2012, cash used in operating activities amounted to $3.7 million, cash provided by financing activities was $17.3 million and cash provided by investing activities amounted to $5.0 million, resulting in a net increase in cash and cash equivalents of $26.0 million to $37.8 million at June 30, 2012. See the Consolidated Statements of Cash Flows for additional information.

The following table reflects the Maturities of Time Deposits of $100,000 or more for June 30, 2012 and December 31, 2011 and Federal Home Loan Bank (FHLB) borrowings for both periods, dollars in thousands:

	Maturity of Time Deposits
	Of $100,000 or More		FHLB Borrowings
As of	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Due three months or less	$21,880	$21,641	$—	$—
Over three months through six months	13,483	15,350	—	5,000
Over six months through twelve months	8,249	12,360	5,000	5,000
Over twelve months	18,311	13,983	5,000	5,000
Total	$61,923	$63,334	$10,000	$15,000

Management anticipates that most of these maturing deposits will be retained at maturity and that liquidity will be adequate to meet funding requirements.

C.	Results of Operations

Comparison of the three month periods ending June 30, 2012 and 2011

Net income for the second three months of 2012 increased $70,000 or 7.2% to $1,045,000 from $975,000 for the same period in 2011. Net interest income after provision for loan losses increased $76,000 or 1.9% to $4,120,000. This increase is primarily due to a $240,000 decrease in interest expense on deposits partially offset by a $145,000 decrease in interest and fees on loans. Non-interest income decreased $22,000 and non-interest expenses decreased $79,000 resulting in an increase in income before income tax expense of $133,000. In income tax expense increased $63,000. The Company’s annualized return on average assets was 0.9% for both the three months ended June 30, 2012 and 2011. The annualized return on average stockholders’ equity was 8.3% for both the three months ended June 30, 2012 and 2011.

Total net interest income after provision for loan losses increased $76,000 or 1.9% to $4,120,000 for the quarter ended June 30, 2012 up from $4,044,000 from the same period in 2011, of which $240,000 was the result of a decrease in interest expense on deposits from $691,000 for the three months ended June 30, 2011 to $451,000 for the same period in 2012, partially offset by a $145,000 or 3.4% decrease in interest and fees on loans. The decrease in interest on deposits was attributable to higher yielding time deposits having been replaced at lower current market rates and lower yields on savings and insured money market deposits. Loan interest and fees decreased as loan repayments continue to outpace loan origination.

The provision for loan losses was $450,000 for the three months ended June 30, 2012, an increase of $50,000 over the same period in 2011. Management believes the provision to be adequate.

Non-interest income decreased to $797,000 for the second three months of 2012 compared to $819,000 for the same period in 2011, a change of $22,000 or 2.7%. This decrease was primarily the result of a $30,000 decrease in service charges on deposit accounts. Non-interest expenses decreased $79,000 or 2.1% from $3,737,000 for the three month period in 2011 to $3,658,000 for the same period in 2012 primarily due to a $55,000 decrease in salaries and employee benefits and a $33,000 decrease in other non-interest expenses.

Income tax expense was $214,000 for the three month period ended June 30, 2012 compared to $151,000 for the corresponding period in 2011, an increase of $63,000. The Company’s effective tax rates were 17.0% and 13.4% for the three month periods ended June 30, 2012 and 2011, respectively. The increase in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2012 as compared to 2011.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the three month average balances, yields, and interest income and expense for the periods ended June 30, 2012 and 2011. Tax equivalent net interest spread increased 14 basis points to 4.63% at June 30, 2012 from 4.49% at June 30, 2011. Net interest margin increased 7 basis points, to 4.78% in the second quarter of 2012 from 4.71% in the same quarter of 2011. Tax equivalent net interest income increased $148,000 to $4,908,000 for the second three months of 2012 compared to $4,760,000 for the same period in 2011. The total average balance for net interest earning assets was $85,976,000 for the three month period ended June 30, 2012 compared to $82,726,000 for the same three month period in 2011, an increase of $3,250,000 or 3.9%. Average interest bearing earning assets increasing by $6,159,000 or 1.5% with a 20 basis point decrease in yield, which was partially offset by average interest liabilities increasing $2,909,000 or 0.9% with a 34 basis point decrease in yield for the three months ended June 30, 2012 versus the same period in 2011. The increase in average interest bearing liabilities was primarily due to average total deposits increasing $5,761,000 or 1.9% to $312,335,000 for the three months ended June 30, 2012 with a corresponding decrease in yield of 32 basis points. This increase was primarily in average savings and insured money market which increased $9,137,000 or 8.9% and average deposits NOW and Super NOW accounts which increased $9,187,000 or 21.7% from the three months ended June 30, 2011 to the same period in 2012. Partially offsetting these increases, average time deposits decreased $12,563,000 or 7.8% for the same periods. The increase in deposits was due in part to our continued sales initiative and deposit gains in our most recently open branches as they continue to gain momentum in their respective communities. The yields on all deposit products decreased as higher yielding deposits matured and were replaced with lower yielding products. Average interest earning assets increased primarily in deposits held in an interest bearing account at the Federal Reserve Bank [“FED”] by $9,824,000 or 75.3% and average tax-exempt securities of $7,090,000 or 10.3% with a 17 basis point decrease in yield. Partially offsetting these increases, average taxable securities decreased $2,908,000 or 6.4% with a decrease of 15 basis points in yield. As tax-exempt securities continue to provide better returns in this low yield environment, the Bank continues to shift investments to this market. Deposits held at the “FED” will be used for liquidity in the coming months to repay maturing Federal Home Loan Bank advances and to fund future loan growth as market conditions improve. Average total loans decreased $7,851,000 or 2.8% with a net decrease in yield of 4 basis points. Average loans decreased $2,057,000, $2,888,000, $1,219,000 and $1,687,000 in installment loans, time and demand loans, home equity loans and real estate mortgages respectively. Average loans decreased as demand was down and customers refinanced and paid down loans. The yields on time and demand loans increased 31 basis points while the yield on home equity loans decreased 21 basis points. The yield on home equity loans decreased in response to market pressure. The increase in yield on time and demand loans was due to increased use of higher yielding commercial lines of credit.

Comparison of the six month periods ending June 30, 2012 and 2011

Net income for the first six months of 2012 increased $501,000 or 29.8% to $2,180,000 from $1,679,000 for the same period in 2011. Net interest income after provision for loan losses increased $266,000 or 3.4% to $8,146,000. This increase is primarily due to a $461,000 decrease in interest expense on deposits. Non-interest income increased $69,000 and non-interest expenses decreased $359,000, resulting in an increase in income before income tax expense of $694,000. In addition income tax expense increased $193,000. The Company’s annualized return on average assets was 1.0% for the six months ended June 30, 2012, up from 0.8% for the same period last year. The annualized return on average stockholders’ equity was 8.7% for the six months ended June 30, 2012 and 6.9% for the same period in 2011.

Total net interest income after provision for loan losses increased $266,000 or 3.4% to $8,146,000 for the six months ended June 30, 2012, up from $7,880,000 from the same period in 2011, of which $461,000 was the result of a decrease in interest expense on deposits from $1,400,000 for the six months ended June 30, 2011 to $939,000 for the same period in 2012. This decrease was attributable to higher yielding time deposits having been replaced at lower current market rates and lower yields on savings and insured money market deposits. In addition, interest income on tax-exempt securities increased $94,000 or 7.7% to $1,310,000 for the six months ended June 30, 2012. Partially offsetting the increases, interest income on taxable investment securities decreased $99,000 or 12.1% to $716,000 and interest on loans decreased $173,000 or 2.0% to $8,361,000 for the six months ended June 30, 2012. The shift in interest income on taxable versus tax-exempt investment securities was due to slightly higher yields in the municipal market.

The provision for loan losses was $1,050,000 and $1,000,000 for the six months ended June 30, 2012 and 2011, respectively. Management believes the provision to be adequate.

Non-interest income increased to $1,630,000 for the first six months of 2012 compared to $1,561,000 for the same period in 2011, a change of $69,000 or 4.4%. This increase was primarily the result of a $93,000 life insurance benefit and a $25,000 increase in net security gains. Partially offsetting these increases was a decrease of $46,000 or 6.2% in income on service charges. Non-interest expenses decreased $359,000 or 4.7% primarily due to a $229,000 decrease in other non-interest expense, a $98,000 decrease in occupancy and equipment expenses and a $70,000 decrease in salaries and employee benefits partially offset by a $38,000 increase in foreclosed real estate expense. The $98,000 decrease in occupancy and equipment expense was primarily due to the full year benefit from cost reduction programs, with savings of $24,000 in insurance, $28,000 in equipment expense, and $18,000 in utility costs. The $229,000 decrease in other non-interest expense was primarily due to a $130,000 decrease in pre-foreclosure costs and a $97,000 decrease in FDIC charges.

Income tax expense was $358,000 for the six month period ended June 30, 2012 compared to $165,000 for the corresponding period in 2011, an increase of $193,000. The Company’s effective tax rates were 14.1% and 8.9% for the six month periods ended June 30, 2012 and 2011, respectively. The increase in effective tax rates was due to tax exempt interest and earnings on bank-owned life insurance being a lower percentage of income before income tax expense in 2012 as compared to 2011.

Throughout the following discussion, net interest income and its components are expressed on a tax equivalent basis which means that, where appropriate, tax exempt income is shown as if it were earned on a fully taxable basis. The discussion is based on the comparison of the six month average balance and yields, and year to date interest income and expense for the periods ended June 30, 2012 and 2011. Tax equivalent net interest spread increased 18 basis points to 4.69% at June 30, 2012 from 4.51% at June 30, 2011. Net interest margin increased 11 basis points, to 4.83% in the first six months of 2012 from 4.72% in the same period of 2011. Tax equivalent net interest income increased $366,000 to $9,863,000 for the first six months of 2012 compared to $9,497,000 for the same period in 2011. The total average balance for net interest earning assets was $82,194,000 for the six month period ended June 30, 2012 compared to $82,125,000 for the same six month period in 2011, an increase of $69,000. Average interest earning assets increased by $6,009,000 or 1.5% with a 14 basis point decrease in yield, which was partially offset by average interest bearing liabilities which increased $5,940,000 or 1.9% with a 32 basis point decrease in yield for the six months ended June 30, 2012 versus the same period in 2011. Average interest earning assets increased primarily in deposits held in an interest bearing account at the Federal Reserve Bank [“FED”] by $8,271,000 or 68.7% and average tax-exempt securities of $8,228,000 or 12.2% with a 21 basis point decrease in yield. Partially offsetting these increases, average taxable securities decreased $3,850,000 or 8.5% with a decrease of 14 basis points in yield. As tax-exempt securities continue to provide better returns in this low yield environment, the Bank continues to shift investments to this market. Deposits held at the “FED” will be used for liquidity in the coming months to repay maturing Federal Home Loan Bank advances and to fund future loan growth as market conditions improve. Average total loans decreased $6,643,000 or 2.4% with a net increase in yield of 3 basis points. Average loans decreased $3,362,000, $1,123,000 and $1,340,000 in time and demand loans, home equity loans and real estate mortgages respectively all as a result of low demand. The yields on time and demand loans increased 42 basis points while the yield on home equity loans decreased 12 basis points and installment loans decreased 63 basis points. The yield on home equity loans decreased in response to market pressure. The increase in yield on time and demand loans was due to increased use of higher yielding commercial lines of credit. Installment loan rates increased due to product mix. The increase in average interest bearing liabilities was primarily due to average total deposits increasing $7,988,000 or 2.6% to $312,438,000 for the six months ended June 30, 2012 with a corresponding decrease in yield of 32 basis points. This increase was primarily in average NOW and Super NOW accounts which increased $11,233,000 or 25.6% and average savings and insured money market deposits which increased $7,272,000 or 7.2% from the six months ended June 30, 2011 to the same period in 2012. Partially offsetting this increase, average time deposits decreased $10,517,000 or 6.6% for the same periods. The increase in deposits was due in part to our continued sales initiative and deposit gains in our most recently open branches as they continue to gain momentum in their respective communities. The yields on all deposit products decreased as higher yielding deposits matured and were replaced with lower yielding products.

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

Foreclosed real estate consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. At the time of initial foreclosure, or when foreclosure occurs in-substance, these assets are recorded at fair value less estimated costs to sell and the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses. Any subsequent valuation adjustments are charged or credited to other non-interest income. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of foreclosed real estate are recorded when title has passed and the sale has met all the requirements prescribed by US GAAP.

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

ITEM 4T.           CONTROLS AND PROCEDURES

Disclosure controls and procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, an evaluation of the effectiveness of internal controls over financial reporting was conducted, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal controls over financial reporting were effective as of June 30, 2012.

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

ITEM 4.          MINE SAFETY DISCLOSURE

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

August 14, 2012

